Form 10-Q
period 2007-03-31
METABOLIX, INC.
filed 2007-05-11
CIK 1121702

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33133

METABOLIX, INC.

Delaware	04-3158289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Erie Street
Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

(617) 492-0505
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2007 was 21,622,431 .

Metabolix, Inc.

Form 10-Q

For the Quarter Ended March 31, 2007

Table of Contents

Part I. Financial Information

Item
1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006
Notes to the Condensed Consolidated Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

Part II. Other Information

1.	Legal Proceedings
1A.	Risk Factors
2.	Unregistered Sales of Equity Securities and Use of Proceeds
3.	Defaults Upon Senior Securities
4.	Submission of Matters to a Vote of Security Holders
5.	Other Information
6.	Exhibits
SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$19,861	$25,182
Short-term investments	98,264	96,898
Accounts receivable	74	58
Due from related parties	734	521
Unbilled receivable	107	90
Prepaid expenses and other current assets	622	651
Total current assets	119,662	123,400
Restricted cash	498	498
Property and equipment, net	4,000	3,673
Other assets	25	25
Total assets	$124,185	$127,596

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,330	$1,604
Accrued expenses	1,606	1,391
Current portion of deferred rent	165	166
Deferred revenue	135	60
Total current liabilities	3,236	3,221
Deferred rent	1,007	1,048
Long-term deferred revenue	14,425	13,667
Other long-term liabilities	74	72
Total liabilities	18,742	18,008
Commitments and contingencies (Note 11)
Stockholders’ Equity

Common stock ($0.01 par value per share); 100,000,000 shares authorized at March 31, 2007 and December 31, 2006; 21,079,513 and 20,574,412 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively;	211	206
Additional paid-in capital	176,316	175,803
Deferred compensation	(186)	(212)
Accumulated other comprehensive income	27	28
Accumulated deficit	(70,925)	(66,237)
Total stockholders’ equity	105,443	109,588
Total liabilities and stockholders’ equity	$124,185	$127,596

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2007	2006

Revenue:
Research and development revenue	$—	$2,502
License fee and royalty revenue:
From related parties	75	140
Grant revenue	354	439
Total revenue	429	3,081
Operating expenses:
Research and development expenses, including cost of revenue	3,808	2,132
Selling, general, and administrative expenses	2,847	1,406
Total operating expenses	6,655	3,538

Loss from operations	(6,226)	(457)

Other income (expense):
Interest income, net	1,538	132

Net loss	$(4,688)	(325)

Net loss per share:
Basic and Diluted	$(0.22)	$(0.11)

Number of shares used in per share calculation
Basic and Diluted	21,430,893	2,977,256

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(4,688)	$(325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	247	190
Stock-based compensation	517	55
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	(35)	(487)
Due from related party	516	—
Prepaid expenses and other assets	29	(424)
Accounts payable	(297)	(325)
Accrued expenses	158	515
Deferred lease obligation	(41)	(41)
Deferred revenue	104	(1,704)
Net cash used in operating activities	(3,490)	(2,546)

Cash flows from investing activities
Purchase of property and equipment	(530)	(413)
Purchase of short term investments	(42,386)	(16,246)
Proceeds from sale and maturity of short term investments	41,020	1,225
Net cash used in investing activities	(1,896)	(15,434)

Cash flows from financing activities
Principal payments for capitalized lease obligations	—	(26)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	17,434
Advances from investors	—	(615)
Proceeds from exercise of options and warrants	65	37
Net cash provided by financing activities	65	16,830

Net decrease in cash and cash equivalents	(5,321)	(1,150)
Cash and cash equivalents at beginning of period	25,182	1,835
Cash and cash equivalents at end of period	$19,861	$685

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(All dollar amounts are stated in thousand.)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (“the Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2007 and 2006.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. ACCOUNTING POLICIES

There have been no material changes in accounting policies since the end of the fiscal year ended December 31, 2006, as described in Note 3 to the consolidated financial statements included in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2006.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 in the first quarter of 2008 is not expected to have a material impact on the financial statements of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FAS 115(“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in the first quarter of 2008 is not expected to have a material impact on the financial statements of the Company.

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(4,688)	$(325)
Other comprehensive income:
Change in unrealized gain on investments	27	—
Total other comprehensive income	27	—
Comprehensive loss	$(4,661)	$(325)

5. BASIC AND DILUTED NET LOSS PER SHARE

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

The number of shares of potentially dilutive common stock related to redeemable convertible preferred stock, options, and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the quarters ended March 31, 2007 and 2006, respectively, are shown below:

	Three Months Ended
	March 31,
	2007	2006
Net loss basic and diluted	$(4,688)	$(325)
Shares used in calculating basic and diluted net loss per share	21,430,893	2,977,256
Basic and diluted net loss per share	$(0.22)	$(0.11)

The following amounts were not included in the calculation of net loss per share because their effects were antidilutive:

	Three Months Ended
	March 31,
	2007	2006
Redeemable convertible preferred stock	—	9,488,229
Options	2,708,001	2,012,171
Warrants	710,845	939,150

6. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Under the provisions of SFAS No. 123(R), compensation cost recognized for the three months ended March 31, 2007 and 2006 included compensation cost for all stock options granted to employees subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and will be recognized over the vesting period of the applicable award on a straight-line basis. The effect of SFAS No. 123(R) for the three months ended March 31, 2007 was an increase in net loss of $398 and a $0.02 increase to basic and diluted net loss per share The impact of SFAS No. 123 (R) on the net loss and  basic and diluted net loss per share was insignificant for the three months ended March 31, 2006. The Company granted options to an officer of the Company prior to January 1, 2006 that contained performance based vesting conditions which were met during the year ended December 31, 2006. The resulting deferred compensation is being recorded ratably over the remaining service period and $26 was recorded during the three months ended March 31, 2007.

A summary of option activity for the three months ended March 31, 2007 and 2006 is as follows:

	March 31,
	2007		2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of period	2,717,244	$4.60	2,036,982	$2.42
Granted	22,500	$18.67	17,570	$1.84
Exercised	(31,459)	$1.95	(3,063)	$3.14
Canceled	(9,375)	$14.00	(61,065)	$10.66
Outstanding at end of period	2,698,910	$4.71	1,990,424	$2.16

Options exercisable as of March 31,	1,579,598		991,704

Weighted average grant date fair value of options granted during the period		$11.13		$2.13

Non-employee Stock Option Awards

The compensation expense related to non-employee stock options is generally recognized over a period of four years. The grants generally vest quarterly and such vesting is contingent upon future services provided by the consultants to the Company. Relating to these options, the Company recorded stock-based compensation expense of $93 and $47 for the three months ended March 31, 2007 and 2006, respectively. Options remaining unvested for the non-employees are subject to remeasurement each reporting period prior to vesting in full. Since the fair market value of the options issued to the non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges.

7. SIGNIFICANT COLLABORATIONS

ADM Agreement

On November 3, 2004, the Company signed an agreement with ADM Polymer Corporation (“ADM”), a subsidiary of Archer Daniels Midland Company, to establish an alliance whereby the Company would provide technology and licenses thereto and research and development services, and ADM would provide manufacturing services and capital necessary to produce MirelTM natural plastic on a commercial scale basis. This agreement was amended by the parties on September 8, 2005 to define certain cost sharing activities related to pilot manufacturing, to change certain milestones and to make other minor modifications.

The Technology Alliance and Option Agreement provided ADM with an option (the “Option”) to enter into a commercial alliance for further research, development, manufacture, use and sale of  Mirel on the terms and conditions set forth in the Commercial Alliance Agreement (see below). The Option was exercisable by ADM under certain conditions at any time until 30 days after the expiration of the term of the Technology Alliance and Option Agreement. On July 12, 2006, ADM exercised this Option.

Commercial Alliance Agreement

The Commercial Alliance Agreement specifies the terms and structure of the relationship between the Company and ADM. The primary function of this agreement is to establish the activities and obligations of the Company and ADM by which the parties will commercialize Mirel natural plastic. These activities include: the establishment of a Joint Sales Company, which has been named Telles (“Telles” or the “JSC”), to market and sell Mirel, the construction of a manufacturing facility capable of producing 110 million pounds of material annually (the “Commercial Manufacturing Facility”), the licensing of technology to Telles and to ADM, and the conducting of various research, development, manufacturing, sales and marketing, formulation and administrative services by the parties.

Telles is a limited liability company, formed and equally owned by the Company and ADM, and is intended to: (i) serve as the commercial entity to establish and develop the commercial market for Mirel, and conduct the marketing and sales in accordance with the goals of the commercial alliance, (ii) assist in the coordination and integration of the manufacturing, formulation and marketing activities, and (iii) administer and account for financial matters on behalf of the parties. The Company and ADM each have 50% equity and voting interest in Telles.

A summary of the key activities under this agreement is as follows: (i) ADM will arrange for, finance the construction of, and own, a facility in which it will manufacture Mirel natural plastic under contract to Telles; (ii) the Company will either arrange for and finance the acquisition or construction of a facility in which it will formulate Mirel natural plastic or it will arrange for third parties to formulate the Mirel natural plastic; (iii) the Company, acting in the name and on behalf of Telles, will establish the initial market for Mirel. The Company will also continue its research and development efforts to further advance the technology and expand and enhance the commercial potential of Mirel.  Subject to certain limitations, ADM will finance the working capital requirements of Telles.

Telles will make up to twelve payments of $1,575 per calendar quarter to the Company to support these activities during the construction of the Commercial Manufacturing Facility. In the event construction is completed and sale of commercial product commences prior to Telles making all twelve such payments, the quarterly payments will cease and Telles will pay the Company a lump sum equal to the number of remaining unpaid payments multiplied by $250. Through March 31, 2007, support payments totaling $6,300 have been received by the Company and recorded as deferred revenue.

During the construction period of the Commercial Manufacturing Facility all pre-commercial material production expenses incurred by ADM and the Company are shared equally. From the execution of this agreement in July 2006 through March 31, 2007, ADM has reimbursed the Company $970. At March 31, 2007 net reimbursements of $728 were due from ADM. All amounts due or received from ADM relating to this agreement are recorded as deferred revenue.

Upon the commencement of commercial sales, Telles will pay the Company royalties on sales as well as reimburse it for the cost of services provided pursuant to the Commercial Alliance Agreement.

While Telles is a fifty-fifty joint venture, ADM will be advancing a disproportionate share of the financial capital needed to construct the manufacturing plant and to fund its activities. Therefore, a preferential distribution of cash flow will be used, whereby all profits (after payment of all royalties, reimbursements and fees) from Telles will be distributed to ADM until ADM’s disproportionate investment in Telles has been returned in full. Once ADM has recouped such amounts, the profits of Telles will be distributed in equal amounts to the parties.

The Commercial Alliance Agreement provides for expansion of the operations of Telles beyond the initial license of 110 million pounds annual production through an equally-owned joint venture. While certain principles of the joint venture have been agreed to, the detailed terms and conditions will not be determined until a later date.

The Commercial Alliance Agreement and related agreements include detailed provisions setting out the rights and obligations of the parties in the event of a termination of the Commercial Alliance. These provisions include the right for either party to terminate the Commercial Alliance upon a material default of a material obligation by the other party after a notice and cure period has expired. The parties are also permitted to terminate the Commercial Alliance if a change in circumstances that is not reasonably within the control of a party makes the anticipated financial return from the project inadequate or too uncertain. Finally, the parties have specific obligations to fulfill in the event of termination or if they file for bankruptcy protection.

  8. INCOME TAXES

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on January 1, 2007.

The tax years 1993 through 2006 remain open to examination by major taxing jurisdictions to which we are subject, which are primarily in the US.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

At December 31, 2006 the Company had net operating loss carryforwards for federal and state income tax purposes of $26,230. The Company’s federal and state net operating loss carryforwards will begin to expire in 2008 and 2007, respectively. The Company also had available research and development credits for federal and state income tax purposes of $1,515 and $1,226, respectively. The federal and state research and development credit will begin to expire in 2012 and 2017 respectively. As of December 31, 2006 the Company also had available investment tax credits for state income tax purposes of $159 which began to expire in 2007.  Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study. If the Company has experienced a change in control at any time since the  Company’s formation, utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as uncertain tax positions under FIN 48.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31, 2007	December 31, 2006
Intellectual property costs	$169	$143
Contracted research and development	75	44
Professional services	539	306
Capital expenditures	44	88
Employee compensation and benefits	363	201
Pre-commercial manufacturing costs	200	384
Other	216	225
Total accrued expenses	$1,606	$1,391

10. SEGMENT INFORMATION

There have been no changes in the segment information since the fiscal year ended December 31, 2006, as described in Note 3 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various investigations, claims and legal proceedings that arise in the ordinary course of business activities.

Procter & Gamble Company (“P&G”) filed a nullity action on March 8, 2005 in Germany seeking to revoke the German equivalent of one of the Company’s patents. The patent is licensed by the Massachusetts Institute of Technology (“MIT”) exclusively to the Company. The Company is controlling the response to the nullity action, at the Company’s expense, with MIT’s cooperation. The Company believes this nullity action is without merit and intends to vigorously defend this patent. The Company is unable to determine the potential outcome at this time and has not reserved for any potential liability in this matter as of March 31, 2007.

License Agreement with Massachusetts Institute of Technology (“MIT”)

The Company’s exclusive license agreement with MIT requires the Company to pay annual license fees of $25 and additional potential royalty payments to MIT based on a percentage of net sales of products or services covered by patents that are subject to the license. There was $67 accrued for license fees or royalties at March 31, 2007 and $62 at December 31, 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts are stated in thousands)

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees; and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: current or future financial performance and position, management’s strategy, plans and objectives for future operations, plans and objectives for product development and commercialization, plans and objectives for present and future research and development and results of such research and development, plans and objectives for manufacturing, the commercialization of environmentally sustainable, economically attractive alternatives to petrochemical-based plastics, fuels and chemicals, the commercialization of natural plastic through our alliance with Archer Daniels Midland Company, or ADM, sales of natural plastic as an alternative to petrochemical-based plastics, the construction of the Commercial Manufacturing Facility, the production of natural plastic at the Commercial Manufacturing Facility, the commercial success of natural plastic, the feasibility of extracting natural plastic from switchgrass, the commercial viability of switchgrass, recognition of revenue, management’s plans and expectations for revenue from government grants, research and development revenue, research and development expenses and capital and working capital requirements. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) our ability to successfully manufacture natural plastic at commercial scale in a timely or economical manner, (ii) we may not be successful in the development of our products, including natural plastic, (iii) if ADM does not build the Commercial Manufacturing Facility on time and on budget, our revenues and the distribution of profits, if any, to us will be delayed, (iv) we may not be able to develop manufacturing capacity sufficient to meet demand in an economical manner or at all, (v) we may not achieve market acceptance of our products, (vi) we have limited marketing and sales experience and capabilities, which may make the commercialization of our products difficult, (vii) we rely heavily on ADM and will rely heavily on future collaborative partners, (viii) our success will be influenced by the price of petroleum, the primary ingredient in conventional petrochemical-based plastics, relative to corn sugar, the primary ingredient in our products, (ix) our future profitability is uncertain, and we have a limited operating history on which you can base your evaluation of our business, (x) we may need to secure additional funding and may be unable to raise additional capital on favorable terms or at all, (xi) if we lose key personnel or are unable to attract and retain necessary talent, we may be unable to develop or commercialize our products under development, (xii) confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete, (xiii) patent protection for our products is important and uncertain, (xiv) a substantial portion of the technology used in our business is owned by or subject to retained rights of third parties, (xv) third parties may claim we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result, (xvi) if we are unable to manage our growth effectively, our business could be adversely affected, (xvii) we may not be successful in identifying market needs for new technologies and developing new products to meet those needs, (xviii) our products are made using genetically modified products which may be, or may be perceived as being, harmful to human health or the environment, (xix) we face and will face substantial competition in several different markets that may adversely affect our results of operations, (xx) we are subject to significant foreign and domestic government regulations, including environmental and health and safety regulations, and failure to comply with these regulations could harm our business, (xxi) our government grants may subject us to government audits, which could materially harm our business and results of operations, (xxii) we face risks associated with our international business, (xxiii) if we are unable to develop, implement and maintain appropriate internal controls we will not be able to comply with applicable regulatory requirements imposed on reporting companies, (xxiv) changes in, or interpretations of, accounting rules and regulations, such as revenue recognition and expensing of stock options, could result in unfavorable accounting treatment or require us to change our compensation policies and (xxv) our pre-commercial manufacturing recovery operations are currently conducted at a single location which makes us susceptible to disasters.

The forward-looking statements and risks factors presented in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws. The above risks factors should be read in conjunction with Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are a biotechnology company that develops and plans to commercialize environmentally sustainable, economically attractive alternatives to petrochemical-based plastics, fuels and chemicals. Our strategy is to develop technology platforms that integrate advanced biotechnology with current industrial practice and to commercialize these platforms with industry leading strategic partners. Our first platform, which we will be commercializing through a joint venture with Archer Daniels Midland Company, or ADM, is a proprietary, large-scale microbial fermentation system for producing a versatile family of naturally occurring polymers known as polyhydroxyalkanoates, which we call Mirel natural plastic. Our microbial fermentation system combines our proprietary engineered bacteria with corn sugar and other materials in a fermenter. The bacteria digest the corn sugar and produce the natural plastic inside the bacteria. We separate the natural plastic from the remainder of the bacteria and formulate the polymer into its final form for commercial sale. Through the joint venture with ADM, which will operate under the name Telles, we intend to sell these polymers as environmentally friendly, but functionally equivalent, alternatives to petrochemical-based plastics in a wide range of commercial applications, including disposable goods, packaging, agricultural products, consumer goods and electronics. Mirel will be produced in a 110 million pound annual capacity commercial scale plant, or Commercial Manufacturing Facility, which is presently under construction by ADM in Clinton, Iowa.  The Commercial Manufacturing Facility will produce biodegradable Mirel natural plastic out of corn sugar, an abundant agriculturally-produced renewable resource. We are currently producing pre-commercial quantities of Mirel natural plastic jointly with ADM at a small scale, market development plant.

 ADM will construct, finance, own and operate the Commercial Manufacturing Facility through a manufacturing agreement with our Telles joint venture.  We will provide or procure formulation services to convert the output from the Commercial Manufacturing Facility into forms that are suitable for various commercial applications. Even though Telles is a separate legal entity owned equally by us and ADM Polymer, ADM Polymer will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish formulation operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow will be used, whereby all profits from the joint venture, after payment of all royalties, reimbursements and fees, will be distributed to ADM until ADM’s disproportionate investment in the joint venture including the costs of constructing the Commercial Manufacturing Facility have been returned to ADM. Once ADM has recouped such amounts, the profits of the joint venture will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a “Ledger Account” has been established to record the respective investments made by the parties. As of March 31, 2007 the balance of the Ledger Account, as defined in the Commercial Alliance Agreement, was $29,256. This balance is expected to increase as the construction of the Commercial Manufacturing Facility progresses and our joint venture Telles becomes operational.

Our second technology platform, which is in an early stage, is a biomass biorefinery system using switchgrass to co-produce both natural plastic and biomass feedstock for the production of power or liquid fuels such as ethanol or other biofuels. For this system, we are engineering switchgrass to produce natural plastic in the leaf and stem of the plant. We intend to extract the polymer from switchgrass and use the remaining plant material as a biomass feedstock for the production of energy products including electricity and ethanol. Switchgrass is a commercially and ecologically attractive, non-food energy crop that is indigenous to North America and is generally considered to be a leading candidate for cellulose-derived production of ethanol and other biofuels. We believe that using switchgrass to co-produce these products can offer superior economic value and productivity as compared to single product systems that produce them individually. We have been working on our biomass biorefinery platform using switchgrass with support from the U.S. Department of Energy and the U.S. Department of Agriculture for several years, and we believe that we are a scientific leader in this field. Our goals for this program are to have commercially viable switchgrass varieties in pre-commercial field trials in approximately four years and to establish strategic alliances with attractive partners to commercially exploit this platform.

As of March 31, 2007, we had an accumulated deficit of $70,925 and total stockholders’ equity was $105,443.

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

We entered into our alliance with ADM in 2004. We also formed a joint development arrangement with BP in 2005.  As of March 31, 2007, all payments received from ADM had been recorded as deferred revenue on our balance sheet. We expect that future payments from ADM, through at least the construction phase of the Commercial Alliance Agreement, including quarterly operating payments of $1,575 and other payments, will be classified as deferred revenue as well. We expect to begin recognizing revenue at the time of the first commercial sale of Mirel natural plastic. All amounts will be recognized proportionally over the period in which our commercial obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement.

Deferred revenue of $2,500 associated with the BP arrangement was recognized in full during the first quarter of 2006 when the alliance was terminated.

We received the following payments from these arrangements to offset operating cash needs during the three years ended December 31, 2006 and through the three months ended March 31, 2007:

•	upfront payment of $3,000 from ADM in November 2004;

•	milestone payment of $2,000 from ADM in May 2006;

•	support payments of $6,300 from ADM through March 2007;

•	cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations of $2,689; and

•	development payments of $2,500 from BP during 2005 and 2006.

United States Government Contracts and Grants

As of March 31, 2007, expected gross proceeds of  $1,114 remain to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance under the various contracts.

The status of our United States government contracts and grants is as follows:

Program Title	Funding Agency		Total government funds	Total received through March 31, 2007	Remaining amount to be received as of March 31, 2007	Contract/Grant Expiration
Biomass Biorefinery for the Production of Polymers and Fuel	Department of Energy		$7,480	$6,889	$231	Dec. 2007

Advanced Biorefinery Feedstocks	Department of Agriculture		$2,000	$2,000	—	Oct. 2006

PHA Bioplastic Packaging Materials	SERDP	(1)(2)	$1,005	$191	$814	Aug. 2008

Blow Molded Bioproducts from Natural Plastic	Department of Agriculture		$80	$11	$69	Dec. 2007

Total			$10,565	$9,091	$1,114

(1)	Strategic Environmental Research and Development Program.

(2)	Funding of these government contracts and grants beyond the United States government’s current fiscal year is subject to annual congressional appropriations.

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2007 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgements.”

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Revenue

	Three Months ended
	March 31,
	2007	2006	Change
	(in thousands)
Research and development revenue	$—	$2,502	$(2,502)
License fee and royalty revenue	75	140	(65)
Grant revenue	354	439	(85)
Total revenue	$429	$3,081	$(2652)

Research and development revenue

During the first quarter of 2006 we recognized revenue from research and development services of $2,500 from our joint development arrangement with BP upon the termination of the arrangement by BP in January 2006, as we had been released from any future performance obligations. There was no research and development revenue recognized for the three month period ended March 31, 2007.

License fee and royalty revenue

License fee and royalty revenue from a related party was $75 and $140 for the three months ended March 31, 2007 and 2006, respectively. The decrease of $65 was due to the receipt of the final payment due under one of the license agreements with a related party during the first half of 2006.

Grant Revenue

Grant revenue was $354 and $439 for the three months ended March 31, 2007 and 2006, respectively. Government grant revenue declined due to the completion of the US Department of Agriculture program in the first quarter of 2006.  These decreases were partially offset by new grant programs in 2006 and increased US Department of Energy grant activity.

Expenses

	Three Months ended
	March 31,
	2007	2006	Change
	(in thousands)
Research and development expenses, including cost of revenue	$3,808	$2,132	$1,676
Selling, general, and administrative expenses	2,847	1,406	1,441
Total operating expenses	$6,655	$3,538	$3,117

Research and development expenses

Research and development expenses were $3,808 and $2,132 for the three months ended March 31, 2007 and 2006, respectively. The increase of $1,676 was primarily due to product development and pre-commercial manufacturing of Mirel and related activities and increases in research and development personnel to support our collaborative agreements with ADM and to support our switchgrass research program.  Payroll and benefit related expenses during the first quarter of 2007 were $1,389 as compared to $670 during the same quarter in 2006, including stock-based compensation expense which increased to $80 in the first quarter 2007 as compared to $6 during the same period in 2006. The expenses related to pre-commercial manufacturing increased to $1,210 during the first quarter in 2007 as compared to $620 during the same period in 2006.  We expect to incur increasing research and development expenses in future periods as we expand our pre-commercial manufacturing and product development activities.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $2,847 and $1,406 for the three months ended March 31, 2007 and 2006, respectively. The increase of $1,441 was primarily due to increased costs associated with being a public company and an increase in sales and marketing costs as we build our sales and marketing infrastructure to prepare for the commercialization of natural plastic.  Payroll and benefits related expenses increased to $1,196 during the first quarter of 2007 as compared to $625 for the same period in 2006, including stock-based compensation expense which increased to $437 as compared to $49 for the same period in 2006. Expenses related to sales and marketing activities increased from $247 to $533 during the first quarter of 2007. We expect that selling, general and administrative expenses will continue to increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company.

Other income (expense)

	Three Months ended
	March 31,
	2007	2006	Change
	(in thousands)
Total other income, net	$1,538	$132	$1,406

Other income, net, consists of investment income and was $1,538 and $132 for the three months ended March 31, 2007 and 2006, respectively. The increase of $1,406 was due to an increase in cash, cash equivalents and short-term investment balances. The increase in cash and short-term investments was primarily a result of the completion of our initial public offering in November 2006.  We held $118,623 and $17,543 in cash and short-term investments at March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our capital lease obligations.

We fund our cash requirements primarily through the following methods:

•                  our strategic alliance with ADM;

•                  government grants;

•                  equity financing; and

•                  interest earned on invested capital.

Currently our products are in the pre-commercial stage of development and commercial sales have not begun.  In addition, we have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of March 31, 2007 we had an accumulated deficit of $70,925.  Our total unrestricted cash, cash equivalents and short-term investments as of March 31, 2007 were $118,125 as compared to $122,080 at December 31, 2006. Based on our current business plan, we believe that our existing cash, cash equivalents, short-term investments and projected cash inflows from revenues will be sufficient to fund our operating expenses and capital requirements for the next two years. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities.  However, such funds may not be available when needed, or we may not be able to obtain funding on favorable terms, or at all.

Operating activities

Net cash used in operating activities was $3,490 and $2,546 for the period ended March 31, 2007 and 2006, respectively. The net cash used in 2007 primarily reflects the net loss for this period, as adjusted for deferred revenue, stock-based compensation expense, and depreciation.  During the first quarter of 2007 we received $516 from our partner, ADM, for net reimbursements of pre-commercial manufacturing expenses.  Deferred revenue decreased by $1,704 for the period ended March 31, 2006, primarily due to the recognition of $2,500 revenue related to the termination of our joint development agreement with BP, partially offset by reimbursement of expenses by ADM related to the construction of the pre-commercial manufacturing facility and production costs for our pre-commercial material.

Investing activities

Net cash used in investing activities was $1,896 and $15,434 for the period ended March 31, 2007 and 2006, respectively.  Amounts used for the purchase of property and equipment totaled $530 and $413 for the three months ended March 31, 2007 and 2006, respectively. The increase in property and equipment for the three months ended March 31, 2007 primarily related to the expansion of the pre-commercial manufacturing facility to support the production of pre-commercial material. We anticipate that these expansion project expenses will increase in the following two quarters.

Financing activities

Net cash received from financing activities was $65 and $16,830 for the three months ended March 31, 2007 and 2006. The proceeds from financing activities consisted of option and warrant exercises for the three month period ended March 31, 2007. For the three month period ended March 31, 2006 cash flows from financing activities primarily consisted of $17,434 from the proceeds of the sale of redeemable convertible preferred stock, net of issuance costs.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in our future periods:

	Payments Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Operating lease obligations	$7,946	$860	$2,332	$2,363	$2,391
Purchase obligations	225	25	50	50	100
	$8,171	$885	$2,382	$2,413	$2,491

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

We have recorded license and royalty revenue from Tepha, Inc., a related party, during the three months ended March 31, 2007 and 2006. We also have various transactions with our alliance partner ADM, a related party, during the three months ended March 31, 2007 and 2006. In 2005 we granted an option to purchase common stock to the spouse of one of our directors, a related party, in connection with a consulting agreement. For more information on our related party transactions, please see Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 in the first quarter of 2008 will have a material impact on the financial statements.

In February 2007, the FASB issued SFAS no. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FAS 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS No. 159 in the first quarter of 2008 will have a material impact on the financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information affecting our market risk since the end of the fiscal year ended December 31, 2006, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in various investigations, claims and legal proceedings that arise in the ordinary course of business activities.

Procter & Gamble Company (“P&G”) filed a nullity action on March 8, 2005 in Germany seeking to revoke the German equivalent of one of the Company’s patents. The patent is licensed by the Massachusetts Institute of Technology (“MIT”) exclusively to the Company. The Company is controlling the response to the nullity action, at the Company’s expense, with MIT’s cooperation. The Company believes this nullity action is without merit and intends to vigorously defend this patent. The Company is unable to determine the potential outcome at this time and has not reserved for any potential liability in this matter as of March 31, 2007.

ITEM 1A. RISK FACTORS

There have been no material changes in information regarding our risk factors since the end of the fiscal year ended December 31, 2006, as described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

During the quarter ended March 31, 2007, the Company issued an aggregate of 473,642 shares of common stock upon the exercise of warrants as follows:

An aggregate of 30,443 shares of common stock were issued upon exercise of warrants for which the exercise price of $.1224 per share was paid in cash.

An aggregate of 307,337 shares of common stock were issued in net exercise transactions upon the exercise of warrants having an exercise price of $.1224 per share.

An aggregate of 135,862 shares of common stock were issued in net exercise transactions upon the exercise of warrants having an exercise price of $13.2142 per share.

The shares of common stock were issued to stockholders who had acquired warrants in connection with the Company’s private placement financings during the period from 2002 to 2005.  No underwriters were involved in the exercise transactions, and there were no underwriting discounts or commissions. The issuance of securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

Use of Proceeds from Registered Securities

There has been no material change in the planned use of proceeds from our initial public offering as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2007, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFALTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On March 30, 2007, the Company entered into a lease with Fortune Wakefield, LLC, as landlord, for approximately 14,000 square feet of space in Lowell, Massachusetts.  The lease has a term of five years. The Company intends to use this space, in addition to its headquarters location in Cambridge, Massachusetts, for office and laboratory purposes.

On May 3, 2007, Metabolix, Inc. appointed its current Chairman of the Board, Jay Kouba, Ph.D., as President and Chief Executive Officer. Dr. Kouba replaced James J. Barber, Ph.D., who resigned on May 3, 2007, as President, Chief Executive Officer and as a member of the Board of Directors. Upon his appointment as President and Chief Executive Officer, Mr. Kouba resigned as a member of the audit committee. On May 11, 2007, Metabolix notified the Nasdaq Stock Market, LLC (“Nasdaq”) that due to Mr. Kouba’s resignation from the audit committee Metabolix’s audit committee was comprised of two members and was not in compliance with Marketplace Rule 4350(d)(2)(A) which requires an audit committee comprised of three members. Metabolix also notified Nasdaq that it was relying on a 180-grace period to appoint a third member to its audit committee pursuant to Rule 4350(d)(4). Metabolix intends to appoint a third member to its audit committee at its next board meeting to be held on May 17, 2007.

ITEM 6.  EXHIBITS

10.1	Lease by and between Fortune Wakefield, LLC (“Landlord”) and Metabolix, Inc. dated March 30, 2007 (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
31.2	Rule 13a-14(a)/15d-14(a) of Certification (furnished herewith).
32.1	Section 1350 Certification (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

May 11, 2007	By:	/s/ JAY KOUBA
Jay Kouba
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

May 11, 2007	By:	/s/ THOMAS G. AUCHINCLOSS, JR.
Thomas G. Auchincloss
Vice President and Chief Financial Officer (Principal Financial Officer)