Form 10-Q
period 2007-06-30
METABOLIX, INC.
filed 2007-08-08
CIK 1121702

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33133

METABOLIX, INC.

Delaware	04-3158289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Erie Street
Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

(617) 583-1700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒.  No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.   No  ☒.

The number of shares outstanding of the registrant’s common stock as of August 2, 2007 was 22,197,127.

Metabolix, Inc.
Form 10-Q
For the Quarter Ended June 30, 2007

Table of Contents

Item

Part I. Financial Information

1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and2006
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006
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
SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$9,034	$25,182
Short-term investments	106,462	96,898
Accounts receivable	20	58
Due from related parties	832	521
Unbilled receivable	230	90
Prepaid expenses and other current assets	600	651
Total current assets	117,178	123,400
Restricted cash	498	498
Property and equipment, net	5,362	3,673
Other assets	72	25
Total assets	$123,110	$127,596

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$504	$1,604
Accrued liabilities	3,644	1,391
Current portion of deferred rent	165	166
Deferred revenue	110	60
Total current liabilities	4,423	3,221
Deferred rent and other long term liabilities	1,041	1,120
Long-term deferred revenue	17,021	13,667
Total liabilities.	22,485	18,008
Commitments and contingencies (Note 11)
Stockholders’ Equity

Common stock ($0.01 par value per share); 100,000,000 shares authorized at June 30, 2007 and December 31, 2006; 22,165,798 and 20,574,412 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively;	222	206
Additional paid-in capital	178,902	175,803
Deferred compensation	—	(212)
Accumulated other comprehensive income	93	28
Accumulated deficit	(78,592)	(66,237)
Total stockholders’ equity	100,625	109,588
Total liabilities and stockholders’ equity	$123,110	$127,596

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Research and development revenue	$—	$—	$—	$2,502
License fee and royalty revenue from related parties	32	50	107	190
Grant revenue	155	678	508	1,117
Total revenue	187	728	615	3,809

Operating expenses:
Research and development expenses, including cost of revenue	5,026	2,537	8,833	4,669
Selling, general, and administrative expenses	4,351	2,409	7,199	3,815
Total operating expenses	9,377	4,946	16,032	8,484

Loss from operations	(9,190)	(4,218)	(15,417)	(4,675)

Other income:
Interest income, net	1,524	208	3,062	340

Net loss	$(7,666)	$(4,010)	$(12,355)	$(4,335)

Net loss per share:
Basic and Diluted	$(.35)	$(1.34)	$(.57)	$(1.45)

Number of shares used in per share calculations
Basic and Diluted	21,730,859	2,998,346	21,581,359	2,987,860

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(12,355)	$(4,335)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	518	428
Stock-based compensation	1,635	802
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	(102)	30
Due from related party	521	(526)
Prepaid expenses and other assets	4	(111)
Accounts payable	(1,100)	(51)
Accrued liabilities	2,065	362
Deferred rent and other long term liabilities	(80)	(81)
Deferred revenue	2,572	637
Net cash used in operating activities	(6,322)	(2,845)

Cash flows from investing activities
Purchase of property and equipment	(2,019)	(958)
Purchase of short term investments	(105,149)	(16,894)
Proceeds from sale and maturity of short term investments	95,650	17,584
Net cash used in investing activities	(11,518)	(268)

Cash flows from financing activities
Principal payments for capitalized lease obligations	—	(48)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	16,819
Proceeds from exercise of options and warrants	1,692	331
Deferred initial public offering costs	—	(599)
Net cash provided by financing activities	1,692	16,503

Net increase (decrease) in cash and cash equivalents	(16,148)	13,390
Cash and cash equivalents at beginning of period	25,182	1,835
Cash and cash equivalents at end of period	$9,034	$15,225

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(All dollar amounts are stated in thousands.)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (“the Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2007 and 2006.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 in the first quarter of 2008 is not expected to have a material impact on the financial statements of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FAS 115(“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in the first quarter of 2008 is not expected to have a material impact on the financial statements of the Company.

In June 2007, the EITF, reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development

Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007.  The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  We do not believe that our adoption in the first quarter of 2008 will have a material impact on our financial statements.

4.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(7,666)	$(4,010)	$(12,355)	$(4,335)
Other comprehensive income:
Change in unrealized gain on investments	66	—	65	—
Total other comprehensive income	66		65
Comprehensive loss	$(7,600)	$(4,010)	$(12,290)	$(4,335)

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

The number of shares of potentially dilutive common stock related to redeemable convertible preferred stock, options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2007 and 2006, respectively, are shown below:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Redeemable convertible preferred stock	—	9,992,043	—	9,741,528
Options	2,404,038	2,237,764	2,404,038	2,237,764
Warrants	83,648	830,911	83,648	830,911

6. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Under the provisions of SFAS No. 123(R), compensation cost recognized for the three and six months ended June 30, 2007 and 2006 included compensation cost for all stock options granted to employees subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and will be recognized over the vesting period of the applicable award on a straight-line basis. The effect of SFAS No. 123(R) for the three and six months ended June 30, 2007 was an increase in net loss of $758 and $1,156, respectively. The increase in basic and diluted net loss per share for the three and six months ended

June 30, 2007 was $0.04 and $0.05, respectively. For the three and six months ended June 30, 2006 the effect of adopting SFAS 123(R) was an increase in net loss of $185 and $187 respectively. The increase in basic and diluted net loss per share for the three and six months ended June 30, 2006 was $0.06 for both periods. There is no expense recorded for options which were granted prior to January 1, 2006 under the minimum value method if the exercise price was equal to the fair value of common stock and the measurement date was fixed at the time of grant.

A summary of option activity for the six months ended June 30, 2007 and 2006 is as follows:

	June 30,
	2007		2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of period	2,717,244	$4.60	2,036,982	$2.42
Granted	426,151	$22.76	315,062	$4.32
Exercised	625,572	$2.55	11,260	$2.58
Canceled	113,785	$3.23	103,020	$7.06
Outstanding at end of period	2,404,038	$8.41	2,237,764	$2.47

Options exercisable as of June 30,	1,123,151		1,082,353

Weighted average grant date fair value of options granted during the period		$14.01		$7.31

Non-employee Stock Option Awards

The compensation expense related to non-employee stock options is generally recognized over a period of four years. The grants generally vest quarterly and such vesting is contingent upon future services provided by the consultants to the Company.  The Company recorded consultant related stock-based compensation expense of $92 and $142 for the three and six months ended June 30, 2007, respectively, and $329 and $376 for the three and six months ended June 30, 2006, respectively. Options remaining unvested for the non-employees are subject to remeasurement each reporting period prior to vesting in full. Since the fair market value of the options issued to the non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges.

7.  SIGNIFICANT COLLABORATIONS

ADM Agreement

On November 3, 2004, the Company signed an agreement with ADM Polymer Corporation (“ADM”), a subsidiary of Archer Daniels Midland Company, to establish an alliance whereby the Company would provide technology and licenses thereto and research and development services, and ADM would provide manufacturing services and capital necessary to produce MirelTM biobased plastic on a commercial scale basis. This agreement was amended by the parties on September 8, 2005 to define certain cost sharing activities related to pilot manufacturing, to change certain milestones and to make other minor modifications.

On July 12, 2006, ADM exercised an option (the “Option”) to enter into a commercial alliance for further research, development, manufacture, use and sale of  Mirel on the terms and conditions set forth in the Commercial Alliance Agreement (see below).

Commercial Alliance Agreement

The Commercial Alliance Agreement specifies the terms and structure of the relationship between the Company and ADM. The primary function of this agreement is to establish the activities and obligations of the Company and ADM by which the parties will commercialize Mirel biobased plastic. These activities include: the establishment of a joint sales company, which has been named Telles (“Telles”), to market and sell Mirel, the construction of a manufacturing facility capable of producing 110 million pounds of material annually (the “Commercial Manufacturing Facility”), the licensing of technology to Telles and to ADM, and the conducting of various research, development, manufacturing, sales and marketing, formulation and administrative services by the parties.

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

A summary of the key activities under this agreement is as follows: (i) ADM will arrange for, finance the construction of, and own, a facility in which it will manufacture Mirel biobased plastic under contract to Telles; (ii) the Company will either arrange for and finance the acquisition or construction of a facility in which it will formulate Mirel biobased plastic or it will arrange for third parties to formulate  Mirel biobased plastic; (iii) the Company, acting in the name and on behalf of Telles, will establish the initial market for Mirel. The Company will also continue its research and development efforts to further advance the technology and expand and enhance the commercial potential of Mirel.  Subject to certain limitations, ADM will finance the working capital requirements of Telles.

Telles will make up to twelve payments of $1,575 per calendar quarter to the Company to support these activities during the construction of the Commercial Manufacturing Facility. In the event construction is completed and sale of commercial product commences prior to Telles making all twelve such payments, the quarterly payments will cease and Telles will pay the Company a lump sum equal to the number of remaining unpaid payments multiplied by $250. Through June 30, 2007, support payments totaling $7,875 have been received by the Company and recorded as deferred revenue.

During the construction period of the Commercial Manufacturing Facility all pre-commercial material production expenses incurred by ADM and the Company are shared equally. Accordingly, from the execution of this agreement in July 2006 through June 30, 2007, ADM has reimbursed the Company $2,297. At June 30, 2007 net reimbursements of $830 were due from ADM. All amounts due or received from ADM relating to this agreement are recorded as deferred revenue.

Upon the commencement of commercial sales, Telles will pay the Company royalties on sales as well as reimburse it for the cost of services provided pursuant to the Commercial Alliance Agreement.

While Telles is a fifty-fifty joint venture, ADM will be advancing a disproportionate share of the financial capital needed to construct the manufacturing plant and to fund its activities. Therefore, a preferential distribution of cash flow will be used, whereby all profits (after payment of all royalties, reimbursements and fees) from Telles will be distributed to ADM until ADM’s disproportionate investment in the alliance has been returned in full. Once ADM has recouped such amounts, the profits of Telles will be distributed in equal amounts to the parties.

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

8.  INCOME TAXES

In July, 2006 the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on January 1, 2007 with no effect on financial position

The tax years 1993 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the US.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

At December 31, 2006 the Company had net operating loss carryforwards for federal and state income tax purposes of $26,230. The Company’s federal and state net operating loss carryforwards will begin to expire in 2008 and 2007, respectively. The Company also had available research and development credits for federal and state income tax purposes of $1,515 and $1,226, respectively. The federal and state research and development credits will begin to expire in 2012 and 2017, respectively. As of December 31, 2006 the Company also had available investment tax credits for state income tax purposes of $159 which began to expire in 2007.  Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of Net Operating Loss, or NOL, and Research & Development, or R&D, credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study. If the Company has experienced a change in control at any time since the Company’s formation, utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as uncertain tax positions under FIN 48.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30, 2007	December 31, 2006
Intellectual property costs	$140	$143
Contracted research and development	178	44
Professional services	265	306
Capital expenditures	187	88
Employee compensation and benefits	1,272	201
Tax withholdings	680	—
Pre-commercial manufacturing costs	551	384
Other	371	225
Total accrued expenses	$3,644	$1,391

10.  SEGMENT INFORMATION

The Company operates in one segment. There have been no changes in the segment information since the fiscal year ended December 31, 2006, as described in Note 3 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

11.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

 From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations.

Procter & Gamble Company (“P&G”) filed a nullity action on March 8, 2005 in Germany seeking to revoke the German equivalent of one of the Company’s patents. The patent is licensed by the Massachusetts Institute of Technology (“MIT”) exclusively to the Company. On June 14, 2007, the German Federal Patents Court dismissed the suit in its entirety . The suit challenged the validity of a patent that is licensed exclusively to the Company by the Massachusetts Institute of Technology. The court decided in favor of the Company in its defense of the patent, with the plaintiff bearing all costs of the proceeding. The patent upheld in the suit is the German counterpart of European patent EP 0 482 077, which covers a method of producing some types of biopolymers. The enforcement of the action, including the reimbursement of costs, is stayed pending the outcome of the appeals of P&G, if any.

License Agreement with Massachusetts Institute of Technology (“MIT”)

The Company’s exclusive license agreement with MIT requires the Company to pay annual license fees of $25 and additional potential royalty payments to MIT based on a percentage of net sales of products or services covered by patents that are subject to the license. There was $69 accrued for license fees and royalties at June 30, 2007 and $62 at December 31, 2006.

Joint Research Agreement with The Cooperative Research Centre for Sugar Industry Innovation through Biotechnology

Metabolix entered a joint research agreement, known as the Cooperative Research Centre for Sugar Industry Innovation through Biotechnology, with the Commonwealth of Australia and various other parties for the purpose of developing and gaining access to certain intellectual property. The Commonwealth of Australia established the program to enhance the transfer of research outputs into commercial or other outcomes of economic, environmental or social benefit to Australia.  The terms of the contract stipulate that the contract commences on the date on which it was signed, May 31, 2007, and ends when the Researcher has completed all of its reporting obligations after the end of the funding period, unless earlier in accordance with the contract. In connection with this agreement Metabolix is obligated to provide funding in the form of cash and in kind exchange. The cash portion of our obligation is $683. The in kind exchange consists of salaries and overhead attributable to research associated with the joint research agreement. The total amount of in kind exchange we are committed to is $1,941.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees; and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: current or future financial performance and position, management’s strategy, plans and objectives for future operations, plans and objectives for product development and commercialization, plans and objectives for present and future research and development and results of such research and development, plans and objectives for manufacturing, the commercialization of environmentally sustainable, economically attractive alternatives to petrochemical-based plastics, fuels and chemicals, the commercialization of biobased plastic through our alliance with Archer Daniels Midland Company, or ADM, sales of biobased plastic as an alternative to petrochemical-based plastics, the construction of the Commercial Manufacturing Facility, the production of biobased plastic at the Commercial Manufacturing Facility, the commercial success of biobased plastic, the feasibility of extracting biobased plastic from switchgrass, the commercial viability of switchgrass, recognition of revenue, management’s plans and expectations for revenue from government grants, research and development revenue, research and development expenses and capital and working capital requirements. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) our ability to successfully manufacture biobased plastic at commercial scale in a timely or economical manner, (ii) we may not be successful in the development of our products, including biobased plastic, (iii) if ADM does not build the Commercial Manufacturing Facility on time and on budget, our revenues and the distribution of profits, if any, to us will be delayed, (iv) we may not be able to develop manufacturing capacity sufficient to meet demand in an economical manner or at all, (v) we may not achieve market acceptance of our products, (vi) we have limited marketing and sales experience and capabilities, which may make the commercialization of our products difficult, (vii) we rely heavily on ADM and will rely heavily on future collaborative partners, (viii) our success will be influenced by the price of petroleum, the primary ingredient in conventional petrochemical-based plastics, relative to corn sugar, the primary ingredient in Mirel, (ix) our future profitability is uncertain, and we have a limited operating history on which you can base your evaluation of our business, (x) we may need to secure additional funding and may be unable to raise additional capital on favorable terms or at all, (xi) if we lose key personnel or are unable to attract and retain necessary talent, we may be unable to develop or commercialize our products under development, (xii) confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete, (xiii) patent protection for our products is important and uncertain, (xiv) a substantial portion of the technology used in our business is owned by or subject to retained rights of third parties, (xv) third parties may claim we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result, (xvi) if we are unable to manage our growth effectively, our business could be adversely affected, (xvii) we may not be successful in identifying market needs for new technologies and developing new products to meet those needs, (xviii) Mirel is made using genetically modified products which may be, or may be perceived as being, harmful to human health or the environment, (xix) we face and will face substantial competition in several different markets that may adversely affect our results of operations, (xx) we are subject to significant foreign and domestic government regulations, including environmental and health and safety regulations, and failure to comply with these regulations could harm our business, (xxi) our government grants may subject us to government audits, which could materially harm our business and results of operations, (xxii) we face risks associated with our international business, (xxiii) if we are unable to develop, implement and maintain appropriate internal controls we will not be able to comply with applicable regulatory requirements imposed on reporting companies, (xxiv) changes in, or interpretations of, accounting rules and regulations, such as revenue recognition and expensing of stock options, could result in unfavorable accounting treatment or require us to change our compensation policies and (xxv) our pre-commercial manufacturing recovery operations are currently conducted at a single location which makes us susceptible to disasters.

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

Overview

We are a biotechnology company that develops and plans to commercialize environmentally sustainable, economically attractive alternatives to petrochemical-based plastics, fuels and chemicals. Our strategy is to develop technology platforms that integrate advanced biotechnology with current industrial practice and to commercialize these platforms with industry leading strategic partners. Our first platform, which we will be commercializing through a joint venture with Archer Daniels Midland Company, or ADM, is a proprietary, large-scale microbial fermentation system for producing a versatile family of naturally occurring polymers known as polyhydroxyalkanoates, which we call Mirel biobased plastic. Our microbial fermentation system combines our proprietary engineered bacteria with corn sugar and other materials in a fermenter. The bacteria digest the corn sugar and produce the biobased plastic inside the bacteria. We separate the biobased plastic from the remainder of the bacteria and formulate the polymer into its final form for commercial sale. Through our joint venture with ADM, we intend to sell these polymers as environmentally friendly, but functionally equivalent, alternatives to petrochemical-based plastics in a wide range of commercial applications, including disposable goods, packaging, agricultural products and consumer goods. Mirel will be produced in a 110 million pound annual capacity commercial scale plant, or Commercial Manufacturing Facility, which is presently under construction by ADM in Clinton, Iowa.  The Commercial Manufacturing Facility will produce biodegradable Mirel biobased plastic out of corn sugar, an abundant agriculturally-produced renewable resource. We are currently producing pre-commercial quantities of Mirel jointly with ADM at a small scale, market development plant.

ADM will construct, finance, own and operate the Commercial Manufacturing Facility through a manufacturing agreement with our Telles joint venture.  We will provide or procure formulation services to convert the output from the Commercial Manufacturing Facility into forms that are suitable for various commercial applications. Even though Telles is a separate legal entity owned equally by us and ADM Polymer, ADM Polymer will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish formulation operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow will be used, whereby all profits from the joint venture, after payment of all royalties, reimbursements and fees, will be distributed to ADM until ADM’s disproportionate investment in the joint venture including the costs of constructing the Commercial Manufacturing Facility have been returned to ADM. Once ADM has recouped such amounts, the profits of the joint venture will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a “Ledger Account” has been established to record the respective investments made by the parties. As of June 30, 2007 the balance of the Ledger Account, as defined in the Commercial Alliance Agreement, was $49,494. This balance is expected to increase as the construction of the Commercial Manufacturing Facility progresses and as Telles becomes operational.

Our second technology platform, which is in an early stage, is a biomass biorefinery system using plant crops to co-produce both biobased plastic and biomass feedstock for the production of power or liquid fuels such as ethanol or other biofuels. For this system, we are engineering switchgrass to produce biobased plastic in the leaf and stem of the plant. Also, we have a collaboration with the Australian Cooperative Research Centre to do the same in sugarcane. We intend to extract the polymer from the engineered plant crop and use the remaining plant material as a biomass feedstock for the production of energy products including electricity and ethanol. Switchgrass is a commercially and ecologically attractive, non-food energy crop that is indigenous to North America and is generally considered to be a leading candidate for cellulose-derived production of ethanol and other biofuels. Sugarcane is an established energy crop that is well suited for tropical regions of the world. We believe that using these crops to co-produce these products can offer superior economic value and productivity as compared to single product systems that produce them individually. We have been working on our biomass biorefinery platform using switchgrass with support from the U.S. Department of Energy and the U.S. Department of Agriculture for several years, and we believe that we are a scientific leader in this field. Our goals for this program are to have commercially viable switchgrass varieties in pre-commercial field trials in approximately four years and to establish strategic alliances with attractive partners to commercially exploit this platform.

As of June 30, 2007, we had an accumulated deficit of $78,592 and total stockholders’ equity was $100,625.

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

We entered into our alliance with ADM in 2004.  As of June 30, 2007, all payments received from ADM had been recorded as deferred revenue on our balance sheet. We expect that future payments from ADM, through at least the construction phase of the Commercial Alliance Agreement, including quarterly operating payments of $1,575 and other payments, will be classified as deferred revenue as well. We expect to begin recognizing revenue at the time of the first commercial sale of Mirel biobased plastic. All amounts will be recognized proportionally over the period in which our commercial obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement.

We received the following payments from these arrangements to offset operating cash needs during the three years ended December 31, 2006 and through the six months ended June 30, 2007:

•           upfront payment of $3,000 from ADM in November 2004;

•           milestone payment of $2,000 from ADM in May 2006;

•           support payments of $7,875 from ADM through June 2007; and

•           cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations of $3,200.

United States Government Contracts and Grants

As of June 30, 2007, expected gross proceeds of  $1,049 remain to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance under the various contracts.

The status of our United States government contracts and grants is as follows:

Program Title	Funding Agency	Total government funds	Total received through June 30, 2007	Remaining amount available under various government contracts as of June 30, 2007	Contract/Grant Expiration
Biomass Biorefinery for the Production of Polymers and Fuel	Department of Energy	$7,280	$7,062	$218	Dec. 2007

Advanced Biorefinery Feedstocks	Department of Agriculture	$2,000	$2,000	—	Oct. 2006

PHA Bioplastic Packaging Materials	SERDP (1)(2)	$1,005	$242	$763	Aug. 2008

Blow Molded Bioproducts from Natural Plastic	Department of Agriculture	$80	$12	$68	Dec. 2007

Total		$10,365	$9,316	$1,049

(1)                      Strategic Environmental Research and Development Program.

(2)                      Funding of these government contracts and grants beyond the United States government’s current fiscal year is subject to annual congressional appropriations.

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2007 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and 2006

Revenue

	Three Months ended
	June 30,
	2007	2006	Change
	(in thousands)
License fee and royalty revenue from related parties	$32	$50	$(18)
Grant revenue	155	678	(523)
Total revenue	$187	$728	$(541)

License fee and royalty revenue

License fee and royalty revenue from a related party was $32 and $50 for the three months ended June 30, 2007 and 2006, respectively. The decrease of $18 was due to the receipt of the final payment due under one of the license agreements with a related party during the first half of 2006.

Grant Revenue

Grant revenue was $155 and $678 for the three months ended June 30, 2007 and 2006, respectively. Government grant revenue declined due to the completion of the US Department of Agriculture program in the first quarter of 2006 and the decrease of activity related to the Department of Energy program for the three months ended June 30, 2007.

Expenses

	Three Months ended
	June 30,
	2007	2006	Change
	(in thousands)
Research and development expenses, including cost of revenue	$5,026	$2,537	$2,489
Selling, general, and administrative expenses	4,351	2,409	1,942
Total operating expenses	$9,377	$4,946	$4,431

Research and development expenses

Research and development expenses were $5,026 and $2,537 for the three months ended June 30, 2007 and 2006, respectively. The increase of $2,489 was primarily due to growth in product development activities associated with developing new product grades and formulations for prospective customers, increased  pre-commercial manufacturing of Mirel to support market development activities, and increases in research and development personnel for polymer science, plant science, and engineering to support our collaborative agreements with ADM and to support our switchgrass research program.  Payroll and benefit related expenses for the three months ended June 30, 2007 were $1,903 as compared to $814 during the same period in 2006, including stock-based compensation expense which increased to $225 for the three months ended June 30, 2007 as compared to $32 during the same period in 2006. The expenses related to pre-commercial manufacturing increased to $1,743 during the three months ended June 30, 2007 as compared to $502 during the same period in 2006.  We expect to incur increasing research and development expenses in future periods as we expand our pre-commercial manufacturing and product development activities.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $4,351 and $2,409 for the three months ended June 30, 2007 and 2006, respectively. The increase of $1,942 was primarily due to increased costs associated with being a public company and an increase in sales and marketing costs as we build our sales and marketing infrastructure to prepare for the commercialization of Mirel.  Payroll and benefits related expenses increased to $2,768 during the three months ended June 30, 2007 as compared to $1,288 for the same period in 2006, including stock-based compensation expense which increased to $892 as compared to $715 for the same period in 2006. Consulting fees increased to $382 during the three months ended June 30, 2007as compared to $188 for the same period in 2006. These increases were primarily attributable to consulting services used for compliance with additional regulatory requirements and other activities of being a public company. Expenses related to sales and marketing activities increased  to $398 during the three months ended June 30, 2007 as compared to $262 for the same period in 2006. We expect that selling, general and administrative expenses will continue to increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses.

Other income

	Three Months ended
	June 30,
	2007	2006	Change
	(in thousands)
Total other income	$1,524	$208	$1,316

Other income, consists of investment income and was $1,524 and $208 for the three months ended June 30, 2007 and 2006, respectively. The increase of $1,316 was due to an increase in cash, cash equivalents and short-term investment balances. The increase in cash and short-term investments was primarily a result of the completion of our initial public offering in November 2006.  We held $115,496 and $15,872 in cash and short-term investments at June 30, 2007 and 2006, respectively.

Comparison of the Six Months Ended June 30, 2007 and 2006

Revenue

	Six Months ended
	June 30,
	2007	2006	Change
	(in thousands)

Research and development revenue	$—	$2,502	$(2,502)
License fee and royalty revenue from related parties	107	190	(83)
Grant revenue	508	1,117	(609)
Total revenue	$615	$3,809	$(3,194)

Research and development revenue

During the first six months of 2006 we recognized revenue from research and development services of $2,500 from our joint development arrangement with BP upon the termination of the arrangement by BP in January 2006, as we had been released from any future performance obligations. There was no research and development revenue recognized for the six months ended June 30, 2007.

License fee and royalty revenue

License fee and royalty revenue from a related party was $107 and $190 for the six months ended June 30, 2007 and 2006, respectively. The decrease was due to the receipt of the final payment due under one of the license agreements with a related party during the first half of 2006.

Grant Revenue

Grant revenue was $508 and $1,117 for the six months ended June 30, 2007 and 2006, respectively. Government grant revenue declined due to the completion of the US Department of Agriculture program in the first quarter of 2006 and the decrease of activity related to the Department of Energy program for the six months ended June 30, 2007.

Expenses

	Six Months ended
	June 30,
	2007	2006	Change
	(in thousands)
Research and development expenses, including cost of revenue	$8,833	$4,669	$4,164
Selling, general, and administrative expenses	7,199	3,815	3,384
Total operating expenses	$16,032	$8,484	$7,548

Research and development expenses

Research and development expenses were $8,833 and $4,669 for the six months ended June 30, 2007 and 2006, respectively. The increase of $4,164 was primarily due to growth in product development activities associated with developing new product grades and formulations for prospective customers, increased pre-commercial manufacturing of Mirel to support market development activities. There were also increases in research and development personnel for polymer science, plant science, and engineering to support our collaborative agreements with ADM and to our switchgrass research program.  Payroll and benefit related expenses for the six months ended June 30, 2007 were $3,292 as compared to $1,484 during the same period in 2006, including stock-based compensation expense which increased to $ 305 for the six months ended June 30, 2007 as compared to $38 during the same period in 2006. The expenses related to pre-commercial manufacturing increased to $2,953 during the six months ended June 30, 2007 as compared to $1,123 during the same period in 2006.  We expect to incur increasing research and development expenses in future periods as we expand our pre-commercial manufacturing and product development activities.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $7,199 and $3,815 for the six months ended June 30, 2007 and 2006, respectively. The increase of $3,384 was primarily due to increased costs associated with being a public company and an increase in sales and marketing costs as we build our sales and marketing infrastructure to prepare for the commercialization of biobased plastic.  Payroll and benefits related expenses increased to $3,963 during the six months ended June 30, 2007 as compared to $1,916 for the same period in 2006, including stock-based compensation expense which increased to $1,330 during the six month ended June 30, 2007 as compared to $764 for the same period in 2006. Expenses related to sales and marketing activities increased to $601 during the six months ended June 30, 2007 as compared to $352 during the same period in 2006. We expect that selling, general and administrative expenses will continue to increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company.

Other income

	Six Months ended
	June 30,
	2007	2006	Change
	(in thousands)
Total other income	$3,062	$340	$2,722

Other income consists of investment income and was $3,062 and $340 for the six months ended June 30, 2007 and 2006, respectively. The increase of $2,722 was due to an increase in cash, cash equivalents and short-term investment balances. The increase in cash and short-term investments was primarily a result of the completion of our initial public offering in November 2006.  We held $115,496 and $15,872 in cash and short-term investments at June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our capital lease obligations.

We fund our cash requirements primarily through the following methods:

•                  our strategic alliance with ADM;

•                  government grants;

•                  equity financing; and

•                  interest earned on invested capital.

Currently our products are in the pre-commercial stage of development and commercial sales have not begun.  In addition, we have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of June 30, 2007 we had an accumulated deficit of $78,592. Our total unrestricted cash, cash equivalents and short-term investments as of June 30, 2007 were $115,496 as compared to $122,080 at December 31, 2006. Based on our current business plan we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital requirements for the next two years. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities.  However, such funds may not be available when needed, or we may not be able to obtain funding on favorable terms, or at all.

Operating activities

Net cash used in operating activities was $6,322 and $2,845 for the six month period ended June 30, 2007 and 2006, respectively. The net cash used in 2007 primarily reflects the net loss for this period, as adjusted for deferred revenue, stock-based compensation expense, and depreciation.  Deferred revenue increased by $2,572 for the six month period ended June 30, 2007, primarily due to reimbursement of expenses by ADM related to the construction of the pre-commercial manufacturing facility, production costs for our pre-commercial material, and quarterly support payments.

Investing activities

Net cash used in investing activities was $11,518 and $268 for the period ended June 30, 2007 and 2006, respectively. The combined affect of purchasing and selling short-term investments was a cash outflow of $9,499 for the six month period ended June 30, 2007 and an inflow of $690 for the same period in 2006. The increase in short-term investment related activity is the result of an increase of available funds resulting from our IPO in November of 2006. Amounts used for the purchase of property and equipment totaled $2,019 and $958 for the six months ended June 30, 2007 and 2006, respectively. The increase in property and equipment for the six months ended March 31, 2007 primarily related to the expansion of the pre-commercial manufacturing facility to support the production of pre-commercial material. We anticipate that this expansion project expenses will be completed in the third quarter of 2007.

Financing activities

Net cash received from financing activities was $1,692 and $16,503 for the six months ended June 30, 2007 and 2006. The proceeds from financing activities consisted of option and warrant exercises for the six month period ended June 30, 2007. For the six month period ended June 30, 2006 cash flows from financing activities primarily consisted of $16,819 from the proceeds of the sale of redeemable convertible preferred stock, net of issuance costs.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in our future periods:

	Payments Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Operating lease obligations	$7,669	$1,166	$2,334	$2,357	$1,812
Purchase obligations	908	318	440	50	100
	$8,577	$1,484	$2,774	$2,407	$1,912

We entered a joint research agreement, known as the Cooperative Research Centre for Sugar Industry Innovation through Biotechnology, with the Commonwealth of Australia and various other parties for the purpose of developing and gaining access to certain intellectual property. The Commonwealth of Australia established the program to enhance the transfer of research outputs into commercial or other outcomes of economic, environmental or social benefit to Australia.  The terms of the contract stipulate that the contract commences on the date on which it was signed, May 31, 2007, and ends when the Researcher has completed all of its reporting obligations after the end of the funding period, unless earlier in accordance with the contract. In connection with this agreement we are obligated to provide funding in the form of cash and in kind exchange. The cash portion of our obligation is included in the purchase obligations section of the table above. The in kind exchange consists of salaries and overhead attributable to research associated with the joint research agreement. The total amount of in kind exchange we are committed to is $1,941.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

We have recorded license and royalty revenue from Tepha, Inc., a related party, during the six months ended June 30, 2007 and 2006. We also have various transactions with our alliance partner ADM, a related party, during the six months ended June 30, 2007 and 2006. For more information on our related party transactions, please see Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

In February 2007, the FASB issued SFAS no. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FAS 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS No. 159 in the first quarter of 2008 will have a material impact on the financial statements.

In June 2007, the EITF, reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007.  The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  We do not believe that our adoption in the first quarter of 2008 will have a material impact on our financial statements.

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

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

Procter & Gamble Company (“P&G”) filed a nullity action on March 8, 2005 in Germany seeking to revoke the German equivalent of one of the Company’s patents. The patent is licensed by the Massachusetts Institute of Technology (“MIT”) exclusively to the Company. On July 14, 2007, the German Federal Patents Court dismissed the suit in its entirety. The suit challenged the validity of a patent that is licensed exclusively to the Company by the Massachusetts Institute of Technology. The court decided in favor of the Company in its defense of the patent, with the plaintiff bearing all costs of the proceeding. The patent upheld in the suit is the German counterpart of the European patent EP 0 482 077, which covers a method of producing some types of biopolymers. The enforcement of the action, including the reimbursement of costs, is stayed pending the outcome of the appeals of P&G, if any.

Please see the Legal Proceedings section of our previously filed periodic reports on Form 10-Q and/or Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes in information regarding our risk factors since the end of the fiscal year ended December 31, 2006, as described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - Update

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2007, the Company issued an aggregate of 494,771 shares of common stock upon the exercise of warrants as follows:

An aggregate of 32,489 shares of common stock were issued upon exercise of warrants for which the exercise price of $.1224 per share was paid in cash.

An aggregate of 407,484 shares of common stock were issued in net exercise transactions upon the exercise of warrants having an exercise price of $.1224 per share.

An aggregate of 10,065 shares of common stock were issued upon exercise of warrants for which the exercise price of $13.2142 per share was paid in cash.

An aggregate of 44,733 shares of common stock were issued in net exercise transactions upon the exercise of warrants having an exercise price of $13.2142 per share.

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

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2007, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock other than as described below

During April, we received 2,599 shares of common stock by an individual who is an executive officer and director of the Company. This individual exercised a stock option by paying, by way of attestation, the option exercise price by delivering 2,599 shares of stock which such individual owned.

ITEM 3.   DEFALTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 17, 2007.

The stockholders elected Peter N. Kellogg, Edward M. Muller, Matthew Strobeck and Robert Van Nostrand to serve on the Board of Directors until the annual meeting of stockholders to be held in 2010. The tabulation of votes with respect to the election of such directors is as follows:

	Number of Shares
	For	Withheld
Peter N. Kellogg	13,082,147	73,969
Edward M. Muller	10,671,955	2,484,161
Matthew Strobeck, Ph.D.	12,981,554	174,562
Robert L. Van Nostrand	12,840,940	315,176

Following the meeting, the Company’s Board of Directors consists of Jay Kouba (Chairman), Edward M. Giles, Peter N. Kellogg, Jack W. Lasersohn, Edward M. Muller, Oliver P. Peoples, Anthony J. Sinskey, Matthew Strobeck, and Robert L. Van Nostrand.

ITEM 5. OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, employees, and entities affiliated with our directors to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that during the quarter ended June 30, 2007, Oliver P. Peoples, our Chief Scientific Officer, Edward M. Giles, a Director, and the Giles Family Trust, entered into trading plans, and Vertical Fund I, L.P. and Vertical Fund II, L.P. amended an existing trading plan, in accordance with Rule 10b5-l and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
31.2	Rule 13a-14(a)/15d-14(a) of Certification (furnished herewith).
32.1	Section 1350 Certification (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

August 8, 2007	By:	/s/ JAY KOUBA
Jay Kouba
Chairman of the Board, President and Chief
Executive Officer
(Principal Executive Officer)

August 8, 2007	By:	/s/ THOMAS G. AUCHINCLOSS, JR.
Thomas G. Auchincloss
Vice President and Chief Financial Officer
(Principal Financial Officer)