Form 10-Q
period 2007-09-30
METABOLIX, INC.
filed 2007-11-06
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2007 was 22,426,209.

Metabolix, Inc.
Form 10-Q
For the Quarter Ended September 30, 2007

Table of Contents

Part I. Financial Information

Item
1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006
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
SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$20,703	$25,182
Short-term investments	92,475	96,898
Accounts receivable	52	58
Due from related parties	959	521
Unbilled receivable	68	90
Prepaid expenses and other current assets	462	651
Total current assets	114,719	123,400
Restricted cash	498	498
Property and equipment, net	7,124	3,673
Other assets	72	25
Total assets	$122,413	$127,596

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$718	$1,604
Accrued liabilities	4,415	1,391
Current portion of deferred rent	165	166
Deferred revenue	25	60
Total current liabilities	5,323	3,221
Deferred rent and other long term liabilities	1,002	1,120
Long-term deferred revenue	21,561	13,667
Total liabilities	27,886	18,008
Commitments and contingencies(Note 11)

Stockholders’ Equity:
Common stock ($0.01 par value per share); 100,000,000 shares authorized at September 30, 2007 and December 31, 2006; 22,411,108 and 20,574,412 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	224	206
Additional paid-in capital	181,021	175,803
Deferred compensation	—	(212)
Accumulated other comprehensive income	172	28
Accumulated deficit	(86,890)	(66,237)
Total stockholders’ equity	94,527	109,588
Total liabilities and stockholders’ equity	$122,413	$127,596

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Research and development revenue	$73	$2	$73	$2,505
License fee and royalty revenue from related parties	25	38	132	227
Grant revenue	82	383	590	1,501
Total revenue	180	423	795	4,233
Operating expenses:
Research and development expenses, including cost of revenue	5,695	2,842	14,528	7,512
Selling, general, and administrative expenses	4,267	2,031	11,466	5,846
Total operating expenses	9,962	4,873	25,994	13,358

Loss from operations	(9,782)	(4,450)	(25,199)	(9,125)

Other income:
Interest income, net	1,484	220	4,546	560

Net loss	$(8,298)	$(4,230)	$(20,653)	$(8,565)

Net loss per share:
Basic and Diluted	$(0.37)	$(1.41)	$(0.95)	$(2.86)

Number of shares used in per share calculations
Basic and Diluted	22,314,063	3,009,146	21,828,278	2,995,033

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(20,653)	$(8,565)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	820	693
Stock-based compensation	3,398	1,211
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	28	281
Due from related party	521	(1)
Prepaid expenses and other assets	142	(123)
Accounts payable	(886)	(488)
Accrued liabilities	2,618	430
Deferred rent and other long term liabilities	(118)	(124)
Deferred revenue	6,900	4,001
Net cash used in operating activities	(7,230)	(2,685)

Cash flows from investing activities
Purchase of property and equipment	(3,865)	(1,133)
Purchase of short term investments	(144,679)	(25,299)
Proceeds from sale and maturity of short term investments	149,180	17,505
Net cash provided by (used in) investing activities	636	(8,927)

Cash flows from financing activities
Principal payments for capitalized lease obligations	—	(63)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	16,819
Proceeds from exercise of options and warrants	2,115	332
Deferred initial public offering costs	—	(1,126)
Net cash provided by financing activities	2,115	15,962

Net increase (decrease) in cash and cash equivalents	(4,479)	4,350
Cash and cash equivalents at beginning of period	25,182	1,835
Cash and cash equivalents at end of period	$20,703	$6,185

Supplemental disclosure of noncash activities
Conversion of advances from investors to preferred stock	$—	$(615)

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(All dollar amounts are stated in thousands.)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (“the Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2007 and 2006.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS 115(“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in the first quarter of 2008 is not expected to have a material impact on the financial statements of the Company.

In June 2007, the FASB’s Emerging Issues Task Force, reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007.  The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The adoption of EITF 07-03 in the first quarter of 2008 is not expected to have a material impact on the financial statements of the Company.

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(8,298)	$(4,230)	$(20,653)	$(8,565)
Other comprehensive income:
Change in unrealized gain on investments	79	7	144	7
Total other comprehensive income	79	7	144	7
Comprehensive loss	$(8,219)	$(4,223)	$(20,509)	$(8,558)

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

The number of shares of potentially dilutive common stock related to redeemable convertible preferred stock, options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine months ended September 30, 2007 and 2006, respectively, are shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Redeemable convertible preferred stock	—	9,992,043	—	9,741,528
Options	2,271,307	2,258,195	2,271,307	2,258,195
Warrants	69,343	830,911	69,343	830,911

6. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Under the provisions of SFAS No. 123(R), compensation cost recognized for the three and nine months ended September 30, 2007 and 2006 included compensation cost for all stock options granted to employees subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and will be recognized over the vesting period of the applicable award on a straight-line basis. The effect of SFAS No. 123(R) for the three and nine months ended September 30, 2007 was an increase in net loss of

$1,508 and $2,680 respectively. The increase in basic and diluted net loss per share for the three and nine months ended September 30, 2007 was $0.07 and $0.12, respectively. For the three and nine months ended September 30, 2006 the effect of adopting SFAS 123(R) was an increase in net loss of $111 and $298 respectively. The increase in basic and diluted net loss per share for the three and nine months ended September 30, 2006 was $0.04 and $0.10 respectively. There is no expense recorded for options which were granted prior to January 1, 2006 under the minimum value method if the exercise price was equal to the fair value of common stock and the measurement date was fixed at the time of grant.

A summary of option activity for the nine months ended September 30, 2007 and 2006 is as follows:

	September 30,
	2007		2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of period	2,717,244	$4.60	2,036,982	$2.42
Granted	547,713	$22.62	335,493	$4.60
Exercised	(858,950)	$2.43	(11,260)	$2.58
Canceled	(134,700)	$4.47	(103,020)	$7.06
Outstanding at end of period	2,271,307	$9.77	2,258,195	$2.53

Options exercisable as of September 30,	1,057,884		1,213,124

Weighted average grant date fair value of options granted during the period		$14.08		$7.44

Non-employee Stock Option Awards

The compensation expense related to non-employee stock options is generally recognized over a period of four years. The grants generally vest quarterly and such vesting is contingent upon future services provided by the consultants to the Company.  The Company recorded consultant related stock-based compensation expense of  $462 for the nine months ended September 30, 2007, and $316 and $664 for the three and nine months ended September 30, 2006, respectively. There was no consultant related stock-based compensation expense recorded for the three months ended September 30, 2007. Options remaining unvested for the non-employees are subject to remeasurement each reporting period prior to vesting in full. Since the fair market value of the options issued to the non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges.

7. SIGNIFICANT COLLABORATIONS

ADM Agreement

On November 3, 2004, the Company signed an agreement with ADM Polymer Corporation (“ADM”), a subsidiary of Archer Daniels Midland Company, to establish an alliance whereby the Company would provide technology and licenses thereto and research and development services, and ADM would provide manufacturing services and capital necessary to produce Mirel™ biobased plastic on a commercial scale basis. This agreement was amended by the parties on September 8, 2005 to define certain cost sharing activities related to pilot manufacturing, to change certain milestones and to make other minor modifications.

On July 12, 2006, ADM exercised an option (the “Option”) to enter into a commercial alliance for further research, development, manufacture, use and sale of Mirel on the terms and conditions set forth in the Commercial Alliance Agreement.

Commercial Alliance Agreement

The Commercial Alliance Agreement specifies the terms and structure of the relationship between the Company and ADM. The primary function of this agreement is to establish the activities and obligations of the Company and ADM by which the parties will commercialize Mirel biobased plastic. These activities include: the establishment of a joint sales company, which has been named Telles, to market and sell Mirel, the construction of a manufacturing facility capable of producing 110 million pounds of material annually (the “Commercial Manufacturing Facility”), the licensing of technology to Telles and to ADM, and the conducting of various research, development, manufacturing, sales and marketing, formulation and administrative services by the parties.

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

Telles will make up to twelve payments of $1,575 per calendar quarter to the Company to support these activities during the construction of the Commercial Manufacturing Facility. In the event construction is completed and sale of commercial product commences prior to Telles making all twelve such payments, the quarterly payments will cease and Telles will pay the Company a lump sum equal to the number of remaining unpaid payments multiplied by $250. Through September 30, 2007, support payments totaling $11,025 have been received by the Company and recorded as deferred revenue.

During the construction period of the Commercial Manufacturing Facility all pre-commercial material production expenses incurred by ADM and the Company are shared equally. Accordingly, from the execution of this agreement in July 2006 through September 30, 2007, ADM has reimbursed the Company $3,369. At September 30, 2007, net reimbursements of $959 were due from ADM. All amounts due or received from ADM relating to this agreement are recorded as deferred revenue.

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

The Commercial Alliance Agreement and related agreements include detailed provisions setting out the rights and obligations of the parties in the event of a termination of the Commercial Alliance Agreement. These provisions include the right for either party to terminate the Commercial Alliance Agreement upon a material default of a material obligation by the other party after a notice and cure period has expired. The parties are also permitted to terminate the Commercial Alliance Agreement if a change in circumstances that is not reasonably within the control of a party makes the anticipated financial return from the project inadequate or too uncertain. Finally, the parties have specific obligations to fulfill in the event of termination or if they file for bankruptcy protection.

  8. INCOME TAXES

In July, 2006 the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Accounting

Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on January 1, 2007 with no effect on financial position.

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

9. ACCRUED LIABILITIES

                Accrued liabilities consisted of the following at:

	September 30, 2007	December 31, 2006
Intellectual property costs.	$187	$143
Contracted research and development	208	44
Professional services	357	306
Capital expenditures	550	88
Employee compensation and benefits	1,539	201
Tax withholdings	94	—
Pre-commercial manufacturing costs	765	384
Other	715	225
Total accrued expenses	$4,415	$1,391

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

License Agreement with Massachusetts Institute of Technology (“MIT”)

The Company’s exclusive license agreement with MIT requires the Company to pay annual license fees of $25 and additional potential royalty payments to MIT based on a percentage of net sales of products or services covered by patents that are subject to the license. There was $71 accrued for license fees and royalties at September 30, 2007 and $62 at December 31, 2006.

Joint Research Agreement with The Cooperative Research Centre for Sugar Industry Innovation through Biotechnology

The Company entered a joint research arrangement, known as the Cooperative Research Centre for Sugar Industry Innovation through Biotechnology, with the Commonwealth of Australia and various other parties for the purpose of developing and gaining access to certain intellectual property. The Commonwealth of Australia established the program to enhance the transfer of research outputs into commercial or other outcomes of economic, environmental or social benefit to Australia. The terms of the contract stipulate that the contract commenced on January 1, 2007, and the Company’s funding obligation continues until July 1, 2010. In connection with this agreement Metabolix is obligated to provide funding in the form of cash and in kind exchange. As of September 30, 2007 the cash portion of our obligation is  $556 and the total amount of in kind contribution the company is committed to is $1,596. The in kind exchange consists of salaries and overhead attributable to research associated with the joint research agreement.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees; and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: current or future financial performance and position, management’s strategy, plans and objectives for future operations, plans and objectives for product development and commercialization, plans and objectives for present and future research and development and results of such research and development, plans and objectives for manufacturing, the commercialization of environmentally sustainable, economically attractive alternatives to petrochemical-based plastics, fuels and chemicals, the commercialization of  Mirel biobased plastic through our alliance with Archer Daniels Midland Company, or ADM, sales of Mirel biobased plastic as an alternative to petrochemical-based plastics, the construction of the Commercial Manufacturing Facility, the production of Mirel biobased plastic at the Commercial Manufacturing Facility, the commercial success of Mirel biobased plastic, the feasibility of extracting biobased plastic from switchgrass, the commercial viability of switchgrass, recognition of revenue, management’s plans and expectations for revenue from government grants, research and development revenue, research and development expenses and capital and working capital requirements. Such forward-looking statements are subject to a number of risks and uncertainties that could casue actual results to differ materially from those anticipated  including, without limitation, the following risks: (i) we may not be successful at manufacturing Mirel biobased plastic at commercial scale in a timely and economical manner, (ii) we may not be successful in the development of our products, including Mirel biobased plastic, (iii) we depend on ADM for the construction of the Commercial Manufacturing Facility, (iv) if ADM does not build the Commercial Manufacturing Facility on time and on budget, our revenues and the distribution of profits, if any, to us will be delayed, (v) we may not be able to develop manufacturing capacity sufficient to meet demand in an economical manner or at all, (vi) we may not achieve market acceptance of our products, (vii) we have limited marketing and sales experience and capabilities, which may make the commercialization of our products difficult, (viii) we rely heavily on ADM and will rely heavily on future collaborative partners, (ix) our success will be influenced by the price of petroleum, the primary ingredient in conventional petrochemical-based plastics, relative to corn sugar, the primary ingredient in Mirel, (x) our future profitability is uncertain, and we have a limited operating history on which you can base your evaluation of our business, (xi) we may need to secure additional funding and may be unable to raise additional capital on favorable terms or at all, (xii) if we lose key personnel or are unable to attract and retain necessary talent, we may be unable to develop or commercialize our products under development, (xiii) confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete, (xiv) patent protection for our products is important and uncertain, (xv) a substantial portion of the technology used in our business is owned by or subject to retained rights of third parties, (xvi) third parties may claim we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result, (xvii) if we are unable to manage our growth effectively, our business could be adversely affected, (xviii) we may not be successful in identifying market needs for new technologies and developing new products to meet those needs, (xix) Mirel is made using genetically modified products and may be, or may be perceived as being, harmful to human health or the environment, (xx) we face and will face substantial competition in several different markets that may adversely affect our results of operations, (xxi) we are subject to significant foreign and domestic government regulations, including environmental and health and safety regulations, and compliance or failure to comply with these regulations could harm our business, (xxii) our government grants may subject us to government audits, which could materially harm our business and results of operations, (xxiii) we face risks associated with our international business, (xxiv) if we are unable to develop, implement and maintain appropriate internal controls we will not be able to comply with applicable regulatory requirements imposed on reporting companies, (xxv) changes in, or interpretations of, accounting rules and regulations, such as revenue recognition and expensing of stock options, could result in unfavorable accounting treatment or require us to change our compensation policies,  (xxvi) our pre-commercial manufacturing recovery operations are currently conducted at a single location which makes us susceptible to disasters, and (xxvii)

we may be subject to product liability claims based on products sold by us, our customers and/or our licensees.

The forward-looking statements and risks factors presented in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws. The above risks factors should be read in conjunction with Item 1A, Risk Factors, of this Report and our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are a biotechnology company that develops and plans to commercialize environmentally sustainable, economically attractive alternatives to petrochemical-based plastics, fuels and chemicals. Our strategy is to develop technology platforms that integrate advanced biotechnology with current industrial practice and to commercialize these platforms with industry leading strategic partners. Our first platform, which we will be commercializing through Telles, a joint venture with Archer Daniels Midland Company, or ADM, is a proprietary, large-scale microbial fermentation system for producing a versatile family of naturally occurring polymers known as polyhydroxyalkanoates, which we call Mireltm biobased plastic. Our microbial fermentation system combines our proprietary engineered bacteria with corn sugar and other materials in a fermenter. The bacteria digest the corn sugar and produce the biobased plastic inside the bacteria. We separate the biobased plastic from the remainder of the bacteria and formulate the polymer into its final form for commercial sale. Through our joint venture with ADM, we intend to sell these polymers as environmentally friendly, but functionally equivalent, alternatives to petrochemical-based plastics in a wide range of commercial applications, including disposable goods, packaging, agricultural products and consumer goods. Mirel will be produced in a 110 million pound annual capacity commercial scale plant, or Commercial Manufacturing Facility, which is presently under construction by ADM in Clinton, Iowa.  The Commercial Manufacturing Facility will produce biodegradable Mirel biobased plastic out of corn sugar, an abundant agriculturally-produced renewable resource. We are currently producing pre-commercial quantities of Mirel jointly with ADM at a small scale, pre-commercial manufacturing facility.

 ADM will construct, finance, own and operate the Commercial Manufacturing Facility through a manufacturing agreement with our Telles joint venture.  We will provide or procure formulation services to convert the output from the Commercial Manufacturing Facility into forms that are suitable for various commercial applications. Even though Telles is a separate legal entity owned equally by us and ADM Polymer, ADM Polymer will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish formulation operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow will be used, whereby all profits from the joint venture, after payment of all royalties, reimbursements and fees, will be distributed to ADM until ADM’s disproportionate investment in the joint venture including the costs of constructing the Commercial Manufacturing Facility have been returned to ADM. Once ADM has recouped such amounts, the profits of the joint venture will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a “Ledger Account” has been established to record the respective investments made by the parties. As of September 30, 2007 the balance of the Ledger Account, as defined in the Commercial Alliance Agreement, was $64,879. This balance is expected to increase as the construction of the Commercial Manufacturing Facility progresses and as Telles becomes operational.

Our second technology platform, which is in an early stage, is a biomass biorefinery system using plant crops to co-produce both biobased plastic and biomass feedstock for the production of power or liquid fuels such as ethanol. For this system, we are engineering switchgrass to produce biobased plastic in the leaf and stem of the plant. Also, we have a collaboration with the Australian Cooperative Research Centre to do the same in sugarcane. We intend to extract the polymer from the engineered plant crop and use the remaining plant material as a biomass feedstock for the production of energy products including electricity and ethanol. Switchgrass is a commercially and ecologically attractive, non-food energy crop that is indigenous to North America and is generally considered to be a leading candidate for cellulose-derived production of ethanol and other biofuels. Sugarcane is an established energy crop that is well suited for tropical regions of the world. We believe that using these crops to co-produce these products can offer superior economic value and productivity as compared to single product systems that produce them individually. We have been working on our biomass biorefinery platform using switchgrass with support from the U.S. Department of Energy and the U.S. Department of Agriculture for several years, and we believe that we are a scientific leader in this field. Our goals for this program are to have commercially viable switchgrass varieties in pre-commercial field trials in approximately four years and to establish strategic alliances with attractive partners to commercially exploit this platform.

In September 2007 the U.S. Department of Commerce’s National Institute of Standards and Technology approved a $2,000 award for us to develop a commercially viable process for producing biobased chemicals from renewable agricultural products. This award will fund our integrated bio-engineered chemicals program, which is beginning development of clean, sustainable solutions for widely used four-carbon industrial chemicals.

As of September 30, 2007, we had an accumulated deficit of $86,890 and total stockholders’ equity was $94,527.

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

We entered into our alliance with ADM in 2004.  As of September 30, 2007, all payments received from ADM have been recorded as deferred revenue on our balance sheet. We expect that future payments from ADM, through at least the construction phase of the Commercial Alliance Agreement, including quarterly operating payments of $1,575 and other payments, will be classified as deferred revenue as well. We expect to begin recognizing revenue at the time of the first commercial sale of Mirel biobased plastic. All amounts will be recognized proportionally over the period in which our commercial obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement.

We received the following payments from these arrangements to offset operating cash needs during the three years ended December 31, 2006 and through the nine months ended September 30, 2007:

•   upfront payment of $3,000 from ADM in November 2004;

•   milestone payments of $2,000 from ADM in May 2006;

•   support payments of $11,025 from ADM through September 2007; and

•     cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations of $4,577.

United States Government Contracts and Grants

As of September 30, 2007, expected gross proceeds of  $2,797 remain to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance under the various contracts.

The status of our United States government contracts and grants is as follows:

Program Title	Funding Agency	Total government funds	Total received through September 30, 2007	Remaining amount available under various government contracts as of September 30, 2007	Contract/Grant Expiration
PHA Bioplastic Packaging Materials	SERDP (1)(2)	$1,005	$276	$729	Aug. 2008

Blow Molded Bioproducts from Natural Plastic	Department of Agriculture	$80	$12	$68	Dec. 2007

Integrated Bio-Engineered Chemicals	Department of Commerce	$2,000	$—	$2,000	Sept. 2009

Total		$3,085	$288	$2, 797

(1)         Strategic Environmental Research and Development Program.

(2)         Funding of these government contracts and grants beyond the United States government’s current fiscal year is subject to annual congressional appropriations.

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2007 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and 2006

Revenue

	Three Months ended
	September 30,
	2007	2006	Change
Research and development revenue	$73	$2	$71
License fee and royalty revenue from related parties	25	38	(13)
Grant revenue	82	383	(301)
Total revenue	$180	$423	$(243)

Research and development revenue

Research and development revenue was $73 and $2 for the three months ended September 30, 2007 and 2006 respectively. During the third quarter of 2007 we recognized $60 in revenue as a result of completing a joint development research project.

License fee and royalty revenue from related parties

License fee and royalty revenue from a related party was $25 and $38 for the three months ended September 30, 2007 and 2006, respectively. The decrease was due to a reduction in sublicense fees.

Grant revenue

Grant revenue was $82 and $383 for the three months ended September 30, 2007 and 2006, respectively. Government grant revenue declined $301 due to the completion of the US Department of Energy program in the second quarter of 2007.

Expenses

	Three Months ended
	September 30,
	2007	2006	Change
Research and development expenses, including cost of revenue	$5,695	$2,842	$2,853
Selling, general, and administrative expenses	4,267	2,031	2,236
Total operating expenses	$9,962	$4,873	$5,089

Research and development expenses

Research and development expenses were $5,695 and $2,842 for the three months ended September 30, 2007 and 2006, respectively. The increase of $2,853 was primarily due to growth in product development activities associated with developing new product grades and formulations for prospective customers, increased pre-commercial manufacturing of Mirel to support market development activities, and increases in research and development personnel for polymer science, plant science, and engineering to support our collaborative agreement with ADM. Payroll and benefits related expenses for the three months ended September 30, 2007 were $1,851 as compared to $1,134 during the same period in 2006, including stock-based compensation expense which increased to $213 for the three months ended September 30, 2007 as compared to $40 during the same period in 2006. The expenses related to pre-commercial manufacturing increased to $2,479 during the three months ended September 30, 2007 as compared to $896 during the same period in 2006.  We expect to incur increasing research and development expenses in future periods as we continue to expand our pre-commercial manufacturing and product development activities, as well as expand activities in other technology programs.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $4,267 and $2,031 for the three months ended September 30, 2007 and 2006, respectively. The increase of $2,236 was primarily due to increased costs associated with being a public company and an increase in sales and marketing costs as we build our sales and marketing infrastructure to prepare for the commercialization of Mirel. Payroll and benefits related expenses increased to $2,408 during the three months ended September 30, 2007 as compared to $1,001 for the same period in 2006, including stock-based compensation expense which increased to $1,295 as compared to $369 for the same period in 2006. Professional fees increased to $484 during the three months ended September 30, 2007 as compared to $130 for the same period in 2006. These increases were primarily attributable to accounting services relating to compliance with additional regulatory requirements of being a public company. Expenses related to facilities increased to $280 during the three months ended September 30, 2007 as compared to $64 for the same period in 2006.  This increase is primarily the result of the expansion of our facilities to support our sales and marketing functions.  We expect that selling, general and administrative expenses will continue to increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses.

Other income

	Three Months ended
	September 30,
	2007	2006	Change
Total other income	$1,484	$220	$1,264

Other income consists of investment income and was $1,484 and $220 for the three months ended September 30, 2007 and 2006, respectively. The increase of $1,264 in investment income was due to an increase in cash, cash equivalents and short-term investment balances. The increase in cash and short-term investments was primarily a result of the completion of our initial public offering in November 2006.  We held $113,178 and $15,325 in cash and short-term investments at September 30, 2007 and 2006, respectively.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Revenue

	Nine Months ended
	September 30,
	2007	2006	Change
Research and development revenue	$73	$2,505	$(2,432)
License fee and royalty revenue from related parties	132	227	(95)
Grant revenue	590	1,501	(911)
Total revenue	$795	$4,233	$(3,438)

Research and development revenue

During the first nine months of 2006 we recognized revenue from research and development services of $2,500 from our joint development arrangement with BP upon the termination of the arrangement by BP in January 2006, as we had been released from any future performance obligations.  We recognized $60 in revenue as a result of completing a joint development research project during the nine months ended September 30, 2007.

License fee and royalty revenue

License fee and royalty revenue from a related party was $132 and $227 for the nine months ended September 30, 2007 and 2006, respectively. The decrease was due to the receipt of the final payment due from one of the license agreements with the related party during the first half of 2006.

Grant revenue

Grant revenue was $590 and $1,501 for the nine months ended September 30, 2007 and 2006, respectively. Government grant revenue declined due to the completion of the US Department of Agriculture program in the first quarter of 2006 and completion of the Department of Energy program during the nine months ended September 30, 2007.

 Expenses

	Nine Months ended
	September 30,
	2007	2006	Change
Research and development expenses, including cost of revenue	$14,528	$7,512	$7,016
Selling, general, and administrative expenses	11,466	5,846	5,620
Total operating expenses	$25,994	$13,358	$12,636

Research and development expenses

Research and development expenses were $14,528 and $7,512 for the nine months ended September 30, 2007 and 2006, respectively. The increase of $7,016 was primarily due to the expansion of product development activities associated with developing new product grades and formulations for prospective customers and increased pre-commercial manufacturing of Mirel to support market development activities. There were also increases in research and development personnel for polymer science, plant science, and engineering to support our collaborative agreement with ADM. Payroll and benefits related expenses for the nine months ended September 30, 2007 were $5,150 as compared to $2,608 during the same period in 2006, including stock-based compensation expense which increased to $518 for the nine months ended September 30, 2007 as compared to $79 during the same period in 2006. The expenses related to pre-commercial manufacturing increased to $5,702 during the nine months ended September 30, 2007 as compared to $2,603 during the same period in 2006.  We expect to incur increasing research and development expenses in future periods as we expand our pre-commercial manufacturing and product development activities, as well as expand activities in other technology programs.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $11,466 and $5,846 for the nine months ended September 30, 2007 and 2006, respectively. The increase of $5,620 was primarily due to increased costs associated with being a public company and an increase in sales and marketing costs as we build our sales and marketing infrastructure to prepare for the commercialization of Mirel.  Payroll and benefits related expenses increased to $6,375 during the nine months ended September 30, 2007 as compared to $2,917 for the same period in 2006, including stock-based compensation expense which increased to $2,625 during the nine month ended September 30, 2007 as compared to $1,133 for the same period in 2006. Professional fees increased to $1,255 during the three months ended September 30, 2007 as compared to $574 for the same period in 2006. These increases were primarily attributable to accounting services relating to compliance with additional regulatory requirements of being a public company. Expenses related to facilities increased to $797 during the three months ended September 30, 2007 as compared to $165 for the same period in 2006.  This increase is primarily the result of the expansion of our facilities to support our sales and marketing functions. We expect that selling, general and administrative expenses will continue to increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company.

Other income

	Nine Months ended
	September 30,
	2007	2006	Change
Total other income	$4,546	$560	$3,986

Other income consists of investment income and was $4,546 and $560 for the nine months ended September 30, 2007 and 2006, respectively. The increase of $3,986 in investment income was due to an increase in cash, cash equivalents and short-term investment balances. The increase in cash and short-term investments was primarily a result of the completion of our initial public offering in November 2006. We held $113,178 and $15,325 in cash and short-term investments at September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our capital lease obligations.

We fund our cash requirements primarily through the following methods:

•                  our strategic alliance with ADM;

•                  government grants;

•                  equity financing; and

•                  interest earned on invested capital.

Currently our products are in the pre-commercial stage of development and commercial sales have not begun.  In addition, we have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of September 30, 2007 we had an accumulated deficit of $86,890. Our total unrestricted cash, cash equivalents and short-term investments as of September 30, 2007 were $113,178 as compared to $122,080 at December 31, 2006. Based on our current business plan we believe that our existing cash, cash equivalents, and short term investments will be sufficient to fund our operating expenses and capital requirements for the next two years. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities.  However, such funds may not be available when needed, or we may not be able to obtain funding on favorable terms, or at all.

Operating activities

Net cash used in operating activities was $7,230 and $2,685 for the nine month period ended September 30, 2007 and 2006, respectively. The net cash used in 2007 primarily reflects the net loss for this period, as adjusted for deferred revenue, stock-based compensation expense, and depreciation.  Deferred revenue increased by $6,900 for the nine month period ended September 30, 2007, primarily due to reimbursement of expenses by ADM related to the construction of the pre-commercial manufacturing facility, production costs for our pre-commercial material, and quarterly support payments.

Investing activities

Net cash provided by investing activities was $636 for the nine months ended September 30, 2007, reflecting a net effect of $4,501 in proceeds from the maturities and purchases of marketable securities and $3,865 for capital expenditures. During the same period in 2006, investing activities used $8,927 of cash, reflecting a net effect of $7,794 use of proceeds for purchases and maturities of marketable securities and $1,133 for capital expenditures.  The increase in property and equipment for the nine months ended September 30, 2007 is primarily related to the expansion of the pre-commercial manufacturing facility to support the production of market development material.

Financing activities

Net cash received from financing activities was $2,115 and $15,962 for the nine months ended September 30, 2007 and 2006. The proceeds from financing activities consisted of option and warrant exercises for the nine month period ended September 30, 2007. For the nine month period ended September 30, 2006 cash flows from financing activities primarily consisted of proceeds of $16,819 from the  sale of redeemable convertible preferred stock, net of issuance costs.

Contractual Obligations

 The following table summarizes our contractual obligations at September 30, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in our future periods:

	Payments Due by Period

		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Operating lease obligations	$7,378	$1,166	$2,336	$2,310	$1,566
Purchase obligations	756	227	404	50	75
	$8,134	$1,393	$2,740	$2,360	$1,641

We entered into a joint research agreement, known as the Cooperative Research Centre for Sugar Industry Innovation through Biotechnology, with the Commonwealth of Australia and various other parties for the purpose of developing and gaining access to certain intellectual property. The Commonwealth of Australia established the program to enhance the transfer of research outputs into commercial or other outcomes of economic, environmental or social benefit to Australia.  The terms of the contract stipulate that the contract commenced on January 1, 2007 and our funding commitment continues until July 1, 2010. In connection with this agreement we are obligated to provide funding in the form of cash and in kind exchange. As of September 30, 2007 the cash portion of our obligation is $566 and the total amount of in kind contribution we are committed to is $1,596. The in kind contribution consists of salaries and overhead attributable to research associated with the joint research agreement.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

We have recorded license and royalty revenue from Tepha, Inc., a related party, during the nine months ended September 30, 2007 and 2006 of $132 and $227 respectively. As of September 30, 2007 we had no outstanding receivable balance due from Tepha. We had an outstanding receivable balance due from Tepha of $11 as of December 31, 2006. We also had various transactions with our alliance partner ADM, a related party, during the nine months ended September 30, 2007 and 2006. We had an outstanding receivable balance of $959 and $511 due from ADM at September 30, 2007 and December 31, 2006 respectively.  For more information on our related party transactions, please see Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

In February 2007, the FASB issued SFAS no. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS No. 159 in the first quarter of 2008 will have a material impact on the financial statements.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our chief executive officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

Except as indicated below, there have been no material changes in information regarding our risk factors since the end of the fiscal year ended December 31, 2006, as described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

If we lose key personnel or are unable to attract and retain necessary talent, we may be unable to develop or commercialize our products under development.

We are highly dependent on Oliver Peoples, our Chief Scientific Officer and Johan van Walsem, our VP of Manufacturing, Development and Operations. Dr. Peoples and Mr. van Walsem possess unique information related to our research and manufacturing operations. Dr. Peoples is one of our founders and has led and directed all of our scientific research and development programs. Dr. Peoples has such particular knowledge in the research, development and intellectual property aspects in connection with our technology platforms, that in the case of the loss of his services we would be unable to readily find a suitable replacement with comparable knowledge and experience necessary to further our research and development programs. Mr. van Walsem directs our manufacturing operation and has been instrumental in developing manufacturing know-how sufficient to operate our pre-commercial scale manufacturing plant. Mr. van Walsem has also been directing the design of the commercial scale Commercial Manufacturing Facility with ADM. The loss of Mr. van Walsem’s services to us would be difficult to readily replace and may adversely impact the achievement of our objectives.  Our success depends largely upon the continued service of our management and scientific staff and our ability to attract, retain and motivate highly skilled technical, scientific, management, regulatory compliance and marketing and sales personnel. Because of the unique talents and experience of many of our scientific, engineering and technical staff, competition for our personnel is intense. The loss of key personnel or our inability to hire and retain personnel who have required expertise and skills could materially adversely affect our research and development efforts and our business.

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

•                  our ability to produce products fit for their intended purpose, e.g., the ability of Mirel to resist biodegradation for a certain period of time in particular environments;

•                  our ability to obtain necessary regulatory approvals for our products;

•                  the willingness and speed at which potential customers qualify Mirel for use in their products;

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

Our products are made using genetically-engineered systems and may be, or may be perceived as being, harmful to human health or the environment.

Mirel is a new material produced from genetically-engineered microbes and in the future may be produced in genetically-engineered crops. Some countries have adopted regulations prohibiting or limiting the production of genetically-engineered crops. Regulations or prohibitions on the production of genetically-engineered crops could harm our business and impair our ability to produce Mirel in that manner.

The subject of genetic engineering of crops and other species has received negative publicity and has aroused public debate. Government authorities could, for social or other purposes, prohibit or regulate the development and use of genetically-engineered organisms of products therefrom. Social concerns could adversely affect acceptance of our potential products.

The manufacture, use, sale and marketing of Mirel is subject to government regulations in the U.S and other countries, including requirements for government approval of food contact applications.  The failure to comply with governmental regulations or to obtain government approval for our products could have a material adverse effect on our results of operations and financial condition.  Governmental regulation or negative publicity could delay, reduce or eliminate market demand for our products which could have a material adverse effect on our results of operations and financial condition.

We are subject to significant foreign and domestic government regulations, including environmental and health and safety regulations, and compliance  or failure to comply with these regulations could harm our business.

Our current and planned activities involve the use of a broad range of materials that are, or may be, considered hazardous under applicable laws and regulations. Accordingly, we are subject to a number of foreign, federal, state, and local laws and regulations relating to health and safety, protection of the environment, and the storage, use, disposal of, and exposure to, hazardous materials and wastes. Compliance with these laws and regulations could be costly and could delay or even preclude commercialization of our products for certain applications.  If we were to violate or become liable under environmental, health and safety laws,   we could incur costs, fines and civil and criminal penalties, personal injury and third party property damage claims, or could be required to incur substantial investigation or remediation costs. Moreover, a failure to comply with environmental laws could result in fines and the revocation of environmental permits, which could prevent us, or our strategic partners, from conducting business. Liability under environmental laws can be joint and several and without regard to fault. There can be no assurance that violations of environmental health and safety laws will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business. Accordingly, violations of present and future environmental laws could restrict our ability to expand facilities, pursue certain technologies, and could require us to acquire costly equipment, or to incur potentially significant costs to comply with environmental regulations.

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

We may not have adequate insurance and may have substantial exposure to payment of product liability claims.

The testing, manufacture, marketing, and sale of our products and products sold by our licensees may involve product liability risks. Although we currently have product liability insurance covering claims up to $4 million per occurrence and in the aggregate, we may not be able to maintain this product liability insurance at an acceptable cost, if at all. In addition, this insurance may not provide adequate coverage against potential losses. If claims or losses exceed our liability insurance coverage, we may go out of business.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2007, the Company issued an aggregate of 7,066 shares of common stock upon the exercise of warrants in net exercise transactions upon the exercise of warrants having an exercise price of $13.2142 per share.

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

On July 30, 2007, the Company issued 4,866 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution.  The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Use of Proceeds from Registered Securities

There has been no material change in the planned use of proceeds from our initial public offering as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2007, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock other than as described below.

ITEM 3.   DEFALTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5. OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, employees, and entities affiliated with our directors to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that during the quarter ended September 30, 2007, Robert C. Findlen, our Vice President, Marketing, Aninda Katragadda, our Director of Finance and Corporate Controller, Johan van Walsem, our Vice President, Manufacturing, Development and Operations, and Vertical Fund I, L.P., Vertical Fund II, L.P. and the Giles Family Trust entered into trading plans in accordance with Rule 10b5-l and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

As previously reported, Thomas G. Auchincloss, Jr., resigned from his positions as Chief Financial Officer, Vice President, Finance and Corporate Development, and Treasurer of the Company on August 10, 2007. On November 1, 2007, the Board of Directors of the Company appointed Jay Kouba, President and Chief Executive Officer of the Company, to serve as acting principal financial officer of the Company until the engagement of Mr. Auchincloss’s successor as Chief Financial Officer.  The Company is currently conducting a search to fill that position.

Mr. Kouba’s biographical information and the terms of his employment agreement are contained in the Company’s Form 8-K filed June 19, 2007 under Item 5.02, and are hereby incorporated by reference.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
32.1	Section 1350 Certification (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

November 6 , 2007	By:	/s/ JAY KOUBA
Jay Kouba
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

November 6, 2007	By:	/s/ ANINDA KATRAGADDA
Aninda Katragadda
Director of Finance & Corporate Controller (Principal Accounting Officer)

EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
32.1	Section 1350 Certification (furnished herewith).