Form 10-Q
period 2008-03-31
METABOLIX, INC.
filed 2008-05-08
CIK 1121702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33133

METABOLIX, INC.

Delaware	04-3158289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21 Erie Street
Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

(617) 583-1700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of May 2, 2008 was 22,727,338.

Metabolix, Inc.
Form 10-Q
For the Quarter Ended March 31, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$35,655	$22,686
Short-term investments	69,176	86,640
Accounts receivable	114	133
Due from related parties	774	1,216
Unbilled receivable	149	198
Prepaid expenses and other current assets	578	673
Total current assets	106,446	111,546
Restricted cash	498	498
Property and equipment, net	6,412	6,890
Other assets	70	70
Total assets	$113,426	$119,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$148	$299
Accrued liabilities	3,447	4,195
Current portion of deferred rent	165	165
Deferred revenue	75	—
Total current liabilities	3,835	4,659
Deferred rent and other long term liabilities	923	963
Long-term deferred revenue	26,360	24,180
Total liabilities	31,118	29,802

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common stock ($0.01 par value per share); 100,000,000 shares authorized at March 31, 2008 and December 31, 2007; 22,646,993 and 22,576,111 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	226	226
Additional paid-in capital	184,245	182,852
Accumulated other comprehensive income.	397	236
Accumulated deficit	(102,560)	(94,112)
Total stockholders’ equity	82,308	89,202
Total liabilities and stockholders’ equity	$113,426	$119,004

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED
(in thousands, except share and per share data)

	Three months ended
	March 31,
	2008	2007
Revenue:
Research and development revenue	$68	$—
License fee and royalty revenue from related parties	35	75
Grant revenue	301	354
Total revenue	404	429
Operating expenses:
Research and development expenses, including cost of revenue	5,934	3,808
Selling, general, and administrative expenses	4,097	2,847
Total operating expenses	10,031	6,655

Loss from operations	(9,627)	(6,226)

Other income:
Interest income, net	1,179	1,538

Net loss	$(8,448)	$(4,688)

Net loss per share:
Basic and Diluted	$(0.37)	$(0.22)

Number of shares used in per share calculations:
Basic and Diluted	22,648,740	21,430,893

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(8,448)	$(4,688)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	896	247
Stock-based compensation	1,081	517
Charge for 401(k) company common stock match	142	—
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	68	(35)
Due from related party	122	516
Prepaid expenses and other assets	95	29
Accounts payable	(151)	(297)
Accrued liabilities	(804)	158
Deferred rent and other long term liabilities	(40)	(41)
Deferred revenue	2,575	104
Net cash used in operating activities	(4,464)	(3,490)

Cash flows from investing activities
Purchase of property and equipment	(379)	(530)
Purchase of short-term investments	(25,323)	(42,386)
Proceeds from sale and maturity of short-term investments	42,977	41,020
Net cash provided by (used in) investing activities	17,275	(1,896)

Cash flows from financing activities
Proceeds from exercise of options and warrants.	158	65
Net cash provided by financing activities	158	65

Net increase (decrease) in cash and cash equivalents	12,969	(5,321)
Cash and cash equivalents at beginning of period	22,686	25,182
Cash and cash equivalents at end of period	$35,655	$19,861

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts are stated in thousands.)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (“the Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2008 and 2007.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. ACCOUNTING POLICIES

Except as indicated below, there have been no material changes in accounting policies since the end of the fiscal year ended December 31, 2007, as described in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) on January 1, 2008. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. SFAS 157-2”), the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. SFAS No. 157 establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. There was no cumulative effect of adoption related to SFAS No. 157 and the adoption did not have an impact on our financial position, results of operations, or cash flows. The Company is studying SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities falling under the scope of FSP No. SFAS 157-2 and has not yet determined the expected impact on the financial position, results of operations, or cash flows. See Note 12 for a discussion of the Company’s adoption of SFAS No. 157.

The Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. We have not elected the fair value option for any items on our balance sheet.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. This revised standard requires assets, liabilities and non-controlling interests acquired to be measured at fair value and requires that costs incurred to effect the acquisition be recognized separately from the business combination. In addition, this statement expands the scope to include all transactions and other events in which one entity obtains control over one or more businesses. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of the Company’s collaborations existing after January 1, 2009. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and net unrealized gains on marketable securities. Total comprehensive loss for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended
	March 31,
	2008	2007
Net loss	$(8,448)	$(4,688)
Other comprehensive income:
Change in unrealized gain on investments	161	27
Total other comprehensive income	161	27
Comprehensive loss	$(8,287)	$(4,661)

   5. BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding and warrants outstanding that were previously issued for little or no consideration, excluding the dilutive effects of common stock equivalents. Common stock equivalents include stock options and certain warrants. Diluted net income per share includes the dilutive effect of common stock equivalents under the treasury stock method.

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2008 and 2007, respectively, are shown below:

	Three months ended
	March 31,
	2008	2007
Options	2,428,802	2,698,910
Warrants	69,343	287,449
Total	2,498,145	2,986,359

6. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Under the provisions of SFAS No. 123(R), compensation cost recognized for the three months ended March 31, 2008 and 2007 included compensation cost for all stock options granted to employees subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and will be recognized over the vesting period of the applicable award on a straight-line basis. The effect of SFAS No. 123(R) for the three months ended March 31, 2008 was an increase in net loss of $1,226. The increase in basic and diluted net loss per share for the three months ended March 31, 2008 was $0.05. For the three months ended March 31, 2007 the effect of SFAS No. 123(R) was an increase in net loss of $398. The increase in basic and diluted net loss per share for the three months ended March 31, 2007 was $0.02. There is no expense recorded for options which were granted prior to January 1, 2006 under the minimum value method if the exercise price was equal to the fair value of common stock and the measurement date was fixed at the time of grant. The Company granted options to an officer of the Company prior to January 1, 2006 that contained performance based vesting conditions which were met during the year ended December 31, 2006. The resulting deferred compensation was recorded ratably over the remaining service period and $26 was recorded during the three months ended March 31, 2007.

A summary of option activity for the three months ended March 31, 2008 and 2007 is as follows:

	March 31,
	2008		2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of period	2,151,784	$10.70	2,717,244	$4.60
Granted	346,000	13.58	22,500	18.67
Exercised	(64,384)	2.46	(31,459)	1.95
Canceled	(4,598)	1.65	(9,375)	14.00
Outstanding at end of period	2,428,802	11.34	2,698,910	4.71

Options exercisable as of March 31,	1,123,873		1,579,598

Weighted average grant date fair value of options granted during the period		$7.98		$11.13

Non-employee Stock Option Awards

The compensation expense related to non-employee stock options is generally recognized over a period of four years. The grants generally vest quarterly and such vesting is contingent upon future services provided by the consultants to the Company. The Company recorded a benefit of $145 relating to consultant related stock-based compensation for the three months ended March 31, 2008 and an expense of $93 for the three months ended March 31, 2007. The benefit recognized during the three months ended March 31, 2008 resulted from a reduction in the fair market value of the options outstanding during that period.  Options remaining unvested for non-employees are subject to remeasurement each reporting period prior to vesting in full. Since the fair market value of the options issued to non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges.

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

A summary of the key activities under this agreement is as follows: (i) ADM will arrange for, finance the construction of, and own, a facility in which it will manufacture Mirel biobased plastic under contract to Telles; (ii) the Company will either arrange for and finance the acquisition or construction of a facility in which it will compound Mirel biobased plastic or it will arrange for third parties to compound  Mirel biobased plastic; (iii) the Company, acting in the name and on behalf of Telles, will establish the initial market for Mirel. The Company will also continue its research and development efforts to further advance the technology and expand and enhance the commercial potential of Mirel.  Subject to certain limitations, ADM will finance the working capital requirements of Telles.

Telles will make up to twelve payments of $1,575 per calendar quarter to the Company to support these activities during the construction of the Commercial Manufacturing Facility. In the event construction is completed and sale of commercial product commences prior to Telles making all twelve such payments, the quarterly payments will cease and Telles will pay the Company a lump sum equal to the number of remaining unpaid payments multiplied by $250. Through March 31, 2008, support payments totaling $14,175 have been received by the Company and recorded as deferred revenue.

During the construction period of the Commercial Manufacturing Facility all pre-commercial material production expenses incurred by ADM and the Company are shared equally. Accordingly, from the execution of this agreement in July 2006 through March 31, 2008, ADM has reimbursed the Company $5,203. At March 31, 2008, net reimbursements of $774 were due from ADM. All amounts due or received from ADM relating to this agreement are recorded as deferred revenue.

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

Revenue recognition for amounts deferred through March 31, 2008 is expected to commence approximately at the time of the first commercial sale of Mirel and the amounts will be recognized proportionately over the period that the final services are provided over the estimated remaining term of the Commercial Alliance Agreement.

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

 8. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded no adjustment for unrecognized income tax benefits. At the date of adoption of January 1, 2007, and also at March 31, 2008, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The tax years 2004 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the US.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

At December 31, 2007 the Company had net operating loss carryforwards for federal and state income tax purposes of $33,620 and $23,822, respectively. The Company’s federal and state net operating loss carryforwards will begin to expire in 2008. The Company also had available research and development credits for federal and state income tax purposes of $2,082 and $1,662 respectively. The federal and state research and development credits will begin to expire in 2012 and 2015, respectively. As of December 31, 2007 the Company also had available investment tax credits for state income tax purposes of $124 which began to expire in 2008. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

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

 9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31, 2008	December 31, 2007
Employee compensation and benefits	$1,099	$1,985
Other	962	1,035
Pre-commercial manufacturing costs	737	443
Professional services	371	407
Contracted research and development	278	325
Total accrued expenses	$3,447	$4,195

10. SEGMENT INFORMATION

The Company operates in one segment. There have been no changes in the segment information since the fiscal year ended December 31, 2007, as described in Note 3 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

 From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations.

License Agreement with Massachusetts Institute of Technology (“MIT”)

The Company’s exclusive license agreement with MIT requires the Company to pay annual license fees of $25 and additional potential royalty payments to MIT based on a percentage of net sales of products or services covered by patents that are subject to the license. As of March 31, 2008, and December 31, 2007, the Company had accrued $2 for license fees and royalties attributable to this agreement.

Joint Research Agreement with The Cooperative Research Centre for Sugar Industry Innovation through Biotechnology

The Company entered a joint research arrangement, known as the Cooperative Research Centre for Sugar Industry Innovation through Biotechnology, with the Commonwealth of Australia and various other parties for the purpose of developing and gaining access to certain intellectual property. The Commonwealth of Australia established the program to enhance the transfer of research outputs into commercial or other outcomes of economic, environmental or social benefit to Australia. The terms of the contract stipulate that the contract commenced on January 1, 2007, and the Company’s funding obligation continues until July 1, 2010. In connection with this agreement Metabolix is obligated to provide funding in the form of cash and in kind exchange. As of March 31, 2008 the cash portion of our obligation is $485 and the total amount of in kind contribution the company is committed to is $1,404. The in kind exchange consists of salaries and overhead attributable to research associated with the joint research agreement. The cash and in kind contributions are recorded as research and development expense as incurred, in the consolidated statement of operations.

12. FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS No. 157) for financial assets and liabilities. In accordance with the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. SFAS No. 157 provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements.  SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table sets forth the financial assets (cash equivalents and short-term investments) that were measured at fair value on a recurring basis as of March 31, 2008 by level within the fair value hierarchy. The Company did not have any financial liabilities, nonfinancial assets, or nonfinancial liabilities that were measured or disclosed at fair value on a recurring basis as of March 31, 2008. As required by SFAS No. 157, assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of 3/31/08
Cash equivalents:
Treasuries	—	$29,763	—	$29,763
Short-term investments:
Commercial paper	—	43,329	—	43,329
Credit card backed securities	—	10,808	—	10,808
Government-sponsored enterprises	—	7,455	—	7,455
Corporate bonds	—	7,584	—	7,584
Total	—	$98,939	—	$98,939

13. CHANGE IN ACCOUNTING ESTIMATE

In the first quarter of 2008, it was determined that the Company will extend the use of its pre-commercial manufacturing plant. In connection with this, management determined that the useful lives of the leasehold improvements connected to this facility should be extended. The result of this extension is a decrease in depreciation expense of $348 and an increase of $0.02 in earnings per share for the three months ended March 31, 2008. This change in accounting estimate was adopted prospectively from January 1, 2008.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position, management’s strategy, plans and objectives for future operations, plans and objectives for product development and commercialization, plans and objectives for present and future research and development and results of such research and development, plans and objectives for manufacturing, the commercialization of environmentally sustainable, economically attractive alternatives to petroleum-based plastics, chemicals and energy, the commercialization of Mirel™ biobased plastic through our alliance with Archer Daniels Midland Company, or ADM, sales of Mirel as an alternative to petroleum-based plastics, the construction of the Commercial Manufacturing Facility, the production of Mirel at the Commercial Manufacturing Facility, the commercial success of Mirel, the feasibility of extracting biobased plastic from plant crops, the commercial viability of plant-produced plastics, recognition of revenue, and management’s plans and expectations for revenue from government grants, research and development revenue, research and development expenses and capital and working capital requirements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, the following risks: (1) we may not be successful at manufacturing biobased plastics on a commercial scale in a timely and economical manner, (2) we may not be successful in the development of our products, including Mirel, (3) we depend on ADM for the construction of the Commercial Manufacturing Facility, (4) if ADM does not build the Commercial Manufacturing Facility on time and on budget, our revenues and the distribution of profits, if any, to us will be delayed, (5) we may not be able to develop manufacturing capacity sufficient to meet demand in an economical manner or at all, (6) we may not achieve market acceptance of our products, (7) we have limited marketing and sales experience and capabilities, which may make the commercialization of our products difficult, (8) we rely heavily on ADM and will rely heavily on future collaborative partners, (9) our success will be influenced by the price of petroleum, the primary ingredient in conventional petroleum-based plastics, relative to corn sugar, the primary ingredient in Mirel, (10) our future profitability is uncertain, and we have a limited operating history on which you can base your evaluation of our business, (11) we may need to secure additional funding and may be unable to raise additional capital on favorable terms or at all, (12) if we lose key personnel or are unable to attract and retain necessary talent, we may be unable to develop or commercialize our products under development, (13) confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete, (14) patent protection for our products is important and uncertain, (15) a substantial portion of the technology used in our business is owned by or subject to retained rights of third parties, (16) third parties may claim we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result, (17) if we are unable to manage our growth effectively, our business could be adversely affected, (18) we may not be successful in identifying market needs for new technologies and developing new products to meet those needs, (19) Mirel is made using genetically modified products and may be, or may be perceived as being, harmful to human health or the environment, (20) we face and will face substantial competition in several different markets that may adversely affect our results of operations, (21) we are subject to significant foreign and domestic government regulations, including environmental and health and safety regulations, and compliance or failure to comply with these regulations could harm our business, (22) our government grants may subject us to government audits, which could materially harm our business and results of operations, (23) we face risks associated with our international business, (24) our pre-commercial manufacturing recovery operations are currently conducted at a single location which makes us susceptible to disasters, and (25) we may be subject to product liability claims based on products sold by us, our customers and/or our licensees.

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

Our first platform, which we are commercializing through Telles, a joint venture with Archer Daniels Midland Company, or ADM, is a proprietary, large-scale microbial fermentation system for producing a versatile family of polymers known as polyhydroxyalkanoates, which we have branded under the name Mirel™. Through Telles, we intend to sell these bioplastics as environmentally friendly, but functionally equivalent, alternatives to petroleum-based plastics in a wide range of commercial applications, including packaging, consumer goods, consumer electronics, products used in agriculture and horticulture, and marine and water applications. Mirel will be produced in a 110 million pound annual capacity commercial scale plant, or Commercial Manufacturing Facility, which is presently under construction by ADM in Clinton, Iowa. We expect that commercial quantities of Mirel from the Commercial Manufacturing Facility will be available for customers in the second quarter of 2009. The Commercial Manufacturing Facility will produce biobased, sustainable and biodegradable Mirel plastic out of corn sugar, an agriculturally-produced renewable resource. We are currently producing pre-commercial quantities of Mirel jointly with ADM at a small scale pre-commercial manufacturing facility.

Our second technology platform, which is in an early stage, is a biomass biorefinery system using plant crops to co-produce both bioplastics and bioenergy. For this system, we intend to extract polymer from the engineered plant crop, so that the remaining plant material can be used as a biomass feedstock for the production of bioenergy products including electricity and biofuel. We are engineering switchgrass to produce bioplastics in the leaf and stem of the plant. We have also collaborated with the Australian Cooperative Research Centre to do the same in sugarcane, and we have recently established a strategic research collaboration with the Donald Danforth Plant Science Center to develop an advanced industrial oilseed crop for co-production of bioplastics along with vegetable oil, biodiesel fuel, or oleochemicals. Switchgrass is a commercially and ecologically attractive non-food energy crop that is indigenous to North America. It is generally considered to be a leading candidate for cellulose-derived production of ethanol and other biofuels. Sugarcane is an established energy crop that is well suited for tropical regions of the world. We believe that using these crops to co-produce bioplastics with bioenergy products can offer superior economic value and productivity as compared to single product systems that produce them individually. We have been working on our biomass biorefinery platform using switchgrass for several years, and we believe that we are a scientific leader in this field. Our goal for this program is to have commercially viable plant varieties in pre-commercial field trials in three to four years. We may also seek to establish alliances with partners to commercially exploit this platform.

As demonstrated by our first two technology platforms, we take an integrated systems approach to our technology development. We are focused on developing entire production systems from gene to end product as opposed to developing specific technologies (for example, gene sequencing, shuffling or directed evolution) or singular aspects of a product’s production (for example, providing a key enzyme, catalyst or ingredient). We believe this systems approach optimizes manufacturing productivity and, when commercialized, will enable us to capture more economic value from any platform we pursue. We have core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science. We have assembled these capabilities in a way that has allowed us to integrate biotechnology with chemical engineering and industrial practice. We believe that our approach can be applied to chemicals and other products to help establish and grow environmentally sustainable plastics, chemicals and energy industries.

We intend to apply our core capabilities in microbial engineering and plant transformation to develop biological routes to other chemicals and chemical intermediates. In September 2007 the U.S. Department of Commerce’s National Institute of Standards and Technology approved a $2 million award for us to develop a commercially viable process for producing biobased chemicals from renewable agricultural products. This award will fund our integrated bio-engineered chemicals program, which is beginning development of sustainable solutions for widely used four-carbon industrial chemicals.

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

As of March 31, 2008, we had an accumulated deficit of $102,560 and total stockholders’ equity was $82,308.

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

We entered into our alliance with ADM in 2004. As of March 31, 2008, all payments received from ADM have been recorded as deferred revenue on our balance sheet. We expect that future payments from ADM, through at least the construction phase of the Commercial Alliance Agreement, including quarterly operating payments of $1,575 made on behalf of Telles and other payments, will be classified as deferred revenue as well. We expect to begin recognizing revenue at the time of the first commercial sale of Mirel biobased plastic. All amounts will be recognized proportionally over the period in which our commercial obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement.

We received the following payments from these arrangements to offset operating cash needs:

•          upfront payment of $3,000 from ADM in November 2004;

•          milestone payments of $2,000 from ADM in May 2006;

•          support payments of $14,175 from ADM, on behalf of Telles, through March 31 2008; and

•          cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations of $6,411.

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

Even though Telles is a separate legal entity owned equally by us and ADM, ADM will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish compounding operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow will be used, whereby all profits, after payment of all royalties, reimbursements and fees, from the joint venture, will be distributed to ADM until ADM’s disproportionate investment in the joint venture, and the costs of constructing the Commercial Manufacturing Facility, have been returned to ADM. Once ADM has recouped such amounts, the profits of the joint venture will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a Ledger Account has been established to record the respective investments made by the parties. As of March 31, 2008, the balance of the ADM Ledger Account was $139,698 and this balance is expected to increase as the construction of the Commercial Manufacturing Facility progresses and Telles becomes operational.

United States Government Contracts and Grants

As of March 31, 2008, expected gross proceeds of $2,358 remain to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance under the various contracts.

The status of our United States government contracts and grants is as follows:

Program Title	Funding Agency	Total government funds	Total received through March 31, 2008	Remaining amount available under various government contracts as of March 31, 2008	Contract/Grant Expiration
PHA Bioplastic Packaging Materials	SERDP (1)(2)	$1,005	$501	$504	Aug. 2008

Blow Molded Bioproducts from Natural Plastic	Department of Agriculture	80	68	12	Dec. 2007

Integrated Bio-Engineered Chemicals	Department of Commerce	2,000	158	$1,842	Sept. 2009

Total		$3,085	$727	$2,358

(1)       Strategic Environmental Research and Development Program.

(2)       Funding of these government contracts and grants beyond the United States government’s current fiscal year is subject to annual congressional appropriations.

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2008 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenue

	Three Months ended March 31,
	2008	2007	Change
Research and development revenue	$68	$—	$68
License fee and royalty revenue from related parties	35	75	(40)
Grant revenue	301	354	(53)
Total revenue	$404	$429	$(25)

Total revenues were $404 and $429 for the three months ended March 31, 2008 and 2007, respectively. During the first three months of 2008 we recognized revenue from research and development services and delivery of sample product produced from research services. License fee and royalty revenue from related parties decreased as a result of the receipt of a $50 milestone payment during the first three months of 2007, partially offset by an increase of $10 in royalty revenues from a related party during the first three months of 2008. Grant revenue decreased mainly as a result of the completion of the Department of Energy program in the second quarter of 2007. This was partially offset by a new grant from the Department of Commerce. We expect revenues from government grants to fluctuate due to the availability of funding from the government.

Expenses

	Three Months ended March 31,
	2008	2007	Change
Research and development expenses, including cost of revenue	$5,934	$3,808	$2,126
Selling, general, and administrative expenses	4,097	2,847	1,250
Total operating expenses	$10,031	$6,655	$3,376

Research and development expenses

Research and development expenses were $5,934 and $3,808 for the three months ended March 31, 2008 and 2007, respectively.  The increase of $2,126 was primarily due to the expansion of product development activities associated with developing new product grades and formulations for prospective customers, increased pre-commercial manufacturing of Mirel to support market development activities, and increases in research and development personnel for polymer science and engineering to support our collaborative agreement with ADM. Employee payroll and benefits related expenses for the three months ended March 31, 2008 were $2,175 as compared to $1,389  for the respective period in 2007. Included in payroll and benefits is stock-based compensation expense, which increased to $225 for the three months ended March 31, 2008 as compared to $80 for the respective period in 2007. The expenses related to pre-commercial manufacturing increased to $1,944 for the three months ended March 31, 2008 as compared to $1,210 for the respective period last year. Depreciation expense increased to $572 for the three months ended March 31, 2008 as compared to $208 in the respective period in 2007. The increase in depreciation is primarily attributable to increased leasehold improvements in our pre-commercial manufacturing facility.

We expect to incur increasing research and development expenses in future periods for pre-commercial manufacturing and product development activities as we continue to develop, test and refine product to meet the specification requirements of our customers. We expect that our personnel related costs will increase to support our microbial and plant research programs.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $4,097 and $2,847 for the three months ended March 31, 2008 and 2007, respectively. The increase of $1,250 was primarily due to increased sales and marketing costs associated with building our sales and marketing infrastructure for the commercialization of Mirel. Employee payroll and benefits related expenses increased to $2,233 for the three months ended March 31, 2008 as compared to $1,196 for the respective period in 2007. Included in payroll and benefits is stock-based compensation expense, which increased to $856 for the three months ended March 31, 2008 as compared to $437 during the respective period in 2007.

We expect that selling, general, and administrative expenses will continue to increase due to increasing payroll, expanding infrastructure and increasing consulting and investor relations expenses.

Other Income (Net)

	Three Months ended March 31,
	2008	2007	Change
Total other income (net)	$1,179	$1,538	$(359)

Other income (net) consists of investment income of $1,179 and $1,538 for the three months ended March 31, 2008 and 2007, respectively. The decrease of $359 was due to a decrease in interest rates during the quarter, as well as a decrease in cash and short-term investments held during the comparative three month periods.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

        We fund our cash requirements primarily through the following methods:

• our strategic alliance with ADM;

• government grants;

• equity financing; and

• interest earned on cash and short-term investments.

Currently our products are in the pre-commercial stage of development and large-scale commercial sales have not begun. In addition, we have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of March 31, 2008, we had an accumulated deficit of $102,560. Our total unrestricted cash, cash equivalents and short-term investments as of March 31, 2008 were $104,831 as compared to $109,326 at December 31, 2007. As of March 31, 2008, we had no outstanding debt.

Our cash and cash equivalents at March 31, 2008 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. Restricted cash of $498 was held at March 31, 2008 in connection with the lease agreement for our facility in Cambridge, Massachusetts. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. At March 31, 2008, we were in compliance with this policy.

We believe that our cash, cash equivalents and short-term securities, the interest we earn on these balances, as well as cash expected from our ADM alliance will be sufficient to meet our anticipated cash requirements, including cash requirements with respect to the commercial launch of Mirel for at least the next 24 months. If our available cash, cash equivalents, and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may need to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Net cash used in operating activities was $4,464 and $3,490 for the three months ended March 31, 2008 and 2007, respectively. The net cash used during the first three months of 2008 primarily reflects the net loss for the period offset by an increase in deferred revenue of $2,575, and non-cash expenses including stock-based compensation expense of $1,081, 401(k) company common stock matching expense of $142 and depreciation expense of $896. The increase in deferred revenue was due to an increase in pre-commercial plant construction and operations that are subject to our cost sharing collaborative arrangement with ADM and continued support payments from ADM, made on behalf of Telles.

Net cash of $17,275 was provided by investing activities during the three months ended March 31, 2008, compared to net cash of $1,896 used in investing activities for the respective period in 2007. Cash provided by investing activities in 2008 represents net cash of $17,654 provided from the purchase,  maturity and sale of investments offset by a cash outflow of $379 used for the purchase of property and equipment. Property and equipment purchases for 2008 mainly consisted of equipment for research and development purposes. Net cash flows from investing activities may fluctuate from period to period due to the timing of our capital expenditures and other investments.

Net cash provided from financing activities was $158 and $65 for the three months ended March 31, 2008 and 2007 respectively. The cash provided from financing activities in 2008 was solely attributable to the proceeds from the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in our future periods:

	Payment Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Operating lease obligations	$6,795	$1,166	$2,344	$2,214	$1,071
Purchase obligations	780	119	561	50	50
Total	$7,575	$1,285	$2,905	$2,264	$1,121

We entered into a joint research agreement, known as the Cooperative Research Centre for Sugar Industry Innovation through Biotechnology, with the Commonwealth of Australia and various other parties for the purpose of developing and gaining access to certain intellectual property. The Commonwealth of Australia established the program to enhance the transfer of research outputs into commercial or other outcomes of economic, environmental or social benefit to Australia.  The terms of the contract stipulate that the contract commenced on January 1, 2007, and our funding commitment continues until July 1, 2010. In connection with this agreement we are obligated to provide funding in the form of cash and in kind exchange. As of March 31, 2008, the cash portion of our obligation is $485 and the total amount of in kind contribution we are committed to is $1,404. The in kind contribution consists of salaries and overhead attributable to research associated with the joint research agreement.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

We have recorded license and royalty revenue from Tepha, Inc., a related party, during the three months ended March 31, 2008 and 2007 of $35 and $75 respectively. As of March 31, 2008 we had no outstanding receivable balance due from Tepha. We had an outstanding receivable balance due from Tepha of $122 as of December 31, 2007. We also had various transactions with our alliance partner ADM, a related party, during the three months ended March 31, 2008 and 2007. We had an outstanding receivable balance of $774 and $1,093 due from ADM at March 31, 2008 and December 31, 2007 respectively.  For more information on our related party transactions, please see Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. This revised standard requires assets, liabilities and non-controlling interests acquired to be measured at fair value and requires that costs incurred to effect the acquisition be recognized separately from the business combination. In addition, this statement expands the scope to include all transactions and other events in which one entity obtains control over one or more businesses. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. We are in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of the Company’s collaborations existing after January 1, 2009. We are in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

 There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

ITEM 1A. RISK FACTORS

Except as indicated below, there have been no material changes in information regarding our risk factors as described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

If ADM does not successfully build the Commercial Manufacturing Facility on time and on budget, our revenues and the distribution of profits, if any, to us will be delayed.

The cost of planning, designing, constructing and operating the Commercial Manufacturing Facility being developed to serve the alliance with ADM, and the cost of ancillary facilities and services related to the production of Mirel by Telles, will be very significant. ADM will be advancing a disproportionate share of the financial capital needed for such activities and, therefore, under our agreement all profits, after payment of all royalties, reimbursements and fees, from Telles will first be distributed to ADM until ADM’s disproportionate investment in Telles has been returned. We expect that commercial quantities of Mirel from the Commercial Manufacturing Facility will be available for customers in the second quarter of 2009.  If there are difficulties, delays or other unforeseen issues with the construction and start-up of the Commercial Manufacturing Facility, the cost of such activities will almost certainly increase, we may incur unreimbursed sales and marketing costs until commercial sales from the Commercial Manufacturing Facility begin, and the revenue from sales, if any, of Mirel and the distribution of profits, if any, to us will be delayed.

If we lose key personnel or are unable to attract and retain necessary talent, we may be unable to develop or commercialize our products under development.

We are highly dependent on our key technical and scientific personnel, including Dr. Oliver Peoples, our Chief Scientific Officer. Dr. Peoples possesses unique information related to our research and technology. Dr. Peoples is one of our founders and has led and directed all of our scientific research and development programs. Dr. Peoples has such particular knowledge in the research, development and intellectual property aspects in connection with our technology platforms, that in the case of the loss of his services we may be unable to readily find a suitable replacement with comparable knowledge and experience necessary to further our research and development programs.  The loss of key personnel with know-how related to our manufacturing technology also may adversely impact the achievement of our objectives. Our success depends largely upon the continued service of our management and scientific staff and our ability to attract, retain and motivate highly skilled technical, scientific, management, and marketing and sales personnel. Because of the unique talents and experience of many of our scientific, engineering and technical staff, competition for our personnel is intense. The loss of key personnel or our inability to hire and retain personnel who have required expertise and skills could materially adversely affect our research and development efforts and our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On February 10, 2008, the Company issued 6,498 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Use of Proceeds from Registered Securities

There has been no material change in the planned use of proceeds from our initial public offering as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2008, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3. DEFALTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, employees, and entities affiliated with our directors to enter into trading plans complying with Rule 10b5-l under the Exchange Act , as amended. We have been advised that during the quarter ended March 31, 2008, Edward M Muller, a Director of the Company, Aninda Katragadda, our Director of Finance and Corporate Controller, and two other Company employees entered into trading plans in accordance with Rule 10b5-l and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6. EXHIBITS

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (furnished herewith).
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (furnished herewith).
32.1	Section 1350 Certification (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

May 8 , 2008	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2008	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Vice President and Chief Financial Officer
(Principal Financial Officer)