Form 10-Q
period 2008-06-30
METABOLIX, INC.
filed 2008-08-11
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of August 5, 2008 was 22,901,801.

Metabolix, Inc.
Form 10-Q
For the Quarter Ended June 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$22,101	$22,686
Short-term investments	78,980	86,640
Accounts receivable	121	133
Due from related parties	244	1,216
Unbilled receivable	120	198
Prepaid expenses and other current assets	448	673
Total current assets	102,014	111,546
Restricted cash	494	498
Property and equipment, net	5,750	6,890
Other assets	98	70
Total assets	$108,356	$119,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$544	$299
Accrued liabilities	3,335	4,195
Current portion of deferred rent	165	165
Deferred revenue	50	—
Total current liabilities	4,094	4,659
Deferred rent and other long term liabilities	883	963
Long-term deferred revenue	28,579	24,180
Total liabilities	33,556	29,802

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common stock ($0.01 par value per share); 100,000,000 shares authorized at June 30, 2008 and December 31, 2007; 22,887,214 and 22,576,111 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	229	226
Additional paid-in capital	186,012	182,852
Accumulated other comprehensive income	44	236
Accumulated deficit	(111,485)	(94,112)
Total stockholders’ equity	74,800	89,202
Total liabilities and stockholders’ equity	$108,356	$119,004

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Research and development revenue	$11	$—	$79	$—
License fee and royalty revenue from related parties	35	32	70	107
Grant revenue	355	155	656	508
Total revenue	401	187	805	615
Operating expenses:
Research and development expenses, including cost of revenue	6,008	5,026	11,942	8,833
Selling, general, and administrative expenses	4,048	4,351	8,145	7,199
Total operating expenses	10,056	9,377	20,087	16,032

Loss from operations	(9,655)	(9,190)	(19,282)	(15,417)

Other income:
Interest income, net	730	1,524	1,909	3,062

Net loss	$(8,925)	$(7,666)	$(17,373)	$(12,355)

Net loss per share:
Basic and Diluted	$(0.39)	$(0.35)	$(0.76)	$(0.57)

Number of shares used in per share calculations:
Basic and Diluted	22,787,087	21,730,859	22,717,913	21,581,359

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(17,373)	$(12,355)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,814	518
Stock-based compensation	2,192	1,635
Charge for 401(k) company common stock match	212	—
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	90	(102)
Due from related party	119	521
Prepaid expenses, other assets, and restricted cash	212	4
Accounts payable	245	(1,100)
Accrued liabilities	(996)	2,065
Deferred rent and other long term liabilities	(80)	(80)
Deferred revenue	5,302	2,572
Net cash used in operating activities	(8,263)	(6,322)

Cash flows from investing activities
Purchase of property and equipment	(483)	(2,019)
Purchase of short-term investments	(62,188)	(105,149)
Proceeds from sale and maturity of short-term investments	69,685	95,650
Net cash provided by (used in) investing activities	7,014	(11,518)

Cash flows from financing activities
Proceeds from exercise of options and warrants	664	1,692
Net cash provided by financing activities	664	1,692

Net decrease in cash and cash equivalents	(585)	(16,148)
Cash and cash equivalents at beginning of period	22,686	25,182
Cash and cash equivalents at end of period	$22,101	$9,034

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(All dollar amounts are stated in thousands.)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (“the Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2008 and 2007.

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

Fair Value Measurements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”), the Company elected to defer the adoption of SFAS  157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. SFAS 157 establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. There was no cumulative effect of adoption related to SFAS 157 and the adoption did not have an impact on our financial position, results of operations, or cash flows. The Company is studying SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities falling under the scope of FSP SFAS 157-2 and has not yet determined the expected impact on the financial position, results of operations, or cash flows. See Note 12 for a discussion of the Company’s adoption of SFAS 157.

The Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”) on January 1, 2008. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. The Company has not elected the fair value option for any items on its balance sheet.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. This revised standard requires assets, liabilities and non-controlling interests acquired to be measured at fair value and requires that costs incurred to effect the acquisition be recognized separately from the business combination. In addition, this statement expands the scope to include all transactions and other events in which one entity obtains control over one or more business. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selected accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and net unrealized gains on marketable securities. Total comprehensive loss for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Net loss	$(8,925)	$(7,666)	$(17,373)	$(12,355)
Other comprehensive income:
Change in unrealized gain on investments	(353)	66	(192)	65
Total other comprehensive income	(353)	66	(192)	65
Comprehensive loss	$(9,278)	$(7,600)	$(17,565)	$(12,290)

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

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2008 and 2007, respectively, are shown below:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Options	2,385,352	2,404,038	2,385,352	2,404,038

Warrants	4,086	83,648	4,086	83,648
Total	2,389,438	2,487,686	2,389,438	2,487,686

6. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). Under the provisions of SFAS 123(R), compensation cost recognized for the three and six months ended June 30, 2008 and 2007 included compensation cost for all stock options granted to employees subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and will be recognized over the vesting period of the applicable award on a straight-line basis. The effect of SFAS 123(R) for the three and six months ended June 30, 2008 was an expense of $1,108 and $2,334, respectively. The increase in basic and diluted net loss per share for the three and six months ended June 30, 2008 was $0.05 and $0.10, respectively. For the three and six months ended June 30, 2007 the effect of SFAS 123(R) was an increase in net loss of $806 and $1,205, respectively. The increase in basic and diluted net loss per share for the three and six months ended June 30, 2007 was $0.05 and $0.08, respectively. There is no expense recorded for options which were granted prior to January 1, 2006 under the minimum value method if the exercise price was equal to the fair value of common stock and the measurement date was fixed at the time of grant. The Company granted options to an officer of the Company prior to January 1, 2006 that contained performance based vesting conditions which were met during the year ended December 31, 2006. The resulting deferred compensation was recorded ratably over the remaining service period, $10 and $36 was recorded during the three and six months ended June 30, 2007, respectively.

A summary of option activity for the six months ended June 30, 2008 and 2007 is as follows:

	Six months ended
	June 30,
	2008		2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of period	2,151,784	$10.70	2,717,244	$4.60
Granted	720,700	12.52	426,151	22.76
Exercised	(291,053)	2.32	(625,572)	2.55
Canceled	(196,079)	14.39	(113,785)	3.23
Outstanding at end of period	2,385,352	11.97	2,404,038	8.41

Options exercisable as of June 30,	1,118,881		1,123,151

Weighted average grant date fair value of options granted during the period		$7.40		$14.01

Non-employee Stock Option Awards

The compensation expense related to non-employee stock options is generally recognized over a period of four years. The grants generally vest quarterly and such vesting is contingent upon future services provided by the consultants to the Company. The Company recorded consultant related stock-based compensation expense of $3 for the three months ended June 30, 2008 and recorded a benefit of $142 for the six months ended June 30, 2008. For the three and six months ended June 30, 2007 the Company recorded stock-based compensation expense of $301 and $394, respectively. Options remaining unvested for non-employees are subject to remeasurement each reporting period prior to vesting in full. Since the fair market value of the options issued to non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges.

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

Telles is a limited liability company, formed and equally owned by the Company and ADM, and is intended to: (i) serve as the commercial entity to establish and develop the commercial market for Mirel, and conduct the marketing and sales in accordance with the goals of the commercial alliance, (ii) assist in the coordination and integration of the manufacturing, compounding and marketing activities, and (iii) administer and account for financial matters on behalf of the parties. The Company and ADM each have 50% ownership and voting interest in Telles.

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

Telles will make up to twelve payments of $1,575 per calendar quarter to the Company to support these activities during the construction of the Commercial Manufacturing Facility. In the event construction is completed and sale of commercial product commences prior to Telles making all twelve such payments, the quarterly payments will cease and Telles will pay the Company a lump sum equal to the number of remaining unpaid payments multiplied by $250. Through June 30, 2008, support payments totaling $15,750 have been received by the Company and recorded as deferred revenue.

During the construction period of the Commercial Manufacturing Facility all pre-commercial material production expenses incurred by ADM and the Company are shared equally. Accordingly, from the execution of this agreement in July 2006 through June 30, 2008, ADM has reimbursed the Company $6,380. At June 30, 2008, net reimbursements of $241 were due from ADM. All amounts due or received from ADM relating to this agreement are recorded as deferred revenue.

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

Revenue recognition for amounts deferred through June 30, 2008 is expected to commence approximately at the time of the first commercial sale of Mirel and the amounts will be recognized proportionately over the period that the final services are provided over the estimated remaining term of the Commercial Alliance Agreement.

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

 8. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded no adjustment for unrecognized income tax benefits. At the date of adoption of January 1, 2007, and also at June 30, 2008, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The tax years 2004 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the US.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

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

Utilization of Net Operating Loss (“ NOL”) and Research & Development, (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study. If the Company has experienced a change in control at any time since the Company’s formation, utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 and 383. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as uncertain tax positions under FIN 48.

 9. ACCRUED LIABILITIES

                Accrued liabilities consisted of the following at:

	June 30, 2008	December 31, 2007
Employee compensation and benefits	$1,410	$1,985
Other	949	1,035
Pre-commercial manufacturing costs	514	443
Professional services	289	407
Contracted research and development	173	325
Total accrued expenses	$3,335	$4,195

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

License Agreement with Massachusetts Institute of Technology (“MIT”)

The Company’s exclusive license agreement with MIT requires the Company to pay annual license fees of $25 and additional potential royalty payments to MIT based on a percentage of net sales of products or services covered by patents that are subject to the license. As of June 30, 2008, and December 31, 2007, the Company had accrued $2 for license fees and royalties attributable to this agreement.

Joint Research Agreement with The Cooperative Research Centre for Sugar Industry Innovation through Biotechnology

The Company entered a joint research arrangement, known as the Cooperative Research Centre for Sugar Industry Innovation through Biotechnology, with the Commonwealth of Australia and various other parties for the purpose of developing and gaining access to certain intellectual property. The Commonwealth of Australia established the program to enhance the transfer of research outputs into commercial or other outcomes of economic, environmental or social benefit to Australia. The terms of the contract stipulate that the contract commenced on January 1, 2007, and the Company’s funding obligation continues until July 1, 2010. In connection with this agreement Metabolix is obligated to provide funding in the form of cash and in kind exchange. As of June 30, 2008 the cash portion of our obligation is $442 and the total amount of in kind contribution the company is committed to is $1,286. The in kind contribution consists of salaries and overhead attributable to research associated with the joint research agreement. The cash and in kind contributions are recorded as research and development expense as incurred, in the consolidated statement of operations.

12. FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”) for financial assets and liabilities. In accordance with the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. SFAS 157 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements.  SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table sets forth the financial assets (cash equivalents and short-term investments) that were measured at fair value on a recurring basis as of June 30, 2008 by level within the fair value hierarchy. The Company did not have any financial liabilities, nonfinancial assets, or nonfinancial liabilities that were measured or disclosed at fair value on a recurring basis as of June 30, 2008. As required by SFAS 157, assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of 6/30/08
Cash equivalents:
Treasuries	—	$16,823	—	$16,823
Commercial paper	—	1,995	—	1,995
Short-term investments:
Treasuries	—	21,658	—	21,658
Commercial paper	—	33,125	—	33,125
Credit card backed securities	—	4,045	—	4,045
Government-sponsored enterprises	—	17,083	—	17,083
Corporate bonds	—	3,069	—	3,069
Total	—	$97,798	—	$97,798

13. CHANGE IN ACCOUNTING ESTIMATE

In the first quarter of 2008, it was determined that the Company will extend the use of its pre-commercial manufacturing plant. In connection with this management determined that the useful lives of the leasehold improvements connected to this facility should be extended. The effect of the change in estimate on the financial statements for the three and six months ended June 30, 2008 is a decrease in loss from operations and net loss of  $363 and $711, respectively. Loss per share decreased by $0.02 and $0.03 for the three and six months ended June 30, 2008. This change in accounting estimate was adopted prospectively from January 1, 2008.

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

Our first platform, which we are commercializing through Telles, a joint venture with Archer Daniels Midland Company, or ADM, is a proprietary, large-scale microbial fermentation system for producing a versatile family of polymers known as polyhydroxyalkanoates, which we have branded under the name Mirel™. Through Telles, we intend to sell these bioplastics as environmentally friendly, but functionally equivalent, alternatives to petroleum-based plastics in a wide range of commercial applications, including packaging, compostable bags, consumer products including cosmetics and gift cards, business equipment, products used in agriculture and horticulture, and marine and water applications. Mirel will be produced in a 110 million pound annual capacity commercial scale plant, or Commercial Manufacturing Facility, which is presently under construction by ADM in Clinton, Iowa. We expect that commercial quantities of Mirel from the Commercial Manufacturing Facility will be available for customers in the second quarter of 2009. The Commercial Manufacturing Facility will produce biobased, sustainable and biodegradable Mirel plastic out of corn sugar, an agriculturally-produced renewable resource. We are currently producing pre-commercial quantities of Mirel jointly with ADM at a small scale pre-commercial manufacturing facility.

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

We intend to apply our core capabilities in microbial engineering and plant transformation to develop biological routes to other chemicals and chemical intermediates. In September 2007 the U.S. Department of Commerce’s National Institute of Standards and Technology approved a $2 million award for us to develop a commercially viable process for producing biobased chemicals from renewable agricultural products. This award is funding our integrated bio-engineered chemicals program, which is beginning development of sustainable solutions for widely used four-carbon industrial chemicals.

To exploit our first technology platform, we are working with ADM to build the Commercial Manufacturing Facility in Clinton, Iowa. The bioplastics this facility will produce are highly versatile and range in properties from hard and strong to soft and flexible. These properties allow for a wide variety of commercial applications, offering an environmentally-friendly alternative to petroleum-derived synthetic materials which are not biodegradable. Through Telles we intend to initially position Mirel as a premium priced specialty material catering to customers who want to match the functionality of petroleum-based plastic, but add the dimension of environmental responsibility to their products and brands.

As of June 30, 2008, we had an accumulated deficit of $111,485 and total stockholders’ equity was $74,800.

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

We entered into our alliance with ADM in 2004. As of June 30, 2008, all payments received from ADM have been recorded as deferred revenue on our balance sheet. We expect that future payments from ADM, through at least the construction phase of the Commercial Alliance Agreement, including quarterly operating payments of $1,575 made on behalf of Telles and other payments, will be classified as deferred revenue as well. We expect to begin recognizing revenue at the time of the first commercial sale of Mirel biobased plastic. All amounts will be recognized proportionally over the period in which our commercial obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement.

We received the following payments from these arrangements to offset operating cash needs:

•          upfront payment of $3,000 from ADM in November 2004;

•          milestone payments of $2,000 from ADM in May 2006;

•          support payments of $15,750 from ADM, on behalf of Telles, through June 30 2008; and

•          cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations of $7,588.

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

Even though Telles is a separate legal entity owned equally by us and ADM, ADM will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish compounding operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow will be used, whereby all profits, after payment of all royalties, reimbursements and fees, from the joint venture, will be distributed to ADM until ADM’s disproportionate investment in the joint venture, and the costs of constructing the Commercial Manufacturing Facility, have been returned to ADM. Once ADM has recouped such amounts, the profits of the joint venture will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a Ledger Account has been established to record the respective investments made by the parties. As of June 30, 2008, the balance of the ADM Ledger Account was $183,739 and this balance is expected to increase as the construction of the Commercial Manufacturing Facility progresses and Telles becomes operational.

United States Government Contracts and Grants

As of June 30, 2008, expected gross proceeds of  $1,980 remain to be received under our various government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance under the various contracts.

The status of our United States government contracts and grants is as follows:

Program Title	Funding Agency	Total government funds	Total received through June 30, 2008	Remaining amount available under various government contracts as of June 30, 2008	Contract/Grant Expiration

PHA Bioplastic Packaging Materials	SERDP (1)(2)	$1,005	$630	$375	Aug. 2008

Blow Molded Bioproducts from Natural Plastic	Department of Agriculture	80	68	12	Dec. 2007

Integrated Bio-Engineered Chemicals	Department of Commerce	2,000	407	1,593	Sept. 2009

Total		$3,085	$1,105	$1,980

(1)	Strategic Environmental Research and Development Program.

(2)	Funding of these government contracts and grants beyond the United States government’s current fiscal year is subject to annual congressional appropriations.

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2008 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2008 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended June 30, 2008 and 2007

Revenue

	Three Months ended
	June 30,
	2008	2007	Change
Research and development revenue	$11	$—	$11
License fee and royalty revenue from related parties	35	32	3
Grant revenue	355	155	200
Total revenue	$401	$187	$214

Total revenues were $401and $187 for the three months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2008 we recognized revenue from research and development services and delivery of sample product produced from research services. Grant revenue increased mainly as a result of an increase of activity relating to the Department of Commerce and Strategic Environmental Research Development Program grants. We expect revenues from government grants to fluctuate due to the availability of funding from the government.

Expenses

	Three Months ended
	June 30,
	2008	2007	Change
Research and development expenses, including cost of revenue	$6,008	$5,026	$982
Selling, general, and administrative expenses	4,048	4,351	(303)
Total operating expenses	$10,056	$9,377	$679

Research and development expenses

Research and development expenses were $6,008 and $5,026 for the three months ended June 30, 2008 and 2007, respectively.  The increase of $982 was primarily due to the expansion of product development activities associated with developing new product grades and formulations for prospective customers, increased pre-commercial manufacturing of Mirel to support market development activities, and increases in research and development personnel for polymer science to support our collaborative agreement with ADM. Employee payroll and benefits related expenses for the three months ended June 30, 2008 were $2,215 as compared to $1,903  for the respective period in 2007. Expenses relating to product development services were $411 and $115 for the three months ended June 30, 2008 and 2007, respectively. The increase in product development services is to support the preparation of Mirel for commercial applications. Depreciation expense increased to $607 for the three months ended June 30, 2008 as compared to $227 for the respective period in 2007. The increase in depreciation is primarily due to increased leasehold improvements in our pre-commercial manufacturing facility and increases in equipment to support our microbial and plant research.

We expect to incur higher research and development expenses in future periods for pre-commercial manufacturing and product development activities as we continue to develop, test and refine product to meet the specification requirements of our customers. We expect that our personnel related costs will increase to support our microbial and plant research programs.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $4,048 and $4,351 for the three months ended June 30, 2008 and 2007, respectively. The decrease of $303 was primarily due to a decrease in employee payroll and benefits related expenses. Payroll and benefits related expenses decreased to $2,190 from $2,768 for the three months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2007 we recorded a charge of $187 relating to the departure of an executive officer. The decrease in employee payroll and benefits related expense was offset by increased expenses relating to the expansion of our sales and marketing infrastructure.

We expect that selling, general, and administrative expenses will increase due to increasing payroll and expanding infrastructure to support sales and marketing effort for commercializing Mirel.

Other Income (Net)

	Three Months ended
	June 30,
	2008	2007	Change
Total other income (net)	$730	$1,524	$(794)

Other income (net) consists of investment income of $730 and $1,524 for the three months ended June 30, 2008 and 2007, respectively. The decrease of $794 was due to a decrease in interest rates during the quarter, a shift towards more conservative investments with lower interest rates and a decrease in cash and short-term investments held during the comparative three month periods.

Results of Operations

Comparison of the Six Months Ended June 30, 2008 and 2007

Revenue

	Six Months ended
	June 30,
	2008	2007	Change
Research and development revenue	$79	$—	$79
License fee and royalty revenue from related parties	70	107	(37)
Grant revenue	656	508	148
Total revenue	$805	$615	$190

Total revenues were $805 and $615 for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 we recognized revenue from research and development services and delivery of sample product produced from research services. License fee and royalty revenue from related parties decreased as a result of a receipt of $50 milestone payment during the six months ended June 30, 2007, partially offset by an increase of $13 in royalty revenue from related parties during the first six months of 2008. Grant revenue increased mainly as a result of an increase of activity relating to the Department of Commerce and Strategic Environmental Research Development Program grants. This was partially offset by the completion of the Department of Energy program in the second quarter of 2007.

We expect revenues from government grants to fluctuate due to the availability of funding from the government.

Expenses

	Six Months ended
	June 30,
	2008	2007	Change
Research and development expenses, including cost of revenue	$11,942	$8,833	$3,109
Selling, general, and administrative expenses	8,145	7,199	946
Total operating expenses	$20,087	$16,032	$4,055

Research and development expenses

Research and development expenses were $11,942 and $8,833 for the six months ended June 30, 2008 and 2007, respectively. The increase of $3,109 was primarily due to the expansion of product development activities associated with developing new product grades and formulations for prospective customers, increased pre-commercial manufacturing of Mirel to support market development activities, and increases in research and development personnel for polymer science to support our collaborative agreement with ADM. Employee payroll and benefits related expenses for the six months ended June 30, 2008 were $4,390 as compared to $3,292  for the respective period in 2007. Expenses relating to product development services were $740 and $269 for the six months ended June 30, 2008 and 2007, respectively. The expenses related to pre-commercial manufacturing increased to $3,645 for the six months ended June 30, 2008 as compared to $2,953 for the respective period in 2007. Depreciation expense increased to $1,179 for the six months ended June 30, 2008 as compared to $435 for the respective period in 2007. The increase in depreciation is primarily attributable to increased leasehold improvements in our pre-commercial manufacturing facility and increases in equipment to support our microbial and plant research.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $8,145 and $7,199 for the six months ended June 30, 2008 and 2007, respectively. The increase of $946 was primarily due to increased sales and marketing costs associated with building our sales and marketing infrastructure for the commercialization of Mirel. Employee payroll and benefits related expenses increased to $4,423 for the six months ended June 30, 2008 as compared to $3,964 for the respective period in 2007. Included in payroll and benefits is stock-based compensation expense, which increased to $1,707 for the six months ended June 30, 2008 as compared to $1,330 during the respective period in 2007

We expect that selling, general, and administrative expenses will continue to increase due to increasing payroll and expanding infrastructure.

Other Income (Net)

	Six Months ended
	June 30,
	2008	2007	Change
Total other income (net)	$1,909	$3,062	$(1,153)

Other income (net) consists of investment income of $1,909 and $3,062 for the six months ended June 30, 2008 and 2007, respectively. The decrease of $1,153 was due to a decrease in interest rates during the six months ended June 30, 2008, a shift towards more conservative investments with lower interest rates and a decrease in cash and short-term investments held during the comparative six month periods.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

We fund our cash requirements primarily through the following methods:

• our strategic alliance with ADM;

• government grants;

• equity financing; and

• interest earned on cash and short-term investments.

Currently our products are in the pre-commercial stage of development and large-scale commercial sales have not begun. In addition, we have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of June 30, 2008, we had an accumulated deficit of $111,485. Our total unrestricted cash, cash equivalents and short-term investments as of June 30, 2008 were $101,081 as compared to $109,326 at December 31, 2007. As of June 30, 2008, we had no outstanding debt.

Our cash and cash equivalents at June 30, 2008 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. Restricted cash of $494 was held at June 30, 2008 in connection with the lease agreement for one of our facilities in Cambridge, Massachusetts. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. At June 30, 2008, we were in compliance with this policy.

We believe that our cash, cash equivalents and short-term securities, the interest we earn on these balances, as well as cash expected from government grants and our ADM alliance will be sufficient to meet our anticipated cash requirements, including cash requirements with respect to the commercial launch of Mirel, for at least the next 24 months. If our available cash, cash equivalents, and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may need to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Net cash used in operating activities was $8,263 and $6,322 for the six months ended June 30, 2008 and 2007, respectively. The net cash used during the first six months of 2008 primarily reflects the net loss for the period offset by an increase in deferred revenue of $5,302, and non-cash expenses including stock-based compensation expense of $2,192, 401(k) company common stock matching expense of $212 and depreciation expense of $1,814. The increase in deferred revenue was due to an increase in pre-commercial plant construction and operations that are subject to our cost sharing collaborative arrangement with ADM and continued support payments from ADM, made on behalf of Telles.

Net cash of $7,014 was provided by investing activities during the six months ended June 30, 2008, compared to net cash of $11,518 used in investing activities for the respective period in 2007. Cash provided by investing activities in 2008 represents net cash of $7,497 provided from the sale, maturity and purchase of investments offset by a cash outflow of $483 used for the purchase of property and equipment. Property and equipment purchases for 2008 mainly consisted of equipment for research and development purposes. Net cash flows from investing activities may fluctuate from period to period due to the timing of our capital expenditures and other investments.

Net cash provided by financing activities was $664 and $1,692 for the six months ended June 30, 2008 and 2007 respectively. The cash provided by financing activities in 2008 was solely attributable to the proceeds from the exercise of stock options and warrants.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in our future periods:

	Payment Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Operating lease obligations	$6,796	$1,342	$2,466	$2,165	$823
Purchase obligations	712	286	351	50	25
Total	$7,508	$1,628	$2,817	$2,215	$848

On April 30, 2008 the Company signed a rental agreement to sublease additional office space. The term of the sublease commenced on  May 1, 2008 and will expire February 28, 2010. The monthly rent payments of $15 are included in the operating lease obligations.

We entered into a joint research agreement, known as the Cooperative Research Centre for Sugar Industry Innovation through Biotechnology, with the Commonwealth of Australia and various other parties for the purpose of developing and gaining access to certain intellectual property. The Commonwealth of Australia established the program to enhance the transfer of research outputs into commercial or other outcomes of economic, environmental or social benefit to Australia.  The terms of the contract stipulate that the contract commenced on January 1, 2007, and our funding commitment continues until July 1, 2010. In connection with this agreement we are obligated to provide funding in the form of cash and in kind contribution. As of June 30, 2008, the cash portion of our obligation is $442 and the total amount of in kind contribution we are committed to is $1,286. The in kind contribution consists of salaries and overhead attributable to research associated with the joint research agreement.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

We recorded $35 and $70 of license and royalty revenue from Tepha, Inc., a related party, during the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2007 we recorded license and royalty revenue from Tepha, Inc. of $32 and $107, respectively. We had an outstanding receivable balance due from Tepha of $3 and $122 as of June 30, 2008 and December 31, 2007, respectively. We also had various transactions with our alliance partner ADM, a related party, during the six months ended June 30, 2008 and 2007. We had an outstanding receivable balance of $241 and $1,093 due from ADM at June 30, 2008 and December 31, 2007 respectively.  For more information on our related party transactions, please see Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. This revised standard requires assets, liabilities and non-controlling interests acquired to be measured at fair value and requires that costs incurred to effect the acquisition be recognized separately from the business combination. In addition, this statement expands the scope to include all transactions and other events in which one entity obtains control over one or more businesses. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are in the process of evaluating whether the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. We are in the process of evaluating whether the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of the Company’s collaborations existing after January 1, 2009. We are in the process of evaluating whether the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selected accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We are in the process of evaluating whether the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are in the process of evaluating whether the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

ITEM 1A. RISK FACTORS

Except as indicated in Part II, Item 1A of our Quarterly Report for the three months ended March 31, 2008 on Form 10-Q there have been no material changes in information regarding our risk factors as described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On April 10, 2008, the Company issued 12,984 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Use of Proceeds from Registered Securities

There has been no material change in the planned use of proceeds from our initial public offering as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2008, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.   DEFALTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 30, 2008.

The stockholders elected Jay Kouba and Oliver P. Peoples to serve on the Board of Directors until the annual meeting of stockholders to be held in 2011. The tabulation of votes with respect to the election of such directors is as follows:

	Number of Shares
	For	Withheld	Abstain
Jay Kouba	17,871,083	284,672	0
Oliver P. Peoples	17,884,661	271,094	0

Following the meeting, the Company’s Board of Directors consists of Jay Kouba (Chairman), Richard P. Eno, Edward M. Giles, Peter N. Kellogg, Edward M. Muller, Oliver P. Peoples, Anthony J. Sinskey, Matthew Strobeck, Robert L. Van Nostrand.

ITEM 5. OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers, and employees permit our officers, directors, employees, and entities affiliated with our directors to enter into trading plans complying with Rule 10b5-l under the Exchange Act , as amended. We have been advised that during the quarter ended June 30, 2008, Anthony J. Sinskey, a Director of the Company, and Oliver P. Peoples, our Chief Scientific Officer and Vice President, Research and Development, entered into trading plans in accordance with Rule 10b5-l and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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

METABOLIX, INC.

August 11, 2008	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2008	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Vice President and Chief Financial Officer
(Principal Financial Officer)