Form 10-Q
period 2008-09-30
METABOLIX, INC.
filed 2008-11-06
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2008 was 22,954,051.

Metabolix, Inc.
Form 10-Q
For the Quarter Ended September 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$27,288	$22,686
Short-term investments	67,320	86,640
Accounts receivable	88	133
Due from related parties	207	1,216
Unbilled receivable	95	198
Prepaid expenses and other current assets	399	673
Total current assets	95,397	111,546
Restricted cash	494	498
Property and equipment, net	5,135	6,890
Other assets	98	70
Total assets	$101,124	$119,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$153	$299
Accrued liabilities	4,378	4,195
Current portion of deferred rent	165	165
Deferred revenue	134	—
Total current liabilities	4,830	4,659
Deferred rent and other long-term liabilities	844	963
Long-term deferred revenue	29,051	24,180
Total liabilities	34,725	29,802

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at September 30, 2008 and December 31, 2007; 22,940,243 and 22,576,111 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	229	226
Additional paid-in capital	187,240	182,852
Accumulated other comprehensive income	143	236
Accumulated deficit	(121,213)	(94,112)
Total stockholders’ equity	66,399	89,202
Total liabilities and stockholders’ equity	$101,124	$119,004

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Research and development revenue	$27	$73	$106	$73
License fee and royalty revenue from related parties	25	25	95	132
Grant revenue	299	82	955	590
Total revenue	351	180	1,156	795
Operating expenses:
Research and development expenses, including cost of revenue	6,571	5,695	18,513	14,528
Selling, general, and administrative expenses	4,048	4,267	12,193	11,466
Total operating expenses	10,619	9,962	30,706	25,994

Loss from operations	(10,268)	(9,782)	(29,550)	(25,199)

Other income:
Interest income, net	540	1,484	2,449	4,546

Net loss	$(9,728)	$(8,298)	$(27,101)	$(20,653)

Net loss per share:
Basic and Diluted	$(0.42)	$(0.37)	$(1.19)	$(0.95)

Number of shares used in per share calculations:
Basic and Diluted	22,942,898	22,314,063	22,793,456	21,828,278

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(27,101)	$(20,653)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,764	820
Stock-based compensation	3,233	3,142
Charge for 401(k) company common stock match	347	256
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	148	28
Due from related party	120	521
Prepaid expenses, other assets, and restricted cash	250	142
Accounts payable	(146)	(886)
Accrued liabilities	(89)	2,618
Deferred rent and other long-term liabilities	(119)	(118)
Deferred revenue	5,896	6,900
Net cash used in operating activities	(14,697)	(7,230)

Cash flows from investing activities
Purchase of property and equipment	(746)	(3,865)
Purchase of short-term investments	(91,478)	(144,679)
Proceeds from sale and maturity of short-term investments	110,735	149,180
Net cash provided by investing activities	18,511	636

Cash flows from financing activities
Proceeds from exercise of options and warrants	788	2,115
Net cash provided by financing activities	788	2,115

Net increase (decrease) in cash and cash equivalents	4,602	(4,479)
Cash and cash equivalents at beginning of period	22,686	25,182
Cash and cash equivalents at end of period	$27,288	$20,703

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts are stated in thousands)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2008 and 2007.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC.

2. ACCOUNTING POLICIES

Except as indicated below, there have been no material changes in accounting policies since the Company’s fiscal year ended December 31, 2007, as described in Note 3 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.

Fair Value Measurements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”), the Company elected to defer the adoption of SFAS  157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. SFAS 157 establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. There was no cumulative effect of adoption related to SFAS 157 and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows. The Company is studying SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities falling under the scope of FSP SFAS 157-2 and has not yet determined the expected impact on the financial position, results of operations, or cash flows. FSP No. 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. As of September 30, 2008, the Company currently does not have any financial assets that are valued using inactive markets, and as such are not currently impacted by the issuance of this FSP.  See Note 12 for a discussion of the Company’s adoption of SFAS 157.

The Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”) on January 1, 2008. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. The Company has not elected the fair value option under SFAS 159 for any items on its balance sheet.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. This revised standard requires assets, liabilities and non-controlling interests acquired to be measured at fair value and requires that costs incurred to effect the acquisition be recognized separately from the business combination. In addition, this statement expands the scope to include all transactions and other events in which one entity obtains control over one or more businesses. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with the GAAP hierarchy. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its financial position, results of operations or cash flows.

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

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and net unrealized gains or losses on marketable securities. Total comprehensive gain (loss) for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(9,728)	$(8,298)	$(27,101)	$(20,653)
Other comprehensive income:
Change in unrealized gain (loss) on investments	99	79	(93)	144
Total other comprehensive income	99	79	(93)	144
Comprehensive loss	$(9,629)	$(8,219)	$(27,194)	$(20,509)

5. BASIC AND DILUTED NET LOSS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and warrants outstanding during the period that were previously issued for little or no consideration, excluding the dilutive effects of common stock equivalents. Common stock equivalents include stock options and certain warrants. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine months ended September 30, 2008 and 2007, respectively, are shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Options	2,438,423	2,271,307	2,438,423	2,271,307

Warrants	4,086	69,343	4,086	69,343
Total	2,442,509	2,340,650	2,442,509	2,340,650

6. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). Under the provisions of SFAS 123(R), compensation cost recognized for the three and nine months ended September 30, 2008 and 2007 included compensation cost for stock options granted to employees subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and recognized over the vesting period of the applicable award on a straight-line basis. The effect of SFAS 123(R) for the three and nine months ended September 30, 2008 was an expense of $1,003 and $3,337, respectively. The increase in basic and diluted net loss per share for the three and nine months ended September 30, 2008 was $0.04 and $0.15, respectively. For the three and nine months ended September 30, 2007 the effect of SFAS 123(R) was an increase in net loss of $1,508 and $2,680, respectively. The increase in basic and diluted net loss per share for the three and nine months ended September 30, 2007 was $0.07 and $0.12, respectively. There is no expense recorded for options which were granted prior to January 1, 2006 under the minimum value method if the exercise price was equal to the fair value of common stock and the measurement date was fixed at the time of grant.

A summary of option activity for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine months ended
	September 30,
	2008		2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of period	2,151,784	$10.70	2,717,244	$4.60
Granted	844,000	12.24	547,713	22.62
Exercised	(335,055)	2.36	(858,950)	2.43
Canceled	(222,306)	15.08	(134,700)	4.47
Outstanding at end of period	2,438,423	11.98	2,271,307	9.77

Options exercisable as of September 30,	1,180,664		1,057,884

Weighted average grant date fair value of options granted during the period		$7.25		$14.08

Non-employee Stock Option Awards

The compensation expense related to non-employee stock options is generally recognized over a period of four years. The grants generally vest quarterly and such vesting is contingent upon future services provided by the consultants to the Company. The Company recorded consultant related stock-based compensation expense of $38 for the three months ended September 30, 2008 and recorded a benefit of $104 for the nine months ended September 30, 2008. Consultant related stock-based compensation expense of $462 was recorded for the nine months ended September 30, 2007. There was no consultant related stock-based compensation expense recorded for the three months ended September 30, 2007. Options remaining unvested for non-employees are subject to remeasurement each reporting period prior to vesting in full. Since the fair market value of the options issued to non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges.

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

Telles will make up to twelve payments of $1,575 per calendar quarter to the Company to support these activities during the construction of the Commercial Manufacturing Facility. In the event construction is completed and sale of commercial product commences prior to Telles making all twelve such payments, the quarterly payments will cease and Telles will pay the Company a lump sum equal to the number of remaining unpaid payments multiplied by $250. Through September 30, 2008, support payments totaling $15,750 have been received by the Company and recorded as deferred revenue.

During the construction period of the Commercial Manufacturing Facility all pre-commercial material production expenses incurred by ADM and the Company are shared equally. Accordingly, from the execution of this agreement in July 2006 through September 30, 2008, ADM has reimbursed the Company $6,888. At September 30, 2008, net reimbursements of $204 were due from ADM. All amounts due or received from ADM relating to this agreement are recorded as deferred revenue.

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

Revenue recognition for amounts deferred through September 30, 2008 is expected to commence approximately at the time of the first commercial sale of Mirel and the amounts will be recognized proportionately over the period that the final services are provided over the estimated remaining term of the Commercial Alliance Agreement.

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

 8. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded no adjustment for unrecognized income tax benefits. At the date of adoption of January 1, 2007, and also at September 30, 2008, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The tax years 2005 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008 and December 31, 2007, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

At December 31, 2007 the Company had net operating loss carryforwards for federal and state income tax purposes of $33,620 and $23,822, respectively. The Company’s federal and state net operating loss carryforwards began to expire in 2008. The Company also had available research and development credits for federal and state income tax purposes of $2,082 and $1,662 respectively. The federal and state research and development credits will begin to expire in 2012 and 2015, respectively. As of December 31, 2007 the Company also had available investment tax credits for state income tax purposes of $124 which began to expire in 2008. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of Net Operating Loss (“NOL”) and Research & Development, (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study. If the Company has experienced a change in control at any time since the Company’s formation, utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 and 383. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as uncertain tax positions under FIN 48.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30, 2008	December 31, 2007
Employee compensation and benefits	$1,918	$1,985
Pre-commercial manufacturing costs	446	443
Professional services	408	407
Other	1,606	1,360
Total accrued expenses	$4,378	$4,195

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

License Agreement with Massachusetts Institute of Technology (“MIT”)

The Company’s exclusive license agreement with MIT requires the Company to pay annual license fees of $25 and additional potential royalty payments to MIT based on a percentage of net sales of products or services covered by patents that are subject to the license. As of September 30, 2008, and December 31, 2007, the Company had accrued $2 for license fees and royalties attributable to this agreement.

Joint Research Agreement with The Cooperative Research Centre for Sugar Industry Innovation through Biotechnology

The Company entered a joint research arrangement, known as the Cooperative Research Centre for Sugar Industry Innovation through Biotechnology, with the Commonwealth of Australia and various other parties for the purpose of developing and gaining access to certain intellectual property. The Commonwealth of Australia established the program to enhance the transfer of research outputs into commercial or other outcomes of economic, environmental or social benefit to Australia. The terms of the contract stipulate that the contract commenced on January 1, 2007, and the Company’s funding obligation continues until July 1, 2010. In connection with this agreement Metabolix was obligated at the beginning of the contract to provide funding in the form of cash in the amount of $805 Australian dollars and in kind contribution in the amount of $2,287 Australian dollars. As of September 30, 2008 the remaining cash portion of the Company’s obligation, denominated in U.S. dollars, is $378 and the total remaining amount of in kind contribution the Company is committed to is $963, denominated in U.S. dollars. The in kind contribution consists of salaries and overhead attributable to research associated with the joint research agreement. The cash and in kind contributions are recorded as research and development expense as incurred, in the consolidated statement of operations.

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

The following table sets forth the financial assets (cash equivalents and short-term investments) that were measured at fair value on a recurring basis as of September 30, 2008 by level within the fair value hierarchy. The Company did not have any financial liabilities, nonfinancial assets, or nonfinancial liabilities that were measured or disclosed at fair value on a recurring basis as of September 30, 2008. As required by SFAS 157, assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of 9/30/08
Cash equivalents:
Money Market funds	—	$23,493	—	$23,493
Commercial paper	—	1,609	—	1,609
Short-term investments:
Treasuries	—	14,643	—	14,643
Commercial paper	—	37,040	—	37,040
Government-sponsored enterprises	—	15,637	—	15,637
Total	—	$92,422	—	$92,422

13. CHANGE IN ACCOUNTING ESTIMATE

In the first quarter of 2008, due to an extended construction period and revised estimated completion date of the Commercial Manufacturing Facility, the Company determined it would extend the period of use of its pre-commercial manufacturing plant by six months to June 2009 from December 2008. In connection with this, the useful lives of the leasehold improvements connected to the pre-commercial manufacturing plant were increased by six months. This change in accounting estimate was adopted prospectively from January 1, 2008. The effect of the change in accounting estimate on the financial statements for the three and nine months ended September 30, 2008 is a decrease in loss from operations and net loss of $363 and $1,075, respectively. Loss per share decreased by $0.02 and $0.05 for the three and nine months ended September 30, 2008.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position, management’s strategy, plans and objectives for future operations, plans and objectives for product development and commercialization, plans and objectives for present and future research and development and results of such research and development, plans and objectives for manufacturing, the commercialization of environmentally sustainable, economically attractive alternatives to petroleum-based plastics, chemicals and energy, the commercialization of Mirel™ biobased plastic (“Mirel”) through our alliance with Archer Daniels Midland Company (“ADM”), sales of Mirel as an alternative to petroleum-based plastics, the construction of the Commercial Manufacturing Facility, the production of Mirel at the Commercial Manufacturing Facility, the commercial success of Mirel, the feasibility of extracting Mirel from plant crops, the commercial viability of plant-produced plastics, recognition of revenue, and management’s plans and expectations for revenue from government grants, research and development revenue, research and development expenses and capital and working capital requirements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, the following risks: (1) we may not be successful at manufacturing biobased plastics on a commercial scale in a timely and economical manner, (2) we may not be successful in the development of our products, including Mirel, (3) we depend on ADM for the construction of the Commercial Manufacturing Facility, (4) if ADM does not build the Commercial Manufacturing Facility on time and on budget, our revenues and the distribution of profits, if any, to us will be delayed, (5) we may not be able to develop manufacturing capacity sufficient to meet demand in an economical manner or at all, (6) we may not achieve market acceptance of our products, (7) we have limited marketing and sales experience and capabilities, which may make the commercialization of our products difficult, (8) we rely heavily on ADM and will rely heavily on future collaborative partners, (9) our success will be influenced by the price of petroleum relative to corn sugar (10) our future profitability is uncertain, and we have a limited operating history on which you can base your evaluation of our business, (11) we may need to secure additional funding and may be unable to raise additional capital on favorable terms or at all, (12) if we lose key personnel or are unable to attract and retain necessary talent, we may be unable to develop or commercialize our products, (13) confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete, (14) patent protection for our products is important and uncertain, (15) a substantial portion of the technology used in our business is owned by or subject to retained rights of third parties, (16) third parties may claim we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result, (17) if we are unable to manage our growth effectively, our business could be adversely affected, (18) we may not be successful in identifying market needs for new technologies and developing new products to meet those needs, (19) Mirel may be, or may be perceived as being, harmful to human health or the environment, (20) we face and will face substantial competition in several different markets that may adversely affect our results of operations, (21) we are subject to significant foreign and domestic government regulations, including environmental and health and safety regulations, and compliance or failure to comply with these regulations could harm our business, (22) our government grants may subject us to government audits, which could materially harm our business and results of operations, (23) we face risks associated with our international business, (24) each segment of our operations is currently conducted at a single location which makes us susceptible to disruptions, and (25) we may be subject to product liability claims based on products sold by us, our customers and/or our licensees.

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

Our first platform, which we are commercializing through Telles, a joint venture with Archer Daniels Midland Company (“ADM”), is a proprietary, large-scale microbial fermentation system for producing a versatile family of polymers known as polyhydroxyalkanoates, which we have branded under the name Mirel™. Through Telles, we intend to sell Mirel as environmentally friendly, but functionally equivalent, alternatives to petroleum-based plastics in a wide range of commercial applications, including packaging, compostable bags, consumer products including cosmetics and gift cards, business equipment, products used in agriculture and horticulture, and marine and water applications. Mirel will be produced in a commercial scale plant, or Commercial Manufacturing Facility, which is presently under construction by ADM in Clinton, Iowa. The Commercial Manufacturing Facility is designed to have a 110 million pound annual capacity.  We expect that commercial quantities of Mirel from the Commercial Manufacturing Facility will be available for customers in the second quarter of 2009. ADM is currently in the process of reviewing the estimated capital cost and timeline for completion of the Commercial Manufacturing Facility and is also examining a variety of options to manage the capital cost and schedule. The Commercial Manufacturing Facility will produce biobased, sustainable and biodegradable Mirel plastic out of corn sugar, an agriculturally-produced renewable resource. We are currently producing pre-commercial quantities of Mirel jointly with ADM at a small scale pre-commercial manufacturing facility.

Our second technology platform, which is in an early stage, is a biomass biorefinery system using plant crops to co-produce both bioplastics and bioenergy. For this system, we intend to extract polymer from the engineered plant crop, so that the remaining plant material can be used as a biomass feedstock for the production of bioenergy products including electricity and biofuel. We are engineering switchgrass to produce bioplastics in the leaf and stem of the plant. We have also collaborated with the Australian Cooperative Research Centre to do the same in sugarcane. In addition we have established a strategic research collaboration with the Donald Danforth Plant Science Center to develop an advanced industrial oilseed crop for co-production of bioplastics along with vegetable oil, biodiesel fuel, or oleochemicals. Switchgrass is a commercially and ecologically attractive non-food energy crop that is indigenous to North America. It is generally considered to be a leading candidate for cellulose-derived production of ethanol and other biofuels. Sugarcane is an established energy crop that is well suited for tropical regions of the world. We believe that using these crops to co-produce bioplastics with bioenergy products can offer superior economic value and productivity as compared to single product systems that produce them individually. We have been working on our biomass biorefinery platform using switchgrass for several years, and we believe that we are a scientific leader in this field. Our goal for this program is to have commercially viable plant varieties in pre-commercial field trials in three to four years. We may also seek to establish alliances with partners to commercially exploit this platform.

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

As of September 30, 2008, we had an accumulated deficit of $121,213 and total stockholders’ equity was $66,399.

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

We entered into our alliance with ADM in 2004. As of September 30, 2008, all payments received from ADM have been recorded as deferred revenue on our balance sheet. We expect that future payments from ADM, through at least the construction phase of the Commercial Alliance Agreement, including two remaining quarterly operating payments of $1,575 made on behalf of Telles and other payments, will be classified as deferred revenue as well. We expect to begin recognizing revenue at the time of the first commercial sale of Mirel. All amounts will be recognized proportionally over the period in which our commercial obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement.

We received the following payments from these arrangements to offset operating cash needs:

•	upfront payment of $3,000 from ADM in November 2004;

•	milestone payments of $2,000 from ADM in May 2006;

•	support payments of $15,750 from ADM, on behalf of Telles, through September 30, 2008; and

•	cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations of $8,096.

During the commercial alliance phase, ADM will construct, finance, own and operate the Commercial Manufacturing Facility through a manufacturing agreement with Telles and we will provide or procure compounding services to convert the output from the Commercial Manufacturing Facility into forms that are suitable for various commercial applications.

Telles is a limited liability company, formed and equally owned by us and ADM, and is intended to: (i) serve as the commercial entity to establish and develop the commercial market for Mirel, and conduct the marketing and sales in accordance with the goals of the commercial alliance, (ii) assist in the coordination and integration of the manufacturing, compounding and marketing activities, and (iii) administer and account for financial matters on behalf of the parties. We and ADM each have 50% ownership and voting interest in Telles.

Even though Telles is a separate legal entity owned equally by us and ADM, ADM will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish compounding operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow will be used, whereby all profits, after payment of all royalties, reimbursements and fees, from the joint venture, will be distributed to ADM until ADM’s disproportionate investment in the joint venture, and the costs of constructing the Commercial Manufacturing Facility, have been returned to ADM. Once ADM has recouped such amounts, the profits of the joint venture will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a Ledger Account has been established to record the respective investments made by the parties. As of September 30, 2008, the balance of the ADM Ledger Account was $229,862 and this balance is expected to increase as the construction of the Commercial Manufacturing Facility progresses and Telles becomes operational.

United States Government Contracts and Grants

As of September 30, 2008, expected gross proceeds of  $1,627 remain to be received under our  government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance under the various contracts.

The status of our United States government contracts and grants is as follows:

Program Title	Funding Agency	Total government funds	Total received through September 30, 2008	Remaining amount available under various government contracts as of September 30, 2008	Contract/Grant Expiration

PHA Bioplastic Packaging Materials	SERDP (1) (2)	$1,005	$785	$220	Feb. 2009

Integrated Bio-Engineered Chemicals	Department of Commerce	2,000	593	1,407	Sept. 2009

Total		$3,005	$1,378	$1,627

(1)	Strategic Environmental Research and Development Program.

(2)	Funding of this government contract beyond the United States government’s current fiscal year is subject to annual congressional appropriations.

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2008 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2008 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

In the first quarter of 2008, due to an extended construction period and revised estimated completion date of the Commercial Manufacturing Facility, the Company determined it would extend the period of use of its pre-commercial manufacturing plant by six months to June 2009 from December 2008. In connection with this, the useful lives of the leasehold improvements connected to the pre-commercial manufacturing plant were increased by six months. This change in accounting estimate was adopted prospectively from January 1, 2008. The effect of the change in accounting estimate on the financial statements for the three and nine months ended September 30, 2008 is a decrease in loss from operations and net loss of $363 and $1,075, respectively. Loss per share decreased by $0.02 and $0.05 for the three and nine months ended September 30, 2008, respectively. The estimated annual impact of this change in accounting estimate for the year ended December 31, 2008 is a decrease in loss from operations and net loss of $1,422 and a decrease in loss per share of $0.06, based on the number of shares used in the earnings per share calculations for the nine months ended September 30, 2008.

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

Revenue

	Three Months ended
	September 30,
	2008	2007	Change
Research and development revenue	$27	$73	$(46)
License fee and royalty revenue from related parties	25	25	0
Grant revenue	299	82	217
Total revenue	$351	$180	$171

Total revenue was $351 and $180 for the three months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008 we recognized $27 of research and development revenue compared to $73 for the respective period in 2007. Research and development revenue is derived from research and development services and delivery of sample product produced from research and development services. Grant revenue increased mainly as a result of an increase of activity relating to the Department of Commerce and Strategic Environmental Research Development Program grants. This was partially offset by the completion of the Department of Energy program grant during the second quarter of 2007.

We expect revenues from government grants to fluctuate due to the availability of funding from the government.

Expenses

	Three Months ended
	September 30,
	2008	2007	Change
Research and development expenses, including cost of revenue	$6,571	$5,695	$876
Selling, general, and administrative expenses	4,048	4,267	(219)
Total operating expenses	$10,619	$9,962	$657

Research and development expenses

Research and Development expenses were $6,571 and $5,695 for the three months ended September 30, 2008 and 2007, respectively. The increase of $876 was primarily due to the expansion of product development activities associated with developing new product grades and formulations for prospective customers and increases in research and development personnel to support our microbial and plant research programs. Employee payroll and benefits related expenses for the three months ended September 30, 2008 were $2,576 compared to $1,851 for the respective period in 2007. Payroll and benefits primarily increased as a result of increased headcount. Expenses related to product development services were $519 and $425 for the three months ended September 30, 2008 and 2007, respectively. Product development services primarily consist of outside testing and services and sponsored research. Depreciation expense increased to $789 for the three months ended September 30, 2008 from $243 for the respective period in 2007. The increase in depreciation is primarily derived from increased leasehold improvements in our pre-commercial manufacturing facility and increases in equipment to support our microbial and plant research.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $4,048 and $4,267 for the three months ended September 30, 2008 and 2007, respectively. The decrease of $219 was primarily due to a decrease in employee and benefits related expenses. Payroll and benefits related expenses decreased to $2,087 from $2,408 for the three months ended September 30, 2008 and 2007, respectively. Included in payroll and benefits is stock-based compensation expense, which decreased to $729 for the three months ended

September 30, 2008 compared to $1,295 for the respective period in 2007. Stock-based compensation expense decreased mainly as a result of the completion in May 2008 of the vesting period for options granted to our board of directors and an officer of the company. The decrease in stock-based compensation expense was partially offset by increased expenses relating to the expansion of our facilities, growth in administrative structure to support the growth of the company and increased sales and marketing activities to prepare for the commercialization of Mirel.

We expect that selling, general, and administrative expenses will increase through the construction period of the ADM agreement due to increasing payroll and expanding infrastructure to support sales and marketing efforts for commercializing Mirel. Upon the commencement of the commercial phase of the agreement, selling, general, and administrative expenses are expected to decrease as the cost of sales and marketing efforts will be transferred to Telles.

Other Income (Net)

	Three Months ended
	September 30,
	2008	2007	Change
Total other income (net)	$540	$1,484	$(944)

Other income (net) consists of investment income of $540 and $1,484 for the three months ended September 30, 2008 and 2007, respectively. The decrease of $944 was due to a decrease in interest rates during the quarter, a shift towards more conservative investments with lower interest rates, and a decrease in the average cash and short-term investments held during the comparative three month periods.

Results of Operations

Comparison of the Nine Months Ended September 30, 2008 and 2007

Revenue

	Nine Months ended
	September 30,
	2008	2007	Change
Research and development revenue	$106	$73	$33
License fee and royalty revenue from related parties	95	132	(37)
Grant revenue	955	590	365
Total revenue	$1,156	$795	$361

Total revenue was $1,156 and $795 for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 we recognized $106 of research and development revenue compared to $73 for the respective period in 2007. Research and development revenue is derived from research and development services and delivery of sample product produced from research and development services. License fee and royalty revenue from related parties decreased primarily as the result of receipt of a $50 milestone payment during the nine months ended September 30, 2007. Grant revenue increased as a result of increased activity relating to the Department of Commerce and Strategic Environmental Research Development Program grants. This was partially offset by the completion of the Department of Energy program grant during the second quarter of 2007.

We expect revenues from government grants to fluctuate due to the availability of funding from the government.

Expenses

	Nine Months ended
	September 30,
	2008	2007	Change
Research and development expenses, including cost of revenue	$18,513	$14,528	$3,985
Selling, general, and administrative expenses	12,193	11,466	727
Total operating expenses	$30,706	$25,994	$4,712

Research and development expenses

Research and development expense was $18,513 and $14,528 for the nine months ended September 30, 2008 and 2007, respectively. The increase of $3,985 was primarily due to the expansion of product development activities associated with developing new product grades and formulations for prospective customers, and increases in research and development personnel to support our microbial and plant research programs. Employee payroll and benefits related expenses for the nine months ended September 30, 2008 were $6,965 compared to $5,150 for the respective period in 2007. Expense relating to product development services were $1,259 for the nine months ended September 30, 2008 compared to $695 for the respective period in 2007. The expenses related to pre-commercial manufacturing increased to $5,279 for the nine months ended September 30, 2008 compared to $5,007 for the respective period in 2007. Depreciation expense increased to $1,969 for the nine months ended September 30, 2008 compared to $677 for the respective period in 2007. The increase in depreciation is primarily attributable to increased leasehold improvements in our pre-commercial manufacturing facility and increases in equipment to support our microbial and plant research.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $12,193 and $11,466 for the nine months ended September 30, 2008 and 2007, respectively. The increase of $727 was primarily due to the expansion of our facilities, growth in administrative structure to support the growth of the company and increased sales and marketing activities to prepare for the commercialization of Mirel. Depreciation expense increased to $795 for the nine months compared to $144 for the respective period in 2007. The increase in depreciation expense is related to an increase in equipment needed to support the expansion of our facilities and growth in administrative structure.

We expect that selling, general, and administrative expenses will increase through the construction period of the ADM agreement due to increasing payroll and expanding infrastructure to support sales and marketing efforts for commercializing Mirel. Upon the commencement of the commercial phase of the agreement, selling, general, and administrative expenses are expected to decrease as the cost of sales and marketing efforts will be transferred to Telles.

Other Income (Net)

	Nine Months ended
	September 30,
	2008	2007	Change
Total other income (net)	$2,449	$4,546	$(2,097)

Other income (net) consists of investment income of $2,449 and $4,546 for the nine months ended September 30, 2008 and 2007, respectively. The decrease of $2,097 was due to a decrease in interest rates during the nine months ended September 30, 2008, a shift towards more conservative investments with lower interest rates, and a decrease in the average cash and short-term investments held during the comparative nine month periods.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

We fund our cash requirements primarily through the following methods:

• our strategic alliance with ADM;

• government grants;

• equity financing; and

• interest earned on cash and short-term investments.

Currently our products are in the pre-commercial stage of development, and large-scale commercial sales have not begun. In addition, we have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of September 30, 2008, we had an accumulated deficit of $121,213. Our total unrestricted cash, cash equivalents and short-term investments as of September 30, 2008 were $94,608 as compared to $109,326 at December 31, 2007. As of September 30, 2008, we had no outstanding debt.

Our cash, cash equivalents and short-term investments at September 30, 2008 are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. Restricted cash of $494 was held at September 30, 2008 in connection with the lease agreement for one of our facilities in Cambridge, Massachusetts. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. At September 30, 2008, we were in compliance with this policy.

We believe that our cash, cash equivalents and short-term securities, the interest we earn on these balances, as well as cash expected from government grants and our ADM alliance will be sufficient to meet our anticipated cash requirements, including cash requirements with respect to the commercial launch of Mirel, for at least the next 24 months. If our available cash, cash equivalents, and short-term securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may need to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Net cash used in operating activities was $14,697 and $7,230 for the nine months ended September 30, 2008 and 2007, respectively. The net cash used during the first nine months of 2008 primarily reflects the net loss for the period offset by an increase in deferred revenue of $5,896, and non-cash expenses including depreciation expense of $2,764, stock-based compensation expense of $3,233, and 401(k) company common stock matching expense of $347. The increase in deferred revenue was due to an increase in pre-commercial plant construction and operations that are subject to our cost sharing collaborative arrangement with ADM and continued support payments from ADM, made on behalf of Telles.

Net cash provided by investing activities was $18,511 and $636 for the nine months ended September 30, 2008 and 2007, respectively. Net cash provided by investing activities during the nine months ended September 30, 2008 represents net cash of $19,257 provided from the sale, maturity and purchase of investments offset by a cash outflow of $746 used for the purchase of property and equipment. Property and equipment purchases during the nine months ended September 30, 2008 mainly consisted of equipment for research and development purposes. Net cash flows from investing activities may fluctuate from period to period due to the timing of our capital expenditures and other investments.

Net cash provided by financing activities was $788 and $2,115 for the nine months ended September 30, 2008 and 2007, respectively. The cash provided by financing activities during the nine months ended September 30, 2008 was solely attributable to the proceeds from the exercise of stock options and warrants.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Operating lease obligations	$6,460	$1,342	$2,429	$2,113	$576
Purchase obligations	648	301	272	50	25

Total	$7,108	$1,643	$2,701	$2,163	$601

On April 30, 2008 we signed a rental agreement to sublease additional office space. The term of the sublease commenced on May 1, 2008 and will expire February 28, 2010. The monthly rent payments of $15 are included in the operating lease obligations.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

We recorded $25 and $95 of license and royalty revenue from Tepha, Inc., a related party, during the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2007 we recorded license and royalty revenue from Tepha, Inc. of $25 and $132, respectively. We had an outstanding receivable balance due from Tepha of $3 and $122 as of September 30, 2008 and December 31, 2007, respectively. We also had various transactions with our alliance partner ADM, a related party, during the nine months ended September 30, 2008 and 2007. We had an outstanding receivable balance of $204 and $1,093 due from ADM at September 30, 2008 and December 31, 2007 respectively.  For more information on our related party transactions, please see Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We are in the process of evaluating whether the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of our collaborations existing after January 1, 2009. We are in the process of evaluating whether the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with the GAAP hierarchy. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material effect on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are in the process of evaluating whether the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 and as further described below.

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

Interest Rate Risk

We invest in high-quality financial instruments, primarily money market funds, federal agency notes, U.S. treasury notes, investment-grade commercial paper, and corporate debt securities. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. However, in a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable interest rates. Given the short-term nature of our investments, anticipated declining interest rates would negatively impact our investment income. Exposure to market rate risk for changes in interest rates relates to our cash, cash equivalents and investment in marketable securities, totaling $109,824 at December 31, 2007. Based on a hypothetical 10% adverse movement in interest rates, the potential annual losses in future earnings and cash flows are estimated to be $607.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer,

as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

ITEM 1A. RISK FACTORS

Except as indicated in Part II, Item 1A of our Quarterly Report for the three months ended March 31, 2008 on Form 10-Q or listed below there have been no material changes in information regarding our risk factors as described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

We may not be able to successfully manufacture Mirel at commercial scale in a timely or economical manner.

We are currently producing Mirel using our fermentation platform in relatively small quantities, at pre-commercial scale, for use in marketing activities, including conversion into end-products for test marketing by our customers. The current and anticipated methods for manufacturing biobased plastics, both by fermentation and in crops, and the anticipated methods for producing chemicals and energy, are highly complex processes in which a variety of difficulties may arise. We may not be able to resolve any such difficulties in a timely or cost effective fashion, if at all. We cannot be sure of the cost of producing Mirel at commercial scale by fermentation. We cannot assure you that we will be able to successfully manufacture Mirel at a commercial scale in a timely or economical manner or that the quality of the commercial product will be acceptable on a consistent basis.

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

We may not achieve market acceptance of our products.

We currently have only limited customer commitments for commercial quantities of Mirel. Market acceptance of our products will depend on numerous factors, many of which are outside of our control, including among others:

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

• our reliance on third parties who support or control distribution channels; and

• general market conditions.

Our customer prospects are currently evaluating and performing tests on Mirel prior to making any large-scale purchase decisions. We may not be able to successfully demonstrate that our plastics have properties comparable or superior to those of environmentally sustainable competitors or similar to conventional petroleum-based plastics. There can be no assurance that products based on our technologies will be perceived as being comparable or superior to existing products or new products being developed by competing companies or that such products will otherwise be accepted by consumers. The market for our biobased plastics may not be willing to support premium prices to purchase environmentally sustainable plastics. If there is not broad market acceptance of our products, we may not generate significant revenues.  Delays in the availability of material for product development, compounding scale-up, and marketing activities could delay or slow the ramp-up of commercial sales from the Commercial Manufacturing Facility.  If such delays occur, or if we are unable to obtain the anticipated premium pricing for Mirel, there could be a material adverse effect on the timing of the distribution of Telles profits, if any, to us.

Each segment of our operations is currently conducted at a single location, which makes us susceptible to disasters or other disruptions.

Our pre-commercial manufacturing recovery operations are currently conducted at a single location in Fort Mill, South Carolina. As part of our joint venture with ADM, ADM is constructing the Commercial Manufacturing Facility at a single location in Clinton, Iowa, where we will initially conduct all of our commercial manufacturing operations. Our headquarters and research and development operations are located at a single facility in Cambridge, Massachusetts, and our product development activities are located at a single facility in Lowell, Massachusetts. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of critical research results and of computer data. However, a natural disaster, such as a fire, flood or earthquake, or a disruption due to mechanical failure, human error, business failure of a contractor, or vandalism, could damage or destroy our equipment, inventory, our microbial strains, plants or other biological materials, or result in the loss of data from our information technology systems.   This could delay our research and development programs and could cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On July 10, 2008, the Company issued 6,917 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Use of Proceeds from Registered Securities

There has been no material change in the planned use of proceeds from our initial public offering as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2008, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, employees, and entities affiliated with our directors to enter into trading plans complying with Rule 10b5-l under the Exchange Act , as amended. We have been advised that during the quarter ended September 30, 2008, the Metabolix 2006 GRAT I entered into a trading plan in accordance with Rule 10b5-l and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including revisions or termination of an established trading plan.

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

METABOLIX, INC.

November 6, 2008	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2008	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)