Form 10-Q
period 2009-03-31
METABOLIX, INC.
filed 2009-05-07
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of May 3, 2009 was 22,983,215.

Metabolix, Inc.
Form 10-Q
For the Quarter Ended March 31, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$13,395	$26,194
Short-term investments	68,862	64,902
Accounts receivable	10	159
Due from related parties	304	—
Unbilled receivables	129	56
Prepaid expenses and other current assets	870	530
Total current assets	83,570	91,841
Restricted cash	593	593
Property and equipment, net	4,193	4,388
Other assets	124	124
Total assets	$88,480	$96,946

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$36	$858
Accrued expenses	3,718	3,587
Current portion of deferred rent and other current liabilities	240	165
Total current liabilities	3,994	4,610
Deferred rent	676	717
Long-term deferred revenue	32,743	32,440
Other long-term liabilities	90	88
Total liabilities	37,503	37,855
Commitments and contingencies (Note 11)
Stockholders’ Equity:

Preferred stock ($0.01 par value per share): 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at March 31, 2009 and December 31, 2008; 22,983,165 and 22,962,628 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	230	230
Additional paid-in capital	189,693	188,532
Accumulated other comprehensive income	280	446
Accumulated deficit	(139,226)	(130,117)
Total stockholders’ equity	50,977	59,091
Total liabilities and stockholders’ equity	$88,480	$96,946

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Research and development revenue	$6	$68
License fee and royalty revenue from related parties	25	35
Grant revenue	230	301
Total revenue	261	404

Operating expense:
Research and development expenses, including cost of revenue	6,008	5,934
Selling, general, and administrative expenses	3,714	4,097
Total operating expenses	9,722	10,031
Loss from operations	(9,461)	(9,627)

Other income (expense):
Interest income, net	352	1,179
Net loss	$(9,109)	$(8,448)

Net loss per share:
Basic and Diluted	$(0.40)	$(0.37)

Number of shares used in per share calculations:
Basic and Diluted	22,975,459	22,648,740

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(9,109)	$(8,448)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	629	896
Charge for 401(k) company common stock match	160	142
Stock-based compensation	1,019	1,081
Gain on the sale of equipment	(70)	—
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	76	68
Due from related parties	(44)	122
Prepaid expenses and other assets	(340)	95
Accounts payable	(822)	(151)
Accrued expenses	(203)	(804)
Deferred rent	(41)	(40)
Deferred revenue	119	2,575
Net cash used in operating activities	(8,626)	(4,464)

Cash flows from investing activities
Purchase of property and equipment	(137)	(379)
Proceeds from the sale of equipment	70	—
Purchase of short-term investments	(37,979)	(25,323)
Proceeds the from sale and maturity of short-term investments	33,853	42,977
Net cash provided by (used in) investing activities	(4,193)	17,275

Cash flows from financing activities
Proceeds from options and warrants exercised	20	158
Net cash provided by financing activities	20	158

Net increase (decrease) in cash and cash equivalents	(12,799)	12,969
Cash and cash equivalents at beginning of period	26,194	22,686
Cash and cash equivalents at end of period	$13,395	$35,655

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except per share amounts, are stated in thousands)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2009 and 2008.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC.

2. ACCOUNTING POLICIES

There has been no material change in accounting policies since the Company’s fiscal year ended December 31, 2008, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 141(R), Business Combination, or SFAS 141(R). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. Due to the fact that SFAS 141(R) is applicable to future acquisitions completed after January 1, 2009 and the Company did not have any business combinations this quarter, the adoption of SFAS 141(R) did not have an impact on the Company’s consolidated financial statements.

On May 5, 2008, Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162, was issued. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the U.S. The adoption of this standard will not impact the presentation of the Company’s financial position or results of operations.

Recently Issued Accounting Standards

In April 2009, the FASB issued the following new accounting standards:

•                  FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

•                  FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2; FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•                  FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. The Company is evaluating the impact that these standards will have on it’s financial statements.

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and net unrealized gains or losses on marketable securities. Total comprehensive loss for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(9,109)	$(8,448)
Other comprehensive income:
Change in unrealized gain on investments	(166)	161
Total other comprehensive income	(166)	161
Comprehensive loss	$(9,275)	$(8,287)

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

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2009 and 2008, respectively, are shown below:

	Three Months Ended
	March 31,
	2009	2008
Options	2,735,107	2,428,802
Warrants	4,086	69,343
Total	2,739,193	2,498,145

 In January 2009, the Company implemented FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore the adoption of FSP EITF 03-6-1 did not impact it’s financial statements.

6. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). Under the provisions of SFAS 123(R), compensation cost recognized for the three months ended March 31, 2009 and 2008 included compensation cost for stock options granted to employees subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and recognized over the vesting period of the applicable award on a straight-line basis. The effect of SFAS 123(R) for the three months ended March 31, 2009 and 2008 was an expense of $1,107 and $1,226, respectively. The corresponding increase in basic and diluted net loss per share for the three months ended March 31, 2009 and 2008 was $0.05. There is no expense recorded for options which were granted prior to January 1, 2006 under the minimum value method if the exercise price was equal to the fair value of common stock and the measurement date was fixed at the time of grant.

A summary of option activity for the three months ended March 31, 2009 and 2008 is as follows:

	2009		2008
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31,	2,646,765	$11.59	2,151,784	$10.70
Granted	116,030	7.80	346,000	13.58
Exercised	(11,025)	1.85	(64,384)	2.46
Cancelled	(16,663)	18.24	(4,598)	1.65
Outstanding at March 31,	2,735,107	11.43	2,428,802	11.34

Options exercisable at March 31,	1,363,142		1,123,873

Weighted average grant date fair value of options granted during the three months ended March 31,		$5.18		$7.98

For the three months ended March 31, 2009 and 2008, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Three Months Ended
	March 31,
	2009	2008
Expected dividend yield	—	—
Risk-free rate	1.67%-2.00%	2.71%-3.10%
Expected option term (in years)	5.4	6.1
Volatility	81%	61%

Non-employee Stock Option Awards

The compensation expense related to non-employee stock options is generally recognized over a period of four years. The grants generally vest quarterly and such vesting is contingent upon future services provided by the consultants to the Company. The Company recorded a benefit of $88 and $145 for the three months ended March 31, 2009 and 2008, respectively. Options remaining unvested for non-employees are subject to remeasurement each reporting period prior to vesting in full. Since the fair market value of the options issued to non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges.

7. SIGNIFICANT COLLABORATION

Effective in the quarter ended March 31, 2009, the Company implemented EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1, which prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with EITF 07-1, the Company evaluated its collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from collaborative partners related to development activities are generally reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company’s operations. For collaborations with commercialized products, if the Company is the principal, as defined in EITF No. 99-19, Reporting Revenue as a Principal versus Net as an Agent, or EITF 99-19, it records revenue and the corresponding operating costs in the respective line items within the statement of operations. If the Company is not the principal, it records operating costs as a reduction of revenue. EITF 99-19 describes the principal as the party who is responsible for delivering the product or service to the customer, has latitude with establishing price, and has the risks and rewards of providing product or service to the customer, including inventory and credit risk. The adoption of EITF 07-1 did not affect the financial position or results of operations of the Company.

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

The Commercial Alliance Agreement calls for Telles to pay the Company twelve quarterly support payments of $1,575 each during the period of construction of the Commercial Manufacturing Facility. The last of the twelve quarterly support payments was received in December 2008. In January 2009 Telles agreed to provide the Company with two additional quarterly payments of $1,575 which are payable on the first business day of each of the second and third quarters of calendar 2009. As of March 31, 2009, all quarterly support payments received from ADM on behalf of Telles, totaling $18,900, have been recorded as deferred revenue on the Company’s balance sheet and the Company will continue to defer recognition of these and future payments received from ADM during the Construction Phase of the agreement.

During the Construction Phase of the agreement all pre-commercial material production expenses incurred by ADM and the Company are shared equally. Accordingly, from the execution of this agreement in July 2006 through March 31, 2009, ADM has reimbursed the Company $7,375. All amounts received from ADM, prior to the Commercial Phase, relating to this agreement are recorded as deferred revenue.

During the Commercial Phase of the agreement Telles will pay the Company royalties on sales of Mirel. In addition, if Telles engages the Company to perform certain services, and the Company accepts the service arrangement, Telles will reimburse the Company for the cost of the services provided pursuant to the Commercial Alliance Agreement.

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

Revenue recognition for amounts deferred through March 31, 2009 is expected to commence when the Commercial Phase of the alliance begins. The deferred amounts will be recognized on a straight line basis over the estimated period, of approximately ten years, in which the Company’s obligations are fulfilled in accordance with the Commercial Alliance Agreement. The Company also expects to receive payments from Telles for the compounding services it provides as well as royalty payments. The compounding payments and royalty payments will be due to the Company as Telles sells product to its customers. These payments will be recognized as revenue during the period in which they are earned.

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

8. INCOME TAXES

The Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007 with no effect on financial position. In addition, the Company has no amounts recorded for any unrecognized tax benefits as of March 31, 2009 or March 31, 2008.

The tax years 2005 through 2008 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, and December 31, 2008, respectively, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

At December 31, 2008 the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of $46,357 and $31,108, respectively. The Company’s federal and state net operating loss carryforwards will begin to expire in 2009. The Company also had available research and development credits for federal and state income tax purposes of $2,743 and $2,217 respectively. The federal and state research and development credits will begin to expire in 2012 and 2015, respectively. As of December 31, 2008 the Company also had available investment tax credits for state income tax purposes of $92 which begin to expire in 2009. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of NOLs and Research & Development, or R&D, credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study. If the Company has experienced a change in control at any time since the Company’s formation, utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 and 383. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as uncertain tax positions under FIN 48.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31, 2009	December 31, 2008
Employee compensation and benefits	$1,110	$1,618
Pre-commercial manufacturing costs	501	350
Professional services	255	206
Contracted research and development	177	317
Other	1,675	1,096
Total accrued expenses	$3,718	$3,587

10. SEGMENT INFORMATION

The Company operates in one segment. There have been no changes in the segment information since the fiscal year ended December 31, 2008, as described in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

License Agreement with Massachusetts Institute of Technology (“MIT”)

The Company’s exclusive license agreement with MIT requires the Company to pay annual license fees of $25 and additional potential royalty payments to MIT based on a percentage of sublicensing revenue or net sales of products or services covered by patents that are subject to the license. As of March 31, 2009, and December 31, 2008, the Company had accrued $2 for license fees and royalties attributable to this agreement.

Joint Research Agreement with The Cooperative Research Centre for Sugar Industry Innovation through Biotechnology

The Company entered a joint research arrangement, known as the Cooperative Research Centre for Sugar Industry Innovation through Biotechnology, with the Commonwealth of Australia and various other parties for the purpose of developing and gaining access to certain intellectual property. The Commonwealth of Australia established the program to enhance the transfer of research outputs into commercial or other outcomes of economic, environmental or social benefit to Australia. The terms of the contract stipulate that the contract commenced on January 1, 2007, and the Company’s funding obligation continues until July 1, 2010. In connection with this agreement the Company was obligated at the beginning of the contract to provide funding in the form of cash in the amount of $805 Australian dollars and in kind contribution in the amount of $2,287 Australian dollars. As of March 31, 2009 the remaining cash portion of the Company’s obligation, denominated in U.S. dollars, is $197 and the total remaining amount of in kind contribution the Company is committed to is $576, denominated in U.S. dollars. The in kind contribution consists of salaries and overhead attributable to research associated with the joint research agreement. The cash and in kind contributions are recorded as research and development expense as incurred, in the consolidated statement of operations.

12. FAIR VALUE MEASUREMENTS

In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”), the Company’s assets and liabilities are measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2009.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	3/31/09
Cash equivalents:
Money Market funds	$—	$12,474	$—	$12,474
Short-term investments:
Commercial paper	—	17,234	—	17,234
Government-sponsored enterprises	—	51,628	—	51,628
	$—	$81,336	$—	$81,336

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	12/31/08
Cash equivalents:
Money Market funds	$—	$23,152	$—	$23,152
Commercial paper	—	1,100	—	1,100
Short-term investments:
Treasuries	—	4,000	—	4,000
Commercial paper	—	23,497	—	23,497
Government-sponsored enterprises	—	37,405	—	37,405
	$—	$89,154	$—	$89,154

Short-term investments were valued at March 31, 2009 using information provided by a pricing service based on market observable information, or for investments in money market funds, at calculated net asset values, and are therefore classified as Level 2. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing service applies other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. The Company validates the prices provided by a third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents and short-term investments are determined through market and observable sources and have been classified as Level 2. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services as of March 31, 2009 and December 31, 2008.

In January 2009, the Company implemented SFAS 157 for its nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for its nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a significant impact on the Company’s financial statements.

13. CHANGE IN ACCOUNTING ESTIMATE

In the first quarter of 2009, due to an extended construction period and revised estimated completion date of the Commercial Manufacturing Facility, the Company determined it would extend the period of use of its pre-commercial manufacturing plant by six months to December 2009 from June 2009. In connection with this, the useful lives of the leasehold improvements connected to the pre-commercial manufacturing plant were increased by six months. This change in accounting estimate was adopted prospectively from January 1, 2009. The effect of the change in accounting estimate on the financial statements for the three months ended March 31, 2009 is a decrease in loss from operations and net loss of $354. Loss per share decreased by $0.02 for the three months ended March 31, 2009.

14. RELATED PARTIES

The Company recorded $25 of license and royalty revenue from Tepha, Inc., a related party, during the three months ended March 31, 2009. During the three months ended March 31, 2008 the Company recorded license and royalty revenue from Tepha, Inc. of $35. The Company had an outstanding receivable balance due from Tepha of $44 as of March 31, 2009. As of December 31, 2008 there was no outstanding receivable balance due from Tepha. The Company also had various transactions with its alliance partner ADM, a related party, during the three months ended March 31, 2009 and 2008. The Company had an outstanding receivable balance of $260 due from ADM at March 31, 2009. As of December 31, 2008 there was no significant outstanding receivable balance due from ADM.  For more information on the Company’s related party transactions, please see Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position, management’s strategy, plans and objectives for future operations, plans and objectives for product development and commercialization, plans and objectives for present and future research and development and results of such research and development, plans and objectives for manufacturing, the commercialization of environmentally sustainable, economically attractive alternatives to petroleum-based plastics, chemicals and energy, the commercialization of Mirel™ biobased plastic (“Mirel”) through our alliance with Archer Daniels Midland Company (“ADM”), sales of Mirel as an alternative to petroleum-based plastics, the construction of the Commercial Manufacturing Facility, the production of Mirel at the Commercial Manufacturing Facility, the commercial success of Mirel, the feasibility of extracting bioplastics from plant crops, the commercial viability of plant-produced plastics, recognition of revenue, and management’s plans and expectations for revenue, expenses and capital and working capital requirements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, the following risks: (1) we may not be successful at manufacturing Mirel on a commercial scale in a timely and economical manner, (2) we may not be successful in the development of commercial formulations of Mirel, (3) we may not be successful in the development of plant crops for production of plastics, (4) if there are additional delays or cost increases in ADM’s construction of the Commercial Manufacturing Facility, our revenues and the distribution of profits, if any, to us will be further delayed, (5) we may not be able to develop manufacturing capacity sufficient to meet demand in an economical manner or at all, (6) we may not achieve market acceptance of our products, (7) we have limited marketing and sales experience and capabilities, (8) we rely heavily on ADM and will rely heavily on future collaborative partners, (9) our success will be influenced by the price of petroleum relative to corn sugar (10) our future profitability is uncertain, and we have a limited operating history on which you can base your evaluation of our business, (11) we may need to secure additional funding and may be unable to raise additional capital on favorable terms or at all, (12) we may lose key personnel or are unable to attract and retain necessary talent, we may be unable to develop or commercialize our products, (13) we may not be able to obtain rights to intellectual property developed by others using our information and technology, (14) intellectual property protection for our products is important and uncertain, (15) a substantial portion of the technology used in our business is owned by or subject to retained rights of third parties, (16) third parties may claim we infringe their intellectual property, (17) we may be unable to manage our growth effectively, (18) we may not be successful in identifying market needs for new technologies and developing new products to meet those needs, (19) our products may be, or may be perceived as being, harmful to human health or the environment, (20) we face and will face substantial competition in several different markets, (21) we are subject to significant foreign and domestic government regulations, including environmental and health and safety regulations, and compliance or failure to comply with these regulations could harm our business, (22) we may not have adequate insurance and may have substantial exposure to payment of product liability claims, (23) potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results, and (24) each segment of our operations is currently conducted at a single location which makes us susceptible to disruptions.

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

 Our first platform, which we are commercializing through Telles, a joint venture with Archer Daniels Midland Company, or ADM, is a proprietary, large-scale microbial fermentation system for producing a versatile family of polymers known as polyhydroxyalkanoates, which we have branded under the name Mirel™. Through Telles, we intend to sell these bioplastics as environmentally friendly, but functionally equivalent, alternatives to petroleum-based plastics. In addition, this family of polymers offers superior biodegradability characteristics and can be used in a wide range of commercial applications, including products used in agriculture and horticulture, compost and organic waste diversion bags, marine and aquatic applications, consumer products, business equipment and durable goods, and general packaging materials. Mirel will be produced in a commercial scale plant designed for a 110 million pound annual capacity, or the Commercial Manufacturing Facility, which is presently under construction by ADM in Clinton, Iowa. The plant is expected to begin production in the second half of 2009. The Commercial Manufacturing Facility will produce biobased and biodegradable Mirel plastic using corn sugar, an abundant agriculturally-produced renewable resource. We are currently producing pre-commercial quantities of Mirel jointly with ADM at a small scale pre-commercial manufacturing facility.

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

For our third platform we intend to apply our core capabilities in microbial engineering and plant transformation to develop biological routes to other chemicals and chemical intermediates. In September 2007, the U.S. Department of Commerce’s National Institute of Standards and Technology approved a $2 million award for us to develop a commercially viable process for producing biobased chemicals from renewable agricultural products. This award will contribute to our integrated bio-engineered chemicals program, which is developing sustainable solutions for widely used industrial chemicals. Specifically, this award is being utilized in the development of the four-carbon (“C4”) family of chemical products.

To exploit our first technology platform, we are working with ADM as they build the Commercial Manufacturing Facility in Clinton, Iowa. The biodegradable bioplastics that this facility will produce are highly versatile and range in properties from hard and strong to soft and flexible. These properties allow for a wide variety of commercial applications, offering an environmentally-friendly alternative to petroleum-derived synthetic materials which are not biodegradable. Through Telles we intend to position Mirel as a premium priced specialty material catering to customers who want to match the functionality of petroleum-based plastic, but add the dimension of environmental responsibility to their products and brands.

As of March 31, 2009, we had an accumulated deficit of $139,226 and total stockholders’ equity was $50,977.

Collaborative Arrangements

Our strategy for collaborative arrangements is to retain substantial participation in the future economic value of our technology while receiving current cash payments to offset research and development costs and working capital needs. By their nature, these agreements are complex and have multiple elements that cover a variety of present and future activities.

We entered into our alliance with ADM in 2004. As of March 31, 2009, all payments received from ADM have been recorded as deferred revenue on our balance sheet. We expect that future payments from ADM, through at least the Construction Phase of the Commercial Alliance Agreement, including two remaining quarterly operating payments of $1,575 made on behalf of Telles and other payments, will be classified as deferred revenue as well. We expect to begin recognizing revenue at the time of the First Commercial Sale of Mirel (as defined in the Commercial Alliance Agreement). All amounts will be recognized on a straight-line basis over the estimated period, of approximately ten years, in which our obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement.

We received the following payments from these arrangements to offset operating cash needs:

•	upfront payment of $3,000 from ADM in November 2004;

•	milestone payments of $2,000 from ADM in May 2006;

•	support payments of $18,900 from ADM, on behalf of Telles, through March 31, 2009; and

•	cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations of $8,584.

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

Even though Telles is a separate legal entity owned equally by us and ADM, ADM will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish compounding operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow will be used, whereby all profits, after payment of all royalties, reimbursements and fees, from the joint venture, will be distributed to ADM until ADM’s disproportionate investment in the joint venture, and the costs of constructing the Commercial Manufacturing Facility, have been returned to ADM. Once ADM has recouped such amounts, the profits of the joint venture will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a Ledger Account has been established to record the respective investments made by the parties. As of March 31, 2009, the balance of the ADM Ledger Account was $309,378 and this balance is expected to increase as the construction of the Commercial Manufacturing Facility progresses and Telles becomes operational.

United States Government Contracts and Grants

As of March 31, 2009, expected gross proceeds of  $1,092 remain to be received under our  government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance under the various contracts.

The status of our United States government contracts and grants is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	March 31, 2009	March 31, 2009	Expiration
PHA Bioplastic
Packing Materials	SERDP(1)	$1,005	$943	$62	Feb. 2009

Integrated Bio-Engineered Chemicals	Department of Commerce	2,000	970	1,030	Sept. 2009

Total		$3,005	$1,913	$1,092

(1) Strategic Environmental Research and Development Program

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2009 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

In the first quarter of 2009, due to an extended construction period and revised estimated completion date of the Commercial Manufacturing Facility, we determined we would extend the period of use of our pre-commercial manufacturing plant by six months from June 2009 to December 2009. In connection with this, the useful lives of the leasehold improvements connected to the pre-commercial manufacturing plant were increased by six months. This change in accounting estimate was adopted prospectively from January 1, 2009. The effect of the change in accounting estimate on the financial statements for the three months ended March 31, 2009 is a decrease in loss from operations and net loss of $354. Loss per share decreased by $0.02 for the three months ended March 31, 2009.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenue

	Three Months Ended
	March 31,
	2009	2008	Change
Research and development revenue	$6	$68	(62)
License fee and royalty revenue from related parties	25	35	(10)
Grant revenue	230	301	(71)
Total revenue	$261	$404	(143)

Total revenue was $261 and $404 for the three months ended March 31 2009 and 2008, respectively. During the three months ended March 31, 2009 we recognized $6 of research and development revenue compared to $68 for the respective period in 2008. Research and development revenue is derived from research and development services and delivery of sample product produced from research and development services. Grant revenue decreased during the three months ended March 31, 2009 to $230 from $301 during the three months ended March 31, 2008, primarily as a result of a decrease in billable activity related to the Strategic Environmental Research Development Program grant.

Expenses

	Three Months Ended
	March 31,
	2009	2008	Change
Research and development expenses, including cost of revenue	$6,008	$5,934	$74
Selling,general, and administrative expenses	3,714	4,097	(383)
Total operating expense	$9,722	$10,031	$(309)

 Research and development expenses

Research and development expenses were $6,008 and $5,934 for the three months ended March 31, 2009 and 2008, respectively. The increase of $74 was primarily due to the addition of new employees and related benefit expenses offset by a reduction in pre-commercial manufacturing costs. Employee and benefit related costs were $2,879 for the three months ended March 31, 2009 compared to $2,175 for the respective period in 2008. The increase of $704 in payroll and benefits was primarily a result of hiring personnel needed to support our pre-commercial manufacturing process and microbial and plant research programs. Pre-commercial manufacturing expense decreased to $1,050 from $1,944 for the three months ended March 31, 2009 and 2008, respectively. The decrease of $894 was primarily due to improvements in our production process made during the last year as we continue to focus our attention on reducing production costs, moving certain manufacturing processes in house and improving the quality of our pre-commercial manufacturing material.

We expect to incur increased research and development expenses through the Construction Phase of the ADM agreement for pre-commercial manufacturing and product development activities as we continue to develop, test, and refine product to meet the specification requirements of our customers. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to product development are expected to decrease as these expenses will be transferred to Telles. We expect our personnel costs will increase to support our microbial and plant research programs.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $3,714 and $4,097 for the three months ended March 31, 2009 and 2008, respectively. The decrease of $383 was primarily due to reduced consulting expenses and a decrease in employee compensation and related benefit expense. Consulting related expenses decreased to $179 from $297 for the three months ended March 31, 2009 and 2008, respectively. The decrease of $118 was primarily due to decreased use of consultants to support administrative activities such as employee compensation reviews and accounting compliance. Payroll and benefits related expenses decreased to $2,213 from $2,233 for the three months ended March 31, 2009 and 2008, respectively. Included in payroll and benefits is stock-based compensation expense, which decreased to $639 for the three months, ended March 31, 2009 from $856 for the respective period in 2008. Stock-based compensation expense decreased mainly as a result of the completion, in May 2008, of the vesting period for options granted to our board of directors and an officer of the company.

We expect that selling, general, and administrative expenses will increase through the Construction Phase of the ADM agreement due to increasing payroll and expanding infrastructure to support sales and marketing efforts relating to the commercialization of Mirel. Upon the commencement of the Commercial Phase of the agreement, selling, general, and administrative expenses are expected to decrease as the cost of sales and marketing efforts will be transferred to Telles.

Other Income (Net)

	Three Months Ended
	March 31,
	2009	2008	Change
Total other income (net)	$352	$1,179	$(827)

Other income (net) was $352 and $1,179 for the three months ended March 31, 2009 and 2008, respectively. Other income (net) during both periods consisted of investment income. The decrease of $827 during the three months ended March 31, 2009 was primarily due to a market decline in investment yields during the period, our decision to convert a majority of our investment portfolio to lower risk/lower yield U.S. Federal Treasury Notes and government -backed Federal Agency Notes and a decrease in average cash and short-term investments held during the comparative three month periods.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

We fund our cash requirements primarily through the following methods:

• our strategic alliance with ADM;

• government grants;

• equity financing; and

• interest earned on cash and short-term investments.

Currently our products are in the pre-commercial stage of development, and large-scale commercial sales have not begun. In addition, we have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of March 31, 2009, we had an accumulated deficit of $139,226. Our total unrestricted cash, cash equivalents and short-term investments as of March 31, 2009 were $82,257 as compared to $91,096 at December 31, 2008. As of March 31, 2009, we had no outstanding debt.

Our cash and cash equivalents at March 31, 2009 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital to support the growth of our business. As of March 31, 2009 we had restricted cash of $593. Restricted cash consists of $493 held in connection with the lease agreement for our Erie Street facility in Cambridge, Massachusetts and $100 held in connection with our corporate credit card program. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. At March 31, 2009, we were in compliance with this policy.

We believe that our cash, cash equivalents and short-term investments, the interest we earn on these balances, as well as cash expected from government grants and our ADM alliance will be sufficient to meet our anticipated cash requirements, including cash requirements with respect to the commercial launch of Mirel, for at least the next 24 months. If our available cash, cash equivalents, and short-term securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may need to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Net cash used in operating activities increased by $4,162 to $8,626 during the three months ended March 31, 2009 from $4,464 during the three months ended March 31, 2008. Net cash used during the three months ended March 31, 2009 primarily reflects the net loss for the period partially offset by non-cash expenses, including stock-based compensation expense of $1,019, depreciation expense of $629 and the Company’s 401(k) matching stock contribution of $160. The increase in cash used for operating activities during the three months ended March 31, 2009 as compared to the respective period in 2008 was primarily due to the timing of quarterly support and pre-commercial cost sharing payments we receive from ADM. We received $2,500 from ADM during the three months ended March 31, 2008 and received no payments during the three months ended March 31, 2009. We also received $798 less in funds from investment income during the three months ended March 31, 2009 than the same period of the prior year as a result of lower market yields and our lower average funds available for investing.

Net cash used in investing activities was $4,193 during the three months ended March 31, 2009 compared to net cash of $17,275 provided by investing activities during the three months ended March 31, 2008. Net cash used in investment activities during the three months ended March 31, 2009 primarily represents net cash of $4,126 used in the purchase, sale and maturity of investments and a cash outflow of $137 used to purchase new equipment for research purposes.

Net cash provided by financing activities was $20 and $158 for the three months ended March 31, 2009 and 2008, respectively. The cash provided by financing activities during the three months ended March 31, 2009 and 2008 was solely attributable to the proceeds received from the exercise of stock options and warrants.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2009 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$427	$222	$130	$50	$25
Operating lease obligations	5,789	1,327	2,369	2,011	82
Total	$6,216	$1,549	$2,499	$2,061	$107

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

We recorded $25 of license and royalty revenue from Tepha, Inc., a related party, during the three months ended March 31, 2009. During the three months ended March 31, 2008 we recorded license and royalty revenue from Tepha, Inc. of $35. We had an outstanding receivable balance due from Tepha of $44 as of March 31, 2009. As of December 31, 2008 there was no outstanding receivable balance due from Tepha. We also had various transactions with our alliance partner ADM, a related party, during the three months ended March 31, 2009 and 2008. We had an outstanding receivable balance of $260 due from ADM at March 31, 2009. As of December 31, 2008 there was no significant outstanding receivable balance due from ADM.  For more information on our related party transactions, please see Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 141(R), Business Combination, SFAS 141(R). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. Due to the fact that SFAS 141(R) is applicable to future acquisitions completed after January 1, 2009 and we did not have any business combinations this quarter, the adoption of SFAS 141(R) did not have an impact on our consolidated financial statements.

On May 5, 2008, Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162, was issued. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the U.S. The adoption of this standard will not impact the presentation of our financial position or results of operations.

Recently Issued Accounting Standards

In April 2009, the FASB issued the following new accounting standards:

•                  FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

•                  FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2; FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•                  FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes in information regarding our risk factors as described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 21, 2009, the Company issued 9,512 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2009, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

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

METABOLIX, INC.

May 7, 2009	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2009	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)