Form 10-Q
period 2009-06-30
METABOLIX, INC.
filed 2009-08-05
CIK 1121702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2009 was 23,011,137.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended June 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$9,314	$26,194
Short-term investments	68,292	64,902
Accounts receivable	164	159
Due from related parties	752	—
Unbilled receivables	122	56
Prepaid expenses and other current assets	606	530
Total current assets	79,250	91,841
Restricted cash	593	593
Property and equipment, net	4,077	4,388
Other assets	96	124
Total assets	$84,016	$96,946

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$108	$858
Accrued expenses	3,755	3,587
Current portion of deferred rent and other current liabilities	266	165
Total current liabilities	4,129	4,610
Deferred rent	634	717
Long-term deferred revenue	36,653	32,440
Other long-term liabilities	93	88
Total liabilities	41,509	37,855
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock ($0.01 par value per share): 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at June 30, 2009 and December 31, 2008; 23,000,361 and 22,962,628 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	230	230
Additional paid-in capital	191,040	188,532
Accumulated other comprehensive income	135	446
Accumulated deficit	(148,898)	(130,117)
Total stockholders’ equity	42,507	59,091
Total liabilities and stockholders’ equity	$84,016	$96,946

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Research and development revenue	$24	$11	$30	$79
License fee and royalty revenue from related parties	41	35	66	70
Grant revenue	283	355	513	656
Total revenue	348	401	609	805

Operating expense:
Research and development expenses, including cost of revenue	6,323	6,008	12,331	11,942
Selling, general, and administrative expenses	3,938	4,048	7,652	8,145
Total operating expenses	10,261	10,056	19,983	20,087
Loss from operations	(9,913)	(9,655)	(19,374)	(19,282)

Other income (expense):
Interest income, net	241	730	593	1,909
Net loss	$(9,672)	$(8,925)	$(18,781)	$(17,373)

Net loss per share:
Basic and Diluted	$(0.42)	$(0.39)	$(0.82)	$(0.76)

Number of shares used in per share calculations:
Basic and Diluted	22,995,026	22,787,087	22,985,297	22,717,913

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(18,781)	$(17,373)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,310	1,814
Charge for 401(k) company common stock match	279	212
Stock-based compensation	2,250	2,192
Gain on the sale of equipment	(70)	—
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	(71)	90
Due from related party	226	119
Prepaid expenses and other assets	(48)	212
Accounts payable	(750)	245
Accrued expenses	(215)	(996)
Deferred rent	(83)	(80)
Deferred revenue	3,336	5,302
Net cash used in operating activities	(12,617)	(8,263)

Cash flows from investing activities
Purchase of property and equipment	(655)	(483)
Proceeds from the sale of equipment	70	—
Purchase of short-term investments	(63,590)	(62,188)
Proceeds the from sale and maturity of short-term investments	59,891	69,685
Net cash provided by (used in) investing activities	(4,284)	7,014

Cash flows from financing activities
Proceeds from options and warrants exercised	21	664
Net cash provided by financing activities	21	664

Net decrease in cash and cash equivalents	(16,880)	(585)
Cash and cash equivalents at beginning of period	26,194	22,686
Cash and cash equivalents at end of period	$9,314	$22,101

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2009 and 2008.

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

Subsequent Events

During the quarter ended June 30, 2009, the Company implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations.  Events or transactions that occurred after June 30, 2009 up through August 5, 2009, the date the Company’s financial statements were filed with the SEC, were reviewed for subsequent event accounting and disclosure.  During this period we did not have any material recognizable subsequent events.

2. ACCOUNTING POLICIES

There has been no material change in accounting policies since the Company’s fiscal year ended December 31, 2008, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 141(R), Business Combination, or SFAS 141(R). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The adoption of this standard did not impact the Company’s financial position or results of operations as SFAS 141(R) is applicable to acquisitions completed after January 1, 2009 and the Company did not complete any business combination transactions during the first six months of 2009.

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

These standards are effective for periods ending after June 15, 2009. The adoption of these standards did not impact the presentation of the Company’s financial position or results of operations.

Recently Issued Accounting Standards

In June 2009, the FASB issued the following new accounting standards:

•                  SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166;

•                  SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167; and

•                  SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS 168

SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfers of financial assets occurring on or after January 1, 2010. The Company has not determined the effect that the adoption of SFAS 166 will have on its financial position or results of operations, but the effect will generally be limited to future transactions, if any.

SFAS 167 amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company has not determined the effect that the adoption of SFAS 167 will have, if any, on its financial position or results of operations.

SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and net unrealized gains or losses on marketable securities. Total comprehensive loss for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June, 30
	2009	2008	2009	2008
Net loss	$(9,672)	$(8,925)	$(18,781)	$(17,373)
Other comprehensive income:
Change in unrealized gain on investments	(145)	(353)	(311)	(192)
Total other comprehensive income	(145)	(353)	(311)	(192)
Comprehensive loss	$(9,817)	$(9,278)	$(19,092)	$(17,565)

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

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2009 and 2008, respectively, are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Options	3,032,506	2,385,352	3,032,506	2,385,352
Warrants	4,086	4,086	4,086	4,086
Total	3,036,592	2,389,438	3,036,592	2,389,438

In January 2009, the Company implemented FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore the adoption of FSP EITF 03-6-1 did not impact its financial statements.

6. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). Under the provisions of SFAS 123(R), compensation cost recognized for the three and six months ended June 30, 2009 and 2008 included compensation cost for stock options granted to employees subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and recognized over the vesting period of the applicable award on a straight-line basis. The effect of SFAS 123(R) for the three and six months ended June 30, 2009 was an expense of $1,216 and $2,323. The corresponding increase in basic and diluted net loss per share for the three and six months ended June 30, 2009 was $0.05 and $0.10. The effect of SFAS 123(R) for the three and six months ended June 30, 2008 was an expense of $1,108 and $2,334. The corresponding increase in basic and diluted net loss per share for the three and six months ended June 30, 2008 was $0.05 and $0.10. There is no expense recorded for options which were granted prior to January 1, 2006 under the minimum value method if the exercise price was equal to the fair value of common stock and the measurement date was fixed at the time of grant.

A summary of option activity for the six months ended June 30, 2009 and 2008 is as follows:

	2009		2008
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31,	2,646,765	$11.59	2,151,784	$10.70
Granted	424,785	7.24	720,700	12.52
Exercised	(11,220)	1.86	(291,053)	2.32
Cancelled	(27,824)	17.64	(196,079)	14.39
Outstanding at June 30,	3,032,506	10.96	2,385,352	11.97

Options exercisable at June 30,	1,573,875		1,118,881

Weighted average grant date fair value of options granted during the six months ended June 30,		$4.89		$7.40

For the six months ended June 30, 2009 and 2008, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Six Months Ended
	June 30,
	2009	2008
Expected dividend yield	—	—
Risk-free rate	1.67% - 2.56%	2.71% - 3.68%
Expected option term (in years)	5.41	6.1
Volatility	81%	61%

Non-employee Stock Option Awards

The compensation expense related to non-employee stock options is generally recognized over a period of four years. The grants generally vest quarterly and such vesting is contingent upon future services provided by the consultants to the Company. The Company recorded a consultant related stock-based compensation expense of $15 for the three months ended June 30, 2009 and recorded a benefit of $73 for the six months ended June 30, 2009.  The Company recorded consultant related stock-based compensation expense of $3 for the three months ended June 30, 2008 and recorded a benefit of $142 for the six months ended June 30, 2008. Options remaining unvested for non-employees are subject to remeasurement each reporting period prior to vesting in full. Since the fair market value of the options issued to non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges.

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

On July 12, 2006, ADM exercised an option to enter into a commercial alliance for further research, development, manufacture, use and sale of Mirel on the terms and conditions set forth in the Commercial Alliance Agreement.

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

The Commercial Alliance Agreement called for Telles to pay the Company twelve quarterly support payments of $1,575 each during the period of construction of the Commercial Manufacturing Facility. The last of the twelve quarterly support payments was received in December 2008. In January 2009 Telles agreed to provide the Company with two additional quarterly payments of $1,575, both of which were received as of June 30, 2009. As of June 30, 2009, all quarterly support payments received from ADM on behalf of Telles, totaling $22,050, have been recorded as deferred revenue on the Company’s balance sheet and the Company will continue to defer recognition of these and future payments received from ADM during the Construction Phase of the agreement.

During the Construction Phase of the agreement all pre-commercial material production expenses incurred by ADM and the Company are shared equally. Accordingly, from the execution of this agreement in July 2006 through June 30, 2009, ADM has reimbursed the Company $7,675. All amounts received from ADM, prior to the Commercial Phase, relating to this agreement are recorded as deferred revenue.

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

Revenue recognition for amounts deferred through June 30, 2009 is expected to commence when the Commercial Phase of the alliance begins. The deferred amounts will be recognized on a straight line basis over the estimated period, of approximately ten years, in which the Company’s obligations are fulfilled in accordance with the Commercial Alliance Agreement. The Company also expects to receive payments from Telles for the compounding services it provides as well as royalty payments. The compounding payments and royalty payments will be due to the Company as Telles sells product to its customers. These payments will be recognized as revenue during the period in which they are earned.

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

8. INCOME TAXES

The Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007 with no effect on financial position. In addition, the Company has no amounts recorded for any unrecognized tax benefits as of June 30, 2009 or June 30, 2008.

The tax years 2005 through 2008 remain open to examination by federal and state taxing jurisdictions to which the Company is subject, which are primarily in the U.S.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, and December 31, 2008, respectively, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

At December 31, 2008 the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of $62,855 and $47,603, respectively.  Included in the federal and state net operating loss carryforwards is approximately $16,500 of deduction related to the exercise of stock options subsequent to the adoption of FAS 123(R). This amount represents an excess tax benefit as defined under FAS 123(R) and has not been included as part of the gross deferred tax asset. The Company’s federal and state net operating loss carryforwards began to expire in 2009. The Company also had available research and development credits for federal and state income tax purposes of $2,743 and $2,217 respectively. The federal and state research and development credits will begin to expire in 2012 and 2015, respectively. As of December 31, 2008 the Company also had available investment tax credits for state income tax purposes of $92 which began to expire in 2009. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of NOLs and Research & Development, or R&D, credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company is conducting a study to assess whether there have been multiple changes of control since the Company’s formation. If the Company has experienced a change in control at any time since the Company’s formation, utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 and 383. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as uncertain tax positions under FIN 48.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30, 2009	December 31, 2008
Employee compensation and benefits	$1,604	$1,618
Pre-commercial manufacturing costs	294	350
Professional services	283	206
Contracted research and development	248	317
Other	1,326	1,096
Total accrued expenses	$3,755	$3,587

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

License Agreement with Massachusetts Institute of Technology (“MIT”)

The Company’s exclusive license agreement with MIT requires the Company to pay annual license fees of $25 and additional potential royalty payments to MIT based on a percentage of sublicensing revenue or net sales of products or services covered by patents that are subject to the license. As of June 30, 2009, and December 31, 2008, the Company had accrued $4 and $2, respectively, for license fees and royalties attributable to this agreement.

Joint Research Agreement with The Cooperative Research Centre for Sugar Industry Innovation through Biotechnology

The Company entered a joint research arrangement, known as the Cooperative Research Centre for Sugar Industry Innovation through Biotechnology, with the Commonwealth of Australia and various other parties for the purpose of developing and gaining access to certain intellectual property. The Commonwealth of Australia established the program to enhance the transfer of research outputs into commercial or other outcomes of economic, environmental or social benefit to Australia. The terms of the contract stipulate that the contract commenced on January 1, 2007, and the Company’s funding obligation continues until July 1, 2010. In connection with this agreement the Company was obligated at the beginning of the contract to provide funding in the form of cash in the amount of $805 Australian dollars and in kind contribution in the amount of $2,287 Australian dollars. As of June 30, 2009 the remaining cash portion of the Company’s obligation, denominated in U.S. dollars, is $185 and the total remaining amount of in kind contribution the Company is committed to is $546, denominated in U.S. dollars. The in kind contribution consists of salaries and overhead attributable to research associated with the joint research agreement. The cash and in kind contributions are recorded as research and development expense as incurred, in the consolidated statement of operations.

12. FAIR VALUE MEASUREMENTS

In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, the Company’s assets and liabilities are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2009.

	Fair value measurements at reporting date using
	Quoted prices in active markets for	Significant other	Significant unobservable
	identical assets	observable inputs	inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	6/30/09
Cash equivalents:
Money Market funds	$—	$6,125	$—	$6,125
Short-term investments:
Treasuries	—	767	—	767
Commercial paper	—	6,498	—	6,498
Government-sponsored enterprises	—	61,027	—	61,027
	$—	$74,417	$—	$74,417

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical	Significant other	Significant unobservable
	assets	observable inputs	inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	12/31/08
Cash equivalents:
Money Market funds	$—	$23,152	$—	$23,152
Commercial paper	—	1,100	—	1,100
Short-term investments:
Treasuries	—	4,000	—	4,000
Commercial paper	—	23,497	—	23,497
Government-sponsored enterprises	—	37,405	—	37,405
	$—	$89,154	$—	$89,154

Short-term investments were valued at June 30, 2009 using information provided by a pricing service based on market observable information, or for investments in money market funds, at calculated net asset values, and are therefore classified as Level 2. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing service applies other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. The Company validates the prices provided by a third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents and short-term investments are determined through market and observable sources and have been classified as Level 2. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services as of June 30, 2009 and December 31, 2008.

In January 2009, the Company implemented SFAS 157 for its nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for its nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a significant impact on the Company’s financial statements.

13. CHANGE IN ACCOUNTING ESTIMATE

In the first quarter of 2009, due to an extended construction period and revised estimated completion date of the Commercial Manufacturing Facility, the Company determined it would extend the period of use of its pre-commercial manufacturing plant by six months to December 2009 from June 2009. In connection with this, the useful lives of the leasehold improvements connected to the pre-commercial manufacturing plant were increased by six months. This change in accounting estimate was adopted prospectively from January 1, 2009. The effect of the change in accounting estimate on the financial statements for the three and six months ended June 30, 2009 is a decrease in loss from operations and net loss of $354 and $708, respectively. Loss per share decreased by $0.02 and $0.03 for the three and six months ended June 30, 2009.

14. RELATED PARTIES

The Company recorded $41 and $66 of license and royalty revenue from Tepha, Inc., a related party, during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008 the Company recorded license and royalty revenue from Tepha, Inc. of $35 and $70, respectively. The Company had an outstanding receivable balance due from Tepha of $34 as of June 30, 2009. As of December 31, 2008 there was no outstanding receivable balance due from Tepha. The Company also had various transactions with its alliance partner ADM, a related party, during the three and six months ended June 30, 2009 and 2008. The Company had an outstanding receivable balance of $718 due from ADM at June 30, 2009. As of December 31, 2008 there was no significant outstanding receivable balance due from ADM.  For more information on the Company’s related party transactions, please see Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

15. SHAREHOLDER RIGHTS PLAN

The Company has adopted a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board’s ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future.  The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s Common Stock.  The following summary description of the Shareholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Company’s Shareholder Rights Plan, which has been previously filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A.

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock to shareholders of record as of the close of business on July 8, 2009.  The Rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock.  Under the Shareholder Rights Plan, the Rights become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of Common Stock or if a person commences a tender offer that would result in that person owning 15% or more of the Common Stock.  If a person becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of Common Stock having twice the exercise price of the Right.  If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position, management’s strategy, plans and objectives for future operations, plans and objectives for product development and commercialization, plans and objectives for present and future research and development and results of such research and development, plans and objectives for manufacturing, the commercialization of environmentally sustainable, economically attractive alternatives to petroleum-based plastics, chemicals and energy, the commercialization of Mirel™ biobased plastic (“Mirel”) through our alliance with Archer Daniels Midland Company (“ADM”), sales of Mirel as an alternative to petroleum-based plastics, the construction of the Commercial Manufacturing Facility, the production of Mirel at the Commercial Manufacturing Facility, the commercial success of Mirel, the feasibility of extracting bioplastics from plant crops, the commercial viability of plant-produced plastics, recognition of revenue, and management’s plans and expectations for revenue, expenses and capital and working capital requirements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, the following risks: (1) we may not be successful at manufacturing Mirel on a commercial scale in a timely and economical manner, (2) we may not be successful in the development of commercial formulations of Mirel, (3) we may not be successful in the development of plant crops for production of plastics, (4) if there are additional delays or cost increases in ADM’s construction and start-up of the Commercial Manufacturing Facility, our financial results will be negatively affected, (5) we may not be able to develop manufacturing capacity sufficient to meet demand in an economical manner or at all, (6) we may not achieve market acceptance of our products, (7) we have limited marketing and sales experience and capabilities, (8) we rely heavily on ADM and will rely heavily on future collaborative partners, (9) our success will be influenced by the price of petroleum relative to corn sugar (10) our future profitability is uncertain, and we have a limited operating history on which you can base your evaluation of our business, (11) we may need to secure additional funding and may be unable to raise additional capital on favorable terms or at all, (12) we may lose key personnel or are unable to attract and retain necessary talent, we may be unable to develop or commercialize our products, (13) we may not be able to obtain rights to intellectual property developed by others using our information and technology, (14) intellectual property protection for our products is important and uncertain, (15) a substantial portion of the technology used in our business is owned by or subject to retained rights of third parties, (16) third parties may claim we infringe their intellectual property, (17) we may be unable to manage our growth effectively, (18) we may not be successful in identifying market needs for new technologies and developing new products to meet those needs, (19) our products may be, or may be perceived as being, harmful to human health or the environment, (20) we face and will face substantial competition in several different markets, (21) we are subject to significant foreign and domestic government regulations, including environmental and health and safety regulations, and compliance or failure to comply with these regulations could harm our business, (22) we may not have adequate insurance and may have substantial exposure to payment of product liability claims, (23) potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results, and (24) each segment of our operations is currently conducted at a single location which makes us susceptible to disruptions.

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

Our first platform, which we are commercializing through Telles, a joint venture with Archer Daniels Midland Company, or ADM, is a proprietary, large-scale microbial fermentation system for producing a versatile family of polymers known as polyhydroxyalkanoates, which we have branded under the name Mirel™. Through Telles, we intend to sell these bioplastics as environmentally friendly, but functionally equivalent, alternatives to petroleum-based plastics. In addition, this family of polymers offers superior biodegradability characteristics and can be used in a wide range of commercial applications, including products used in agriculture and horticulture, compost and organic waste diversion bags, marine and aquatic applications, consumer products, business equipment and durable goods, and general packaging materials. Mirel will be produced in a commercial scale plant designed for a 110 million pound annual capacity, or the Commercial Manufacturing Facility, which is presently under construction by ADM in Clinton, Iowa. The plant is expected to begin production by the end of 2009. The Commercial Manufacturing Facility will produce biobased and biodegradable Mirel plastic using corn sugar, an abundant agriculturally-produced renewable resource. We are currently producing pre-commercial quantities of Mirel jointly with ADM at a small scale pre-commercial manufacturing facility.

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

To exploit our first technology platform, we are working with ADM as they build the Commercial Manufacturing Facility in Clinton, Iowa. The biodegradable bioplastics that this facility will produce are highly versatile and range in properties from hard and strong to soft and flexible. These properties allow for a wide variety of commercial applications, offering a biobased alternative to petroleum-derived synthetic materials which are not biodegradable. Through Telles we intend to position Mirel as a premium priced specialty material catering to customers who want to match the functionality of petroleum-based plastic, but add the dimension of environmental responsibility to their products and brands.

As of June 30, 2009, we had an accumulated deficit of $148,898 and total stockholders’ equity was $42,507.

Collaborative Arrangements

Our strategy for collaborative arrangements is to retain substantial participation in the future economic value of our technology while receiving current cash payments to offset research and development costs and working capital needs. By their nature, these agreements are complex and have multiple elements that cover a variety of present and future activities.

We entered into our alliance with ADM in 2004. As of June 30, 2009, all payments received from ADM have been recorded as deferred revenue on our balance sheet. We expect that future payments from ADM, through at least the Construction Phase of the Commercial Alliance Agreement, will be classified as deferred revenue as well. We expect to begin recognizing this deferred revenue at the time of the First Commercial Sale of Mirel (as defined in the Commercial Alliance Agreement). All amounts will be recognized on a straight-line basis over the estimated period, of approximately ten years, in which our obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement.

We received the following payments from these arrangements to offset operating cash needs:

•                  upfront payment of $3,000 from ADM in November 2004;

•                  milestone payments of $2,000 from ADM in May 2006;

•                support payments of $22,050 from ADM, on behalf of Telles, through June 30, 2009

•                cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Technology Alliance and Option Agreement of $1,209; and

•                cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Commercial Alliance Agreement of $7,675.

During the commercial alliance, ADM will construct, finance, own and operate the Commercial Manufacturing Facility through a manufacturing agreement with Telles, and we will provide or procure compounding services to convert the output from the Commercial Manufacturing Facility into forms that are suitable for various commercial applications.

We expect to incur increased research and development expenses through the Construction Phase of the ADM agreement for pre-commercial manufacturing and product development activities as we continue to develop, test, and refine product to meet the specification requirements of our customers. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to product development are expected to decrease as these expenses will be transferred to Telles. During the transition period between the initial start-up of the commercial manufacturing facility and the commencement of the Commercial Phase (as defined in the agreement), we will continue to bear these expenses.

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

Even though Telles is a separate legal entity owned equally by us and ADM, ADM will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish compounding operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow will be used, whereby all profits, after payment of all royalties, reimbursements and fees, from the joint venture, will be distributed to ADM until ADM’s disproportionate investment in the joint venture, and the costs of constructing the Commercial Manufacturing Facility, have been returned to ADM. Once ADM has recouped such amounts, the profits of the joint venture will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a Ledger Account has been established to record the respective investments made by the parties. As of June 30, 2009, the balance of the ADM Ledger Account was $327,010 and this balance is expected to increase as the construction of the Commercial Manufacturing Facility progresses and Telles becomes operational.

United States Government Contracts and Grants

As of June 30, 2009, expected gross proceeds of $837 remain to be received under our government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance under the various contracts.

The status of our United States government contracts and grants is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	June 30, 2009	June 30, 2009	Expiration

Integrated Bio-Engineered Chemicals	Department of Commerce	$2,000	$1,163	$837	October 2009
Total		$2,000	$1,163	$837

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2009 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and six months ended June 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

In the first quarter of 2009, due to an extended construction period and revised estimated completion date of the Commercial Manufacturing Facility, we determined we would extend the period of use of our pre-commercial manufacturing plant by six months from June 2009 to December 2009. In connection with this, the useful lives of the leasehold improvements connected to the pre-commercial manufacturing plant were increased by six months. This change in accounting estimate was adopted prospectively from January 1, 2009. The effect of the change in accounting estimate on the financial statements for the three and six months ended June 30, 2009 is a decrease in loss from operations and net loss of $ 354 and $708, respectively. Loss per share decreased by $0.02 and $0.03 for the three and six months ended June 30, 2009.

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008

Revenue

	Three Months Ended
	June 30,
	2009	2008	Change
Research and development revenue	$24	$11	$13
License fee and royalty revenue from related parties	41	35	6
Grant revenue	283	355	(72)
Total revenue	$348	$401	$(53)

Total revenue was $348 and $401 for the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009 we recognized $24 of research and development revenue compared to $11 for the respective period in 2008. Research and development revenue is derived from research and development services and delivery of sample product produced from research and development services. Grant revenue decreased during the three months ended June 30, 2009 to $283 from $355 during the three months ended June 30, 2008, primarily as a result of the completion of the Strategic Environmental Research Development Program grant that ended in February 2009.

Expenses

	Three Months Ended
	June 30,
	2009	2008	Change
Research and development expenses, including cost of revenue	$6,323	$6,008	$315
Selling, general, and administrative expenses	3,938	4,048	(110)
Total operating expense	$10,261	$10,056	$205

Research and development expenses, including cost of revenue

Research and development expenses were $6,323 and $6,008 for the three months ended June 30, 2009 and 2008, respectively. The increase of $315 was primarily due to the addition of new employees and related benefit expenses partially offset by a reduction in pre-commercial manufacturing costs. Employee and benefit related costs were $2,911 for the three months ended June 30, 2009 compared to $2,215 for the respective period in 2008. The increase of $696 in payroll and benefits was primarily the result of hiring personnel needed to support our pre-commercial manufacturing process and microbial and plant research programs. Pre-commercial manufacturing expenses decreased to $1,103 compared to $1,701 for the three months ended June 30, 2009 and 2008, respectively. The decrease of $601 was primarily due to improvements in our production process made during the last year as we continue to focus our attention on reducing production costs, moving certain manufacturing processes in house and improving the quality of our pre-commercial manufacturing material.

We expect to incur increased research and development expenses through the Construction Phase of the ADM agreement for pre-commercial manufacturing and product development activities as we continue to develop, test, and refine product to meet the specification requirements of our customers. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to product development are expected to decrease as these expenses will be transferred to Telles. During the transition period between the initial start-up of the commercial manufacturing facility and the commencement of the Commercial Phase (as defined in the agreement), we will continue to bear these expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $3,938 and $4,048 for the three months ended June 30, 2009 and 2008, respectively. The decrease of $110 was primarily due to travel related expenses. Travel related expenses decreased to $119 from $205 for the three months ended June 30, 2009 compared to the respective period in 2008.

We expect that selling, general, and administrative expenses will increase through the Construction Phase of the ADM agreement due to increasing payroll and expanding infrastructure to support sales and marketing efforts relating to the commercialization of Mirel. Upon the commencement of the Commercial Phase of the agreement, selling, general, and administrative expenses are expected to decrease as the cost of sales and marketing efforts will be transferred to Telles. During the transition period between the initial start-up of the commercial manufacturing facility and the commencement of the Commercial Phase (as defined in the agreement), we will continue to bear these expenses.

Other Income (Net)

	Three Months Ended
	June 30,
	2009	2008	Change
Total other income (net)	$241	$730	$(489)

Other income (net) was $241 and $730 for the three months ended June 30, 2009 and 2008, respectively. Other income (net) during both periods consisted of investment income. The decrease of $489  was primarily due to a market decline in investment yields during the period, our decision to convert a majority of our investment portfolio to lower risk/lower yield U.S. Federal Treasury Notes and government -backed Federal Agency Notes and a decrease in average cash and short-term investments held during the comparative three month periods.

Results of Operations

Comparison of the Six Months Ended June 30, 2009 and 2008

Revenue

	Six Months Ended
	June 30,
	2009	2008	Change
Research and development revenue	$30	$79	(49)
License fee and royalty revenue from related parties	66	70	(4)
Grant revenue	513	656	(143)
Total revenue	$609	$805	(196)

Total revenue was $609 and $805 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 we recognized $30 of research and development revenue compared to $79 for the respective period in 2008. Research and development revenue is derived from research and development services and delivery of sample product produced from research and development services. Grant revenue decreased during the six months ended June 30, 2009 to $513 from $656 during the six months ended June 30, 2008, primarily as a result of the completion of the Strategic Environmental Research Development Program grant that ended in February 2009.

Expenses

	Six Months Ended
	June 30,
	2009	2008	Change
Research and development expenses, including cost of revenue	$12,331	$11,942	$389
Selling,general, and administrative expenses	7,652	8,145	(493)
Total operating expense	$19,983	$20,087	$(104)

Research and development expenses, including cost of revenue

Research and development expenses were $12,331 and $11,942 for the six months ended June 30, 2009 and 2008, respectively. The increase of $389 was primarily due to the addition of new employees and related benefit expenses and expenses related to the expansion of our research departments offset by a reduction in pre-commercial manufacturing costs. Employee and benefit related costs were $5,790 for the six months ended June 30, 2009 compared to $4,390 for the respective period in 2008. The increase of $1,400 in payroll and benefits was primarily the result of hiring personnel needed to support our pre-commercial manufacturing process and microbial and plant research programs. Expenses relating to the expansion of our research and development departments included increases in research and development supplies and an increase in facility related expenses. Expenses relating to research and development supplies increased to $477 for the six months ended June 30, 2009 compared to $310 for the comparative period in 2008. Facility related expenses increased to $1,221 for the six months ended June 30, 2009 compared to $1,024 for the comparative period in 2008. Pre-commercial manufacturing expenses offset most of these expense increases as a result of decreasing $1,494 in comparison to the six months ended June 30, 2008, primarily due to improvements in our production process made during the last year as we continue to focus our attention on reducing production costs, moving certain manufacturing processes in house and improving the quality of our pre-commercial manufacturing material.

We expect to incur increased research and development expenses through the Construction Phase of the ADM agreement for pre-commercial manufacturing and product development activities as we continue to develop, test, and refine product to meet the specification requirements of our customers. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to product development are expected to decrease as these expenses will be transferred to Telles. During the transition period between the initial start-up of the commercial manufacturing facility and the commencement of the Commercial Phase (as defined in the agreement), we will continue to bear these expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $7,652 and $8,145 for the six months ended June 30, 2009 and 2008, respectively. The decrease of $493 was primarily due to a decrease in stock-based compensation expense and a decrease in recruiting expense. Stock-based compensation expense decreased to $1,468 for the six months ended June 30, 2009 from $1,707 for the comparable period in 2008. Stock-based compensation decreased mainly as a result of the completion, in May 2008, of the vesting period for options granted to our board of directors and an officer of the company. Recruiting expense decreased to $44 for the six months ended June 30, 2009 compared to $227 for the comparable period in 2008. The decrease of $183 in recruiting expense is primarily attributable to the recruitment of our CEO and CFO during the six months ended June 30, 2008. In addition, consulting related expenses decreased to $447 from $508 for the six months ended June 30, 2009 and 2008, respectively. The decrease of $61 was primarily due to decreased use of consultants to support administrative activities such as employee compensation reviews and accounting compliance.

We expect that selling, general, and administrative expenses will increase through the Construction Phase of the ADM agreement due to increasing payroll and expanding infrastructure to support sales and marketing efforts relating to the commercialization of Mirel. Upon the commencement of the Commercial

Phase of the agreement, selling, general, and administrative expenses are expected to decrease as the cost of sales and marketing efforts will be transferred to Telles. During the transition period between the initial start-up of the commercial manufacturing facility and the commencement of the Commercial Phase (as defined in the agreement), we will continue to bear these expenses.

Other Income (Net)

	Six Months Ended
	June 30,
	2009	2008	Change
Total other income (net)	$593	$1,909	$(1,316)

Other income (net) was $593 and $1,909 for the six months ended June 30, 2009 and 2008, respectively. Other income (net) during both periods consisted of investment income. The decrease of $1,316 was primarily due to a market decline in investment yields during the period, our decision to convert a majority of our investment portfolio to lower risk/lower yield U.S. Federal Treasury Notes and government-backed Federal Agency Notes and a decrease in average cash and short-term investments held during the comparative six month periods.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

We fund our cash requirements primarily through the following methods:

• our strategic alliance with ADM;

• government grants;

• equity financing; and

• interest earned on cash and short-term investments.

Currently our products are in the pre-commercial stage of development, and large-scale commercial sales have not begun. In addition, we have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of June 30, 2009, we had an accumulated deficit of $148,898. Our total unrestricted cash, cash equivalents and short-term investments as of June 30, 2009 were $77,606 as compared to $91,096 at December 31, 2008. As of June 30, 2009, we had no outstanding debt.

Our cash, cash equivalents and short-term investments at June 30, 2009 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital to support the growth of our business. As of June 30, 2009 we had restricted cash of $593. Restricted cash consists of $493 held in connection with the lease agreement for our Erie Street facility in Cambridge, Massachusetts and $100 held in connection with our corporate credit card program. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. At June 30, 2009, we were in compliance with this policy.

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

Net cash used in operating activities increased to $12,617 during the six months ended June 30, 2009 from $8,263 used during the six months ended June 30, 2008. Net cash used during the six months ended June 30, 2009 primarily reflects the net loss for the period partially offset by non-cash expenses, including stock-based compensation expense of $2,250, depreciation expense of $1,310 and the Company’s 401(k) matching stock compensation of $279. The increase in cash used for operating activities during the six months ended June 30, 2009 as compared to the respective period in 2008 was primarily due to a decrease in pre-commercial cost sharing payments received from ADM and a decrease in funds received from investment income as a result of lower investment yields and lower average funds available for investing. We received $301 in pre-commercial cost sharing payments from ADM during the six months ended June 30, 2009 compared to $2,102 during the respective period in 2008. Pre-commercial cost sharing payments were lower during the six months ended June 30, 2009 due to a reduction in pre-commercial manufacturing costs. We received $593 in funds from investment income during the six months ended June 30, 2009 compared to $1,909 for the respective period in 2008.

After the Commercial Phase of the ADM alliance begins, Telles will reimburse us for the costs of services provided pursuant to the Commercial Alliance Agreement, including product development and sales and marketing. During the transition period between the initial start-up of the Commercial Manufacturing Facility and the commencement of the Commercial Phase, we will continue to bear these costs. If there are difficulties, delays or other unforeseen issues with the construction and start-up of the Commercial Manufacturing Facility or the ramp-up of commercial sales from the Commercial Manufacturing Facility, we may incur additional unreimbursed pilot manufacturing, product development, sales and marketing costs until the Commercial Phase of the alliance begins.

Net cash used in investing activities was $4,284 during the six months ended June 30, 2009 compared to net cash of $7,014 provided by investing activities during the six months ended June 30, 2008. Net cash used in investing activities during the six months ended June 30, 2009 primarily represents net cash of $3,699 used in the purchase, sale and maturity of investments and a cash outflow of $655 used to purchase new equipment for research purposes.

Net cash provided by financing activities was $21 and $664 for the six months ended June 30, 2009 and 2008, respectively. The cash provided by financing activity during the six months ended June 30, 2009 and 2008 was solely attributable to proceeds received from the exercise of stock options and warrants.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2009 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$415	$250	$90	$50	$25
Operating lease obligations	5,454	1,284	2,358	1,812	—
Total	$5,869	$1,534	$2,448	$1,862	$25

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

We recorded $41 and $66 of license and royalty revenue from Tepha, Inc., a related party, during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008 we recorded license and royalty revenue from Tepha, Inc. of $35 and $70, respectively. We had an outstanding receivable balance due from Tepha of $34 as of June 30, 2009. As of December 31, 2008 there was no outstanding receivable balance due from Tepha. We also had various transactions with our alliance partner ADM, a related party, during the three and six months ended June 30, 2009 and 2008. We had an outstanding receivable balance of $718 due from ADM at June 30, 2009. As of December 31, 2008 there was no significant outstanding receivable balance due from ADM.  For more information on our related party transactions, please see Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 141(R), Business Combination, or SFAS 141(R). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The adoption of this standard did not impact our financial position or results of operations as SFAS 141(R) is applicable to acquisitions completed after January 1, 2009 and we did not complete any business combination transactions during the first six months of 2009.

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

These standards are effective for periods ending after June 15, 2009. The adoption of these standards did not impact the presentation of our financial position or results of operations.

Recently Issued Accounting Standards

In June 2009, the FASB issued the following new accounting standards:

•	SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166;

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167; and

•	SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS 168

SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfers of financial assets occurring on or after January 1, 2010. We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations, but the effect will generally be limited to future transactions, if any.

SFAS 167 amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We have not determined the effect that the adoption of SFAS 167 will have, if any, on our financial position or results of operations.

SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

ITEM 1A. RISK FACTORS

Except as listed below there have been no material changes in information regarding our risk factors as described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

If ADM does not successfully build and start up the Commercial Manufacturing Facility on time and on budget, our financial results will be negatively affected.

The cost of planning, designing, constructing and operating the Commercial Manufacturing Facility being developed to serve the alliance with ADM, and the cost of ancillary facilities and services related to the production of Mirel by Telles, will be very significant. ADM will be advancing a disproportionate share of the financial capital needed for such activities and, therefore, under our agreement all profits, after payment of all royalties, reimbursements and fees, from Telles will first be distributed to ADM until ADM’s disproportionate investment in the joint venture has been returned. Previously, we expected that commercial quantities of Mirel from the Commercial Manufacturing Facility would be available for customers by December 2008. We now expect that commercial quantities of Mirel from the Commercial Manufacturing Facility will be available for customers by the end of 2009. If there are further difficulties, delays or other unforeseen issues with the construction and start-up of the Commercial Manufacturing Facility, the cost of such activities will almost certainly increase, we may incur additional unreimbursed pilot manufacturing, product development, sales and marketing costs until the Commercial Phase of the alliance begins, and the revenue from sales, if any, of Mirel and the distribution of profits, if any, to us will be further delayed.

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

• our reliance on third parties who support or control distribution channels; and

• general market conditions.

Prospective customers are currently evaluating and performing tests on Mirel prior to making any large-scale purchase decisions. We may not be able to successfully demonstrate that our plastics have properties comparable or superior to those of environmentally sustainable competitors or similar to conventional petroleum-based plastics. There can be no assurance that products based on our technologies will be perceived as being comparable or superior to existing products or new products being developed by competing companies or that such products will otherwise be accepted by consumers. The market for our biobased plastics may not be willing to support premium prices to purchase environmentally sustainable plastics. If there is not broad market acceptance of our products, we may not generate significant revenues. Generally, new product applications require a long lead time and sufficient quantities of polymer for development and qualification before customers enter into sales commitments. Delays in the availability of material for product development, compounding scale-up and marketing activities could delay or slow the ramp-up of commercial sales from the Commercial Manufacturing Facility. If the start of the commercial phase of the alliance is delayed as a result of such delays or for other reasons, we may incur additional unreimbursed product development and sales and marketing costs until the commercial phase of the alliance begins.  In addition, if such delays occur, or if we are unable to obtain the anticipated premium pricing for Mirel, there could be a material adverse effect on the timing of the distribution of Telles profits, if any, to us.

Provisions in our certificate of incorporation and by-laws and Delaware law and our shareholder rights plan might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

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

We have adopted a shareholder rights plan, the purpose of which is, among other things, to enhance our Board’s ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the company is made in the future.  The shareholder rights plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, our company or a large block of our company’s Common Stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On April 28, 2009, the Company issued 17,001 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2009, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 28, 2009.

The stockholders elected Richard P. Eno, Edward M. Giles, and Anthony J. Sinskey to serve on the Board of Directors until the annual meeting of stockholders to be held in 2012. The tabulation of votes with respect to the election of such directors is as follows:

	Number of Shares
	For	Withheld	Abstain
Richard P. Eno	20,010,578	318,190	0
Edward M. Giles	19,750,414	578,354	0
Anthony J. Sinskey	15,876,259	4,452,509	0

Following the meeting, the Company’s Board of Directors consists of Jay Kouba (Chairman), Richard P. Eno, Edward M. Giles, Peter N. Kellogg, Edward M. Muller, Oliver P. Peoples, Anthony J. Sinskey, Matthew Strobeck and Robert L. Van Nostrand.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Employment Agreement between the Registrant and Johan van Walsem executed July 9, 2009 (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (furnished herewith).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the

Principal Financial Officer (furnished herewith).

32.1	Section 1350 Certification (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

August 5, 2009	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2009	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)