Form 10-Q
period 2009-09-30
METABOLIX, INC.
filed 2009-11-03
CIK 1121702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2009 was 23,045,846.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended September 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$9,775	$26,194
Short-term investments	60,290	64,902
Accounts receivable	28	159
Due from related parties	850	—
Unbilled receivables	153	56
Prepaid expenses and other current assets	479	530
Total current assets	71,575	91,841
Restricted cash	593	593
Property and equipment, net	3,907	4,388
Other assets	95	124
Total assets	$76,170	$96,946

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$45	$858
Accrued expenses	3,966	3,587
Current portion of deferred rent and other current liabilities	200	165
Total current liabilities	4,211	4,610
Deferred rent	593	717
Long-term deferred revenue	36,927	32,440
Other long-term liabilities	95	88
Total liabilities	41,826	37,855
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock ($0.01 par value per share): 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at September 30, 2009 and December 31, 2008; 23,036,809 and 22,962,628 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	230	230
Additional paid-in capital	192,351	188,532
Accumulated other comprehensive income	78	446
Accumulated deficit	(158,315)	(130,117)
Total stockholders’ equity	34,344	59,091
Total liabilities and stockholders’ equity	$76,170	$96,946

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Research and development revenue	$49	$27	$79	$106
License fee and royalty revenue from related parties	25	25	91	95
License fee revenue	10	—	10	—
Grant revenue	527	299	1,040	955
Total revenue	611	351	1,220	1,156

Operating expense:
Research and development expenses, including cost of revenue	6,173	6,571	18,504	18,513
Selling, general, and administrative expenses	3,968	4,048	11,620	12,193
Total operating expenses	10,141	10,619	30,124	30,706
Loss from operations	(9,530)	(10,268)	(28,904)	(29,550)

Other income (expense):
Interest income, net	113	540	706	2,449
Net loss	$(9,417)	$(9,728)	$(28,198)	$(27,101)

Net loss per share:
Basic and Diluted	$(0.41)	$(0.42)	$(1.23)	$(1.19)

Number of shares used in per share calculations:
Basic and Diluted	23,015,604	22,942,898	22,995,510	22,793,456

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(28,198)	$(27,101)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,019	2,764
Charge for 401(k) company common stock match	406	347
Stock-based compensation	3,426	3,233
Gain on the sale of equipment	(70)	—
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	34	148
Due from related party	—	120
Prepaid expenses and other assets	80	250
Accounts payable	(813)	(146)
Accrued expenses	(329)	(89)
Deferred rent	(124)	(119)
Deferred revenue	3,671	5,896
Net cash used in operating activities	(19,898)	(14,697)

Cash flows from investing activities
Purchase of property and equipment	(911)	(746)
Proceeds from the sale of equipment	70	—
Purchase of short-term investments	(79,349)	(91,478)
Proceeds from the sale and maturity of short-term investments	83,594	110,735
Net cash provided by investing activities	3,404	18,511

Cash flows from financing activities
Proceeds from options and warrants exercised	75	788
Net cash provided by financing activities	75	788

Net increase (decrease) in cash and cash equivalents	(16,419)	4,602
Cash and cash equivalents at beginning of period	26,194	22,686
Cash and cash equivalents at end of period	$9,775	$27,288

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2009 and 2008.

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

Subsequent Events

In June 2009 the Financial Accounting Standards Board (FASB) amended the existing guidance relating to the disclosure of subsequent events. Effective in the second quarter of 2009 the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued were established. The adoption of the amended guidance did not impact the Company’s financial position or results of operations.  Events or transactions that occurred between September 30, 2009 and November 3, 2009, the date the Company’s financial statements were filed with the SEC, were reviewed for subsequent event accounting and disclosure.  During this period the Company did not have any material recognizable subsequent events.

2. ACCOUNTING POLICIES

There has been no material change in accounting policies since the Company’s fiscal year ended December 31, 2008, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.

3. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

Recently Issued Accounting Standards

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05. ASU 2009-05 amends Accounting Standards Codification Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on the Company’s financial position or results of operations; however, this standard may impact the Company in future periods.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). The consensus to EITF Issue No. 08-01, Revenue Arrangements with Multiple Deliverables, or EITF 08-01, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Where fair value can be established, there is still a requirement to establish stand-alone value. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations and which method of adoption it will apply once this standard is effective.

Other Recently Issued Accounting Standards

In June 2009, the FASB issued the following two new accounting standards, which have not yet been integrated into the Codification:

•                  SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166; and

•                  SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167

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

Recently Adopted Accounting Standards

Effective January 1, 2009, the Company implemented a newly issued accounting standard for business combinations. This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in process research and development and either amortize it over the life of the product, or write it off  if the project is abandoned or impaired. The adoption of this standard did not impact the Company’s financial position or results of operations as it is applicable to acquisitions completed after January 1, 2009 and the Company did not complete any business combination transactions during the first nine months of 2009.

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and net unrealized gains or losses on marketable securities. Total comprehensive loss for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(9,417)	$(9,728)	$(28,198)	$(27,101)
Other comprehensive income:
Change in unrealized gain on investments	(57)	99	(368)	(93)
Total other comprehensive income	(57)	99	(368)	(93)
Comprehensive loss	$(9,474)	$(9,629)	$(28,566)	$(27,194)

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

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine months ended September 30, 2009 and 2008, respectively, are shown below:

	Three Months Ended		Nine Months Ended
	Septembr 30,		September 30,
	2009	2008	2009	2008
Options	3,164,390	2,438,423	3,164,390	2,438,423
Warrants	4,086	4,086	4,086	4,086
Total	3,168,476	2,442,509	3,168,476	2,442,509

In January 2009, the FASB amended the existing guidance pertaining to the calculation of earnings per share to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in the original guidance addressing earnings per share. Effective in the first quarter of 2009, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore the adoption of this provision did not impact its financial statements.

6. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the FASB’s amended guidance on accounting for stock-based compensation. Under the provisions of the amended guidance compensation cost recognized for the three and nine months ended September 30, 2009 and 2008 included compensation cost for stock options granted to employees subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the FASB’s amended guidance on accounting for stock-based compensation and recognized over the vesting period of the applicable award on a straight-line basis. The effect of this amendment for the three and nine months ended September 30, 2009 was an expense of $1,162 and $3,485, respectively. The effect of this amendment for the three and nine months ended September 30, 2008 was an expense of $1,003 and $3,337, respectively. There is no expense recorded for options which were granted prior to January 1, 2006 under the minimum value method if the exercise price was equal to the fair value of common stock and the measurement date was fixed at the time of grant.

A summary of option activity for the nine months ended September 30, 2009  is as follows:

	2009
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31,	2,646,765	$11.59
Granted	587,785	8.16
Exercised	(37,710)	1.99
Cancelled	(32,450)	17.07
Outstanding at September 30,	3,164,390	11.01

Options exercisable at September 30,	1,685,142

Weighted average grant date fair value of options granted during the nine months ended September 30,		$5.14

For the nine months ended September 30, 2009 and 2008, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Nine Months Ended
	September 30,
	2009	2008
Expected dividend yield	—	—
Risk-free rate	1.67% - 2.58%	2.71% - 3.77%
Expected option term (in years)	5.49	6.1
Volatility	81%	61% - 63%

Non-employee Stock Option Awards

The compensation expense related to non-employee stock options is generally recognized over a period of four years. The grants generally vest quarterly and such vesting is contingent upon future services provided by the consultants to the Company. The Company recorded a consultant related stock-based compensation expense of $14 for the three months ended September 30, 2009 and recorded a benefit of $59 for the nine months ended September 30, 2009.  The Company recorded consultant related stock-based compensation expense of $38 for the three months ended September 30, 2008 and recorded a benefit of $104 for the nine months ended September 30, 2008. Options remaining unvested for non-employees are subject to remeasurement each reporting period prior to vesting in full. Since the fair market value of the options issued to non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges.

7. SIGNIFICANT COLLABORATION

Effective in the quarter ended March 31, 2009, the FASB amended the existing guidance relating to collaborative arrangements. During the first quarter of fiscal year 2009, the Company implemented the new amendments which prescribe that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. The Company evaluated its collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from collaborative partners related to development activities are generally reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company’s operations. For collaborations with commercialized products, if the Company is the principal, as defined in the FASB guidance, it records revenue and the corresponding operating costs in the respective line items within the statement of operations. If the Company is not the principal, it records operating costs as a reduction of revenue. The FASB guidance describes the principal as the party who is responsible for delivering the product or service to the customer, has latitude with establishing price, and has the risks and rewards of providing product or service to the customer, including inventory and credit risk. The adoption of amended guidance did not affect the financial position or results of operations of the Company.

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

A summary of the key activities under this agreement is as follows: (i) ADM will arrange for, finance the construction of, and own, a facility in which it will manufacture Mirel under contract to Telles; (ii) the Company will either arrange for and finance the acquisition or construction of a facility in which it will compound Mirel or it will arrange for third parties to compound Mirel; and (iii) the Company, acting in the name and on behalf of Telles, will establish the initial market for Mirel. The Company will also continue its research and development efforts to further advance the technology and expand and enhance the commercial potential of Mirel. Subject to certain limitations, ADM will finance the working capital requirements of Telles.

The Commercial Alliance Agreement called for Telles to pay the Company twelve quarterly support payments of $1,575 each during the period of construction of the Commercial Manufacturing Facility. The last of the twelve quarterly support payments was received in December 2008. In January 2009 Telles agreed to provide the Company with two additional quarterly payments of $1,575, both of which were received as of June 30, 2009. As of September 30, 2009, all quarterly support payments received from ADM on behalf of Telles, totaling $22,050, had been recorded as deferred revenue on the Company’s balance sheet.  No further quarterly support payments are expected.

During the Construction Phase of the agreement all pre-commercial material production expenses incurred by ADM and the Company are shared equally. Accordingly, from the execution of this agreement in July 2006 through September 30, 2009, ADM has reimbursed the Company $7,818. All amounts received from ADM, prior to the Commercial Phase, relating to this agreement are recorded as deferred revenue. The Company will continue to defer recognition of these and future payments received from ADM during the Construction Phase of the agreement.

The “Construction Phase” of the commercial alliance will end, and the “Commercial Phase” will begin, upon the achievement of a milestone referred to in the Commercial Alliance Agreement as “First Commercial Sale.”  Achievement of this milestone requires the sale by Telles to third parties of at least one million pounds of Mirel manufactured at the Commercial Manufacturing Facility.  Sales must meet certain criteria, including a minimum order size, and payment must be received from the customer in order for such sales to contribute towards the First Commercial Sale milestone.

During the Commercial Phase of the agreement Telles will pay the Company royalties on sales of Mirel. In addition, if Telles engages the Company to perform certain services, and the Company accepts the service arrangement, Telles will reimburse the Company for the cost of the services provided pursuant to the Commercial Alliance Agreement.

While Telles is a fifty-fifty joint venture, ADM will be advancing a disproportionate share of the financial capital needed to construct the Commercial Manufacturing Facility and to fund its activities. Therefore, under the agreement all profits, after payment of all royalties, reimbursements and fees, from Telles will first be distributed to ADM until ADM’s cost of constructing the Commercial Manufacturing Facility and any negative net cash flow of Telles funded by ADM have been returned. Once ADM has recovered such amounts, the profits of Telles will be distributed in equal amounts to the parties.

The Commercial Alliance Agreement provides for expansion of the operations of Telles beyond the initial license of 110 million pound annual production through an equally-owned joint venture. While certain principles of the joint venture have been agreed to, the detailed terms and conditions will not be determined until a later date.

Revenue recognition for amounts deferred through September 30, 2009 is expected to commence when the Commercial Phase of the alliance begins. The deferred amounts will be recognized on a straight line basis over the estimated period, of approximately ten years, in which the Company’s obligations are fulfilled in accordance with the Commercial Alliance Agreement. The Company also expects to receive payments from Telles for the compounding services it provides as well as royalty payments. The compounding payments and royalty payments will be due to the Company as Telles sells product to its customers. These payments will be recognized as revenue during the period in which they are earned.

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

8. INCOME TAXES

The Company follows FASB guidance relating to income taxes including guidance, which address accounting for uncertainty in income taxes. The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, and December 31, 2008, respectively, the Company had no accrued interest or penalties recorded related to uncertain tax positions. In addition, the Company has no amounts recorded for any unrecognized tax benefits as of September 30, 2009 or September 30, 2008.

The tax years 2006 through 2008 remain open to examination by federal and state taxing jurisdictions to which the Company is subject, which are primarily in the U.S.

At December 31, 2008 the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of $74,613 and $59,064, respectively.  Included in the federal and state net operating loss carryforwards is approximately $18,600 of deduction related to the exercise of stock options subsequent to the adoption of amended FASB guidance related to stock-based compensation. This amount represents an excess tax benefit as defined under the amended FASB guidance related to stock-based compensation and has not been recorded as a deferred tax asset. The Company’s existing federal and state net operating loss carryforwards begin to expire in 2009. The Company also had available research and development credits for federal and state income tax purposes of approximately $2,803 and $2,216 respectively. The federal and state research and development credits will begin to expire in 2012 and 2015, respectively. As of December 31, 2008 the Company also had available investment tax credits for state income tax purposes of $112 which also begin to expire in 2009. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.   During the third quarter, the Company finalized a study of the change in control provisions under Internal Revenue Code Section 382. Based on this analysis, the Company has concluded that the net operating loss and research and development credit carryforwards are available to offset future taxable income.  To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30, 2009	December 31, 2008
Employee compensation and benefits	$2,032	$1,618
Pre-commercial manufacturing costs	335	350
Professional services	258	206
Contracted research and development	134	317
Other	1,207	1,096
Total accrued expenses	$3,966	$3,587

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

Joint Research Agreement with The Cooperative Research Centre for Sugar Industry Innovation through Biotechnology

The Company entered a joint research arrangement, known as the Cooperative Research Centre for Sugar Industry Innovation through Biotechnology, with the Commonwealth of Australia and various other parties for the purpose of developing and gaining access to certain intellectual property. The Commonwealth of Australia established the program to enhance the transfer of research outputs into commercial or other outcomes of economic, environmental or social benefit to Australia. The terms of the contract stipulate that the contract commenced on January 1, 2007, and the Company’s funding obligation continues until July 1, 2010. In connection with this agreement the Company was obligated at the beginning of the contract to provide funding in the form of cash in the amount of $805 Australian dollars and in kind contribution in the amount of $2,287 Australian dollars. As of September 30, 2009 the remaining cash portion of the Company’s obligation, denominated in U.S. dollars, is $151 and the total remaining amount of in kind contribution the Company is committed to is $444, denominated in U.S. dollars. The in kind contribution consists of salaries and overhead attributable to research associated with the joint research agreement. The cash and in kind contributions are recorded as research and development expense as incurred, in the consolidated statement of operations.

12. FAIR VALUE MEASUREMENTS

Effective during the first quarter of fiscal year 2009 the Company adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and liabilities. In accordance with this guidance the Company’s assets and liabilities were measured at fair value as of September 30, 2009 and December 31, 2008. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2009.

	Fair value measurements at reporting date using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	9/30/09
Cash equivalents:
Money Market funds	$—	$6,373	$—	$6,373
Short-term investments:
Treasuries		770		770
Government-sponsored enterprises	—	59,520	—	59,520
	$—	$66,663	$—	$66,663

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008.

	Fair value measurements at reporting date using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	12/31/08
Cash equivalents:
Money Market funds	$—	$23,152	$—	$23,152
Commercial paper	—	1,100	—	1,100
Short-term investments:
Treasuries	—	4,000	—	4,000
Commercial paper	—	23,497	—	23,497
Government-sponsored enterprises	—	37,405	—	37,405
	$—	$89,154	$—	$89,154

Short-term investments were valued at September 30, 2009 using information provided by a pricing service based on market observable information, or for investments in money market funds, at calculated net asset values, and are therefore classified as Level 2. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing service applies other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. The Company validates the prices provided by a third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents and short-term investments are determined through market and observable sources and have been classified as Level 2. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services as of September 30, 2009 and December 31, 2008.

In January 2009, the Company implemented the authoritative guidance for fair value measurements and the fair value option for its nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis with no significant impact on  its financial statements.

13. CHANGE IN ACCOUNTING ESTIMATE

In the first quarter of 2009, due to an extended construction period and revised estimated completion date of the Commercial Manufacturing Facility, the Company determined it would extend the period of use of its pre-commercial manufacturing plant by six months to December 2009 from June 2009. In connection with this, the useful lives of the leasehold improvements connected to the pre-commercial manufacturing plant were increased by six months. This change in accounting estimate was adopted prospectively from January 1, 2009. The effect of the change in accounting estimate on the financial statements for the three months ended September 30, 2009 was an increase in loss from operations and net loss of $354 and an increase in loss per share of $0.02. The effect of the change in accounting estimate for the nine months ended September 30, 2009 was a decrease in loss from operations and net loss of $354 and a decrease in net loss per share of $0.02.

14. RELATED PARTIES

The Company recorded $25 and $91 of license and royalty revenue from Tepha, Inc., a related party, during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2008 the Company recorded license and royalty revenue from Tepha, Inc. of $25 and $95, respectively. The Company had no outstanding receivable balance due from Tepha as of September 30, 2009 or December 31, 2008. The Company also had various transactions with its alliance partner ADM, a related party, during the three and nine months ended September 30, 2009 and 2008. The Company had an outstanding receivable balance of $850 due from ADM at September 30, 2009. As of December 31, 2008 there was no significant outstanding receivable balance due from ADM.  For more information on the Company’s related party transactions, please see Note 8 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008.

15. SHAREHOLDER RIGHTS PLAN

On July 7, 2009, the Company adopted a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board’s ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future.  The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s Common Stock.  The following summary description of the Shareholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Company’s Shareholder Rights Plan, which has been previously filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position, management’s strategy, plans and objectives for future operations, plans and objectives for product development and commercialization, plans and objectives for present and future research and development and results of such research and development, plans and objectives for manufacturing, the commercialization of environmentally sustainable, economically attractive alternatives to petroleum-based plastics, chemicals and energy, the commercialization of Mirel™ biobased plastic (“Mirel”) through our alliance with Archer Daniels Midland Company (“ADM”), sales of Mirel as an alternative to petroleum-based plastics, the construction of the Commercial Manufacturing Facility, the production of Mirel at the Commercial Manufacturing Facility, the commercial success of Mirel, the feasibility of extracting bioplastics from plant crops, the commercial viability of plant-produced plastics, recognition of revenue, and management’s plans and expectations for revenue, expenses and capital and working capital requirements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, the following risks: (1) we may not be successful at manufacturing Mirel on a commercial scale in a timely and economical manner, (2) we may not be successful in the development of commercial formulations of Mirel, (3) we may not be successful in the development of plant crops for production of plastics, (4) if there are additional delays or cost increases in ADM’s construction and start-up of the Commercial

Manufacturing Facility, our financial results will be negatively affected, (5) we may not be able to develop manufacturing capacity sufficient to meet demand in an economical manner or at all, (6) we may not achieve market acceptance of our products, (7) we have limited marketing and sales experience and capabilities, (8) we rely heavily on ADM and will rely heavily on future collaborative partners, (9) our success will be influenced by the price of petroleum relative to corn sugar, (10) our future profitability is uncertain, and we have a limited operating history on which you can base your evaluation of our business, (11) we may need to secure additional funding and may be unable to raise additional capital on favorable terms or at all, (12) we may lose key personnel or be unable to attract and retain necessary talent, (13) we may not be able to obtain rights to intellectual property developed by others using our information and technology, (14) intellectual property protection for our products is important and uncertain, (15) a substantial portion of the technology used in our business is owned by or subject to retained rights of third parties, (16) third parties may claim we infringe their intellectual property, (17) we may be unable to manage our growth effectively, (18) we may not be successful in identifying market needs for new technologies and developing new products to meet those needs, (19) our products may be, or may be perceived as being, harmful to human health or the environment, (20) we face and will face substantial competition in several different markets, (21) we are subject to significant foreign and domestic government regulations, including environmental and health and safety regulations, and compliance or failure to comply with these regulations could harm our business, (22) we may not have adequate insurance and may have substantial exposure to payment of product liability claims, (23) potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results, and (24) each segment of our operations is currently conducted at a single location which makes us susceptible to disruptions.

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

Our first platform, which we are commercializing through Telles, a joint venture with Archer Daniels Midland Company, or ADM, is a proprietary, large-scale microbial fermentation system for producing a versatile family of polymers known as polyhydroxyalkanoates, which we have branded under the name Mirel™. Through Telles, we intend to sell these bioplastics as environmentally friendly, but functionally equivalent, alternatives to petroleum-based plastics. In addition, this family of polymers offers superior biodegradability characteristics and can be used in a wide range of commercial applications, including products used in agriculture and horticulture, compost and organic waste diversion bags, marine and aquatic applications, consumer products, business equipment and durable goods, and general packaging materials. Mirel will be produced in a commercial scale plant designed for a 110 million pound annual capacity, or the Commercial Manufacturing Facility, which is presently under construction by ADM in Clinton, Iowa. ADM is targeting completion of the Commercial Manufacturing Facility in November 2009, and the start-up process has begun in several sections of the plant. The Commercial Manufacturing Facility will produce biobased and biodegradable Mirel plastic using corn sugar, an abundant agriculturally-produced renewable resource. We are currently producing pre-commercial quantities of Mirel jointly with ADM at a small scale pre-commercial manufacturing facility.

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

As of September 30, 2009, we had an accumulated deficit of $158,315 and total stockholders’ equity was $34,344.

Collaborative Arrangements

Our strategy for collaborative arrangements is to retain substantial participation in the future economic value of our technology while receiving current cash payments to offset research and development costs and working capital needs. By their nature, these agreements are complex and have multiple elements that cover a variety of present and future activities.

We entered into our alliance with ADM in 2004. As of September 30, 2009, all payments received from ADM have been recorded as deferred revenue on our balance sheet. We expect that future payments from ADM, through at least the Construction Phase of the Commercial Alliance Agreement, will be classified as deferred revenue as well. The “Construction Phase” of the commercial alliance will end, and the “Commercial Phase” will begin, upon the achievement of a milestone referred to in the Commercial Alliance Agreement as “First Commercial Sale.”  Achievement of this milestone requires the sale by Telles to third parties of at least one million pounds of Mirel manufactured at the Commercial Manufacturing Facility. Sales must meet certain criteria, including a minimum order size, and payment must be received from the customer in order for such sales to contribute towards the First Commercial Sale milestone. We expect to begin recognizing this deferred revenue when the Commercial Phase of the Alliance begins. All amounts will be recognized on a straight-line basis over the estimated period, of approximately ten years, in which our obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement.

We received the following payments from these arrangements to offset operating cash needs:

•                  upfront payment of $3,000 from ADM in November 2004;

•                  milestone payments of $2,000 from ADM in May 2006;

•                  support payments of $22,050 from ADM, on behalf of Telles, through June 30, 2009

•                  cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Technology Alliance and Option Agreement of $1,209; and

•                  cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Commercial Alliance Agreement of $7,818.

During the commercial alliance, ADM will construct, finance, own and operate the Commercial Manufacturing Facility through a manufacturing agreement with Telles, and we will provide or procure compounding services to convert the output from the Commercial Manufacturing Facility into forms that are suitable for various commercial applications.

We expect to incur increased research and development expenses through the Construction Phase of the ADM agreement for pre-commercial manufacturing and product development activities as we continue to develop, test, and refine product to meet the specification requirements of our customers. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to product development are expected to decrease as these expenses will be transferred to Telles. During the transition period between the initial start-up of the Commercial Manufacturing Facility and the commencement of the Commercial Phase, we will continue to bear these expenses.

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

Even though Telles is a separate legal entity owned equally by us and ADM, ADM will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish compounding operations for the joint venture. Therefore, under our agreement all profits, after payment of all royalties, reimbursements and fees, from Telles will first be distributed to ADM until ADM’s cost of constructing the Commercial Manufacturing Facility and any negative net cash flow of Telles funded by ADM have been returned. Once ADM has recovered such amounts, the profits of Telles will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a Ledger Account has been established to record the respective investments made by the parties. As of September 30, 2009, the balance of the ADM Ledger Account was $368,625 and this balance is expected to increase as the construction of the Commercial Manufacturing Facility progresses and Telles becomes operational.

United States Government Contracts and Grants

As of September 30, 2009, expected gross proceeds of $600 remain to be received under our government contracts and grants, which include amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance under the various contracts.

The status of our United States government contracts and grants is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	September 30, 2009	September 30, 2009	Expiration

Integrated Bio-Engineered Chemicals	Department of Commerce	$2,000	$1,749	$251	October 2009

Blow Molded Bioproducts From Renewable Plastics	Department of Agriculture	349	—	349	September 2010
Total		$2,349	$1,749	$600

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2009 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and nine months ended September 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

In the first quarter of 2009, due to an extended construction period and revised estimated completion date of the Commercial Manufacturing Facility, the Company determined it would extend the period of use of its pre-commercial manufacturing plant by six months to December 2009 from June 2009. In connection with this, the useful lives of the leasehold improvements connected to the pre-commercial manufacturing plant were increased by six months. This change in accounting estimate was adopted prospectively from January 1, 2009. The effect of the change in accounting estimate on the financial statements for the three months ended September 30, 2009 is an increase in loss from operations and net loss of $354 and an increase in loss per share of $0.02. The effect of the change in accounting estimate for the nine months ended September 30, 2009 is a decrease in loss from operations and net loss of $354 and a decrease in net loss per share of $0.02.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

Revenue

	Three Months Ended
	September 30,
	2009	2008	Change
Research and development revenue	$49	$27	$22
License fee and royalty revenue from related parties	25	25	—
License fee revenue	10	—	10
Grant revenue	527	299	228
Total revenue	$611	$351	$260

Total revenue was $611 and $351 for the three months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009 we recognized $49 of research and development revenue compared to $27 for the respective period in 2008. Research and development revenue is derived from research and development services and delivery of sample product produced from our pre-commercial manufacturing facility. Grant revenue increased during the three months ended September 30, 2009 to $527 from $299 during the three months ended September 30, 2008, primarily as a result of increased activity relating to the Integrated Bio-Engineered Chemicals Program.

Expenses

	Three Months Ended
	September 30,
	2009	2008	Change
Research and development expenses, including cost of revenue	$6,173	$6,571	$(398)
Selling, general, and administrative expenses	3,968	4,048	(80)
Total operating expense	$10,141	$10,619	$(478)

Research and development expenses, including cost of revenue

Research and development expenses were $6,173 and $6,571 for the three months ended September 30, 2009 and 2008, respectively. The decrease of $398 was primarily due to a reduction in pre-commercial manufacturing and sponsored research costs partially offset by increased payroll and related benefit expenses and licensing expenses. Pre-commercial manufacturing costs were $1,048 for the three months ended September 30, 2009 compared to $1,634 for the respective period in 2008. The decrease was primarily due to improvements in our production process made during the last year as we continue to focus our attention on reducing manufacturing costs, moving certain manufacturing processes in-house and improving the quality of our pre-commercial manufacturing material. Payroll and benefit related expenses increased to $2,801 for the three months ended September 30, 2009 compared to $2,576 for the respective period in 2008. The increase of $225 was primarily due to the addition of new employees and related benefit expenses. License fees increased to $248 for the three months ended September 30, 2009 compared to $21 for the respective period in 2008. The increase is attributable to an intellectual property licensing agreement.

We expect to incur increased research and development expenses through the Construction Phase of the ADM agreement for pre-commercial manufacturing and product development activities as we continue to develop, test, and refine product to meet the specification requirements of our customers. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to product development are expected to decrease as these expenses will be transferred to Telles. During the transition period between the initial start-up of the commercial manufacturing facility and the commencement of the Commercial Phase, we will continue to bear these expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $3,968 and $4,048 for the three months ended September 30, 2009 and 2008, respectively. Although selling, general, and administrative expenses were fairly consistent for the comparative three month periods we expect that these expenses will increase through the Construction Phase of the ADM agreement due to increasing payroll and expanding infrastructure to support sales and marketing efforts relating to the global commercialization of Mirel. Upon the commencement of the Commercial Phase of the agreement, selling, general, and administrative expenses are expected to decrease as the cost of sales and marketing efforts will be transferred to Telles. During the transition period between the initial start-up of the commercial manufacturing facility and the commencement of the Commercial Phase, we will continue to bear these expenses.

Other Income (Net)

	Three Months Ended
	September 30,
	2009	2008	Change
Total other income (net)	$113	$540	$(427)

Other income (net) was $113 and $540 for the three months ended September 30, 2009 and 2008, respectively. Other income (net) during both periods consisted of investment income. The decrease of $427 was primarily due to a market decline in investment yields during the period, our decision to convert a majority of our investment portfolio to lower risk/lower yield U.S. Federal Treasury Notes and government-backed Federal Agency Notes, and a decrease in average cash and short-term investments held during the comparative three month periods.

Results of Operations

Comparison of the Nine Months Ended September 30, 2009 and 2008

Revenue

	Nine Months Ended
	September 30,
	2009	2008	Change
Research and development revenue	$79	$106	(27)
License fee and royalty revenue from related parties	91	95	(4)
License fee revenue	10	—	10
Grant revenue	1,040	955	85
Total revenue	$1,220	$1,156	64

Total revenue was $1,220 and $1,156 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 we recognized $79 of research and development revenue compared to $106 for the respective period in 2008. Research and development revenue is derived from research and development services and delivery of sample product produced from our pre-commercial manufacturing facility. Grant revenue increased during the nine months ended September 30, 2009 to $1,040 from $955 during the nine months ended September 30, 2008, primarily as a result of increased activity relating to the Integrated Bio-Engineered Chemicals Program.

Expenses

	Nine Months Ended
	September 30,
	2009	2008	Change
Research and development expenses, including cost of revenue	$18,504	$18,513	$(9)
Selling, general, and administrative expenses	11,620	12,193	(573)
Total operating expense	$30,124	$30,706	$(582)

Research and development expenses, including cost of revenue

Research and development expenses were $18,504 and $18,513 for the nine months ended September 30, 2009 and 2008, respectively. The decrease of $9 was primarily due to the net result of the addition of new employees and related benefit expenses, expenses related to the expansion of our research activities and licensing expenses offset by a reduction in pre-commercial manufacturing costs. Payroll and benefit related costs were $8,591 for the nine months ended September 30, 2009 compared to $6,965 for the respective period in 2008. The increase of $1,626 was primarily the result of hiring personnel to support our pre-commercial manufacturing process and microbial and plant research programs.  Expenses relating to research and development supplies increased to $681 for the nine months ended September 30, 2009 compared to $501 for the respective period in 2008.  Expenses relating to licensing agreements increased to $362 for the nine months ended September 30, 2009 compared to $87 for the respective period in 2008. The increase is attributable to an intellectual property licensing agreement. Pre-commercial manufacturing costs were $3,201 for the nine months ended September 30, 2009 compared to $5,279 for the respective period in 2008. The decrease of $2,078 was primarily due to improvements in our production process made during the last year as we continue to focus our attention on reducing manufacturing costs, moving certain manufacturing processes in-house and improving the quality of our pre-commercial manufacturing material.

We expect to incur increased research and development expenses through the Construction Phase of the ADM agreement for pre-commercial manufacturing and product development activities as we continue to develop, test, and refine product to meet the specification requirements of our customers. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to product development are expected to decrease as these expenses will be transferred to Telles. During the transition period between the initial start-up of the commercial manufacturing facility and the commencement of the Commercial Phase, we will continue to bear these expenses.

Selling, general, and administrative expenses

Selling, general and administrative expenses were $11,620 and $12,193 for the nine months ended September 30, 2009 and 2008, respectively. The decrease of $573 was primarily attributable to a decrease in stock-based compensation expense, a decrease in recruiting expense and lower depreciation expense during the period. Stock-based compensation expense decreased to $2,224 for the nine months ended September 30, 2009 from $2,436 for the comparable period in 2008. Stock-based compensation decreased mainly as a result of the completion, in May 2008, of the vesting period for certain options granted to our Board of Directors and an officer of the company. Recruiting expense also decreased to $54 for the nine months ended September 30, 2009 compared to $377 for the comparable period in 2008. The decrease of $323 in recruiting expense is primarily attributable to the recruitment of our CEO and CFO during the nine months ended September 30, 2008. The decrease in selling, general and administrative expenses was partially offset by increased employee compensation and benefit related expenses as a result of increased headcount.

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

Other Income (Net)

	Nine Months Ended
	September 30,
	2009	2008	Change
Total other income (net)	$706	$2,449	$(1,743)

Other income (net) was $706 and $2,449 for the nine months ended September 30, 2009 and 2008, respectively. Other income (net) during both periods consisted of investment income. The decrease of $1,743  was primarily due to a market decline in investment yields during the period, our decision to convert a majority of our investment portfolio to lower risk/lower yield U.S. Federal Treasury Notes and government-backed Federal Agency Notes, and a decrease in average cash and short-term investments held during the comparative nine month periods.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

We fund our cash requirements primarily through the following methods:

• our strategic alliance with ADM;

• government grants;

• equity financing; and

• interest earned on cash and short-term investments.

Currently our products are in the pre-commercial stage of development, and large-scale commercial sales have not begun. In addition, we have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of September 30, 2009, we had an accumulated deficit of $158,315. Our total unrestricted cash, cash equivalents and short-term investments as of September 30, 2009 were $70,065 as compared to $91,096 at December 31, 2008. As of September 30, 2009, we had no outstanding debt.

Our cash, cash equivalents and short-term investments at September 30, 2009 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital to support the growth of our business. As of September 30, 2009 we had restricted cash of $593. Restricted cash consists of $493 held in connection with the lease agreement for our Erie Street facility in Cambridge, Massachusetts and $100 held in connection with our corporate credit card program. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. At September 30, 2009, we were in compliance with this policy.

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

Net cash used in operating activities increased to $19,898 during the nine months ended September 30, 2009 from $14,697 during the nine months ended September 30, 2008. Net cash used during the nine months ended September 30, 2009 primarily reflects the net loss for the period partially offset by non-cash expenses, including stock-based compensation of $3,426, depreciation expense of $2,019 and the Company’s 401(k) matching stock compensation of $406. The increase in cash used in operating activities during the nine months ended September 30, 2009 as compared to the respective period in 2008 was primarily due to a decrease in pre-commercial cost sharing payments received from ADM and a decrease in funds received from investment income as a result of lower investment yields and lower average funds available for investing. We received $444 in pre-commercial cost sharing payments from ADM during the nine months ended September 30, 2009 compared to $2,611 during the respective period in 2008. Pre-commercial cost sharing payments were lower during the nine months ended September 30, 2009 due to a reduction in pre-commercial manufacturing costs. We received $706 in funds from investment income during the nine months ended September 30, 2009 compared to $2,449 for the respective period in 2008.

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

Net cash provided by investing activities was $3,404 during the nine months ended September 30, 2009 compared to $18,511 for the respective period in 2008. Net cash provided by investing activities during the nine months ended September 30, 2009 primarily represents net cash of $4,245 from the purchase, sale and maturity of short-term investments and a cash outflow of $911 for the purchase of equipment used for research purposes.

Net cash provided by financing activities was $75 and $788 for the nine months ended September 30, 2009 and 2008, respectively. The cash provided by financing activity during the nine months ended September 30, 2009 and 2008 was solely attributable to proceeds received from the exercise of stock options and warrants.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2009 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$355	$215	$90	$50	$—
Operating lease obligations	5,119	1,244	2,310	1,565	—
Total	$5,474	$1,459	$2,400	$1,615	$—

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

We recorded $25 and $91 of license and royalty revenue from Tepha, Inc., a related party, during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2008 we recorded license and royalty revenue from Tepha, Inc. of $25 and $95, respectively. We had no outstanding receivable balance due from Tepha as of September 30, 2009 or December 31, 2008. We also had various transactions with our alliance partner ADM, a related party, during the three and nine months ended September 30, 2009 and 2008. We had an outstanding receivable balance of $850 due from ADM at September 30, 2009. As of December 31, 2008 there was no significant outstanding receivable balance due from ADM.  For more information on our related party transactions, please see Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed,  management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.

Recently Issued Accounting Standards

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05. ASU 2009-05 amends Accounting Standards Codification Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on our financial position or results of operations; however, this standard may impact us in future periods.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). The consensus to EITF Issue No. 08-01, Revenue Arrangements with Multiple Deliverables, or EITF 08-01, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Where fair value can be established, there is still a requirement to establish stand-alone value. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard on our financial position and results of operations and which method of adoption we will apply once this standard is effective.

Other Recently Issued Accounting Standards

In June 2009, the FASB issued the following two new accounting standards, which have not yet been integrated into the Codification:

•      SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166; and

•      SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167

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

Recently Adopted Accounting Standards

Effective January 1, 2009, we implemented a newly issued accounting standard for business combinations. This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The adoption of this standard did not impact our financial position or results of operations as it is applicable to acquisitions completed after January 1, 2009 and we did not complete any business combination transactions during the first nine months of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

ITEM 1A. RISK FACTORS

Except as listed below, there have been no material changes in information regarding our risk factors as described in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2008, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

We cannot predict the costs of producing biobased plastics in plant crops, given the stage of development of this program. The anticipated methods for manufacturing biobased plastics in crops, and for producing chemicals and energy, are highly complex processes in which a variety of difficulties may arise and there are extensive regulatory requirements to be met. Given these uncertainties, we may not be able to successfully produce biobased plastics in plant crops in an economical manner.

If ADM does not successfully build and start up the Commercial Manufacturing Facility on time and on budget, our financial results will be negatively affected.

The cost of planning, designing, constructing and operating the Commercial Manufacturing Facility being developed to serve the alliance with ADM, and the cost of ancillary facilities and services related to the production of Mirel by Telles, is very significant. ADM has advanced and will continue advancing a disproportionate share of the financial capital needed for such activities and, therefore, under our agreement all profits, after payment of all royalties, reimbursements and fees, from Telles will first be distributed to ADM until ADM’s cost of constructing the Commercial Manufacturing Facility and any negative net cash flow of Telles funded by ADM have been returned. Previously, we expected that commercial quantities of Mirel from the Commercial Manufacturing Facility would be available for customers by December 2008. We now expect that initial fermentations will be conducted in December 2009, with recovery operations to immediately follow. If there are further difficulties, delays or other unforeseen issues with the construction and start-up of the Commercial Manufacturing Facility, the cost of such activities will almost certainly increase, we may incur additional unreimbursed pilot manufacturing, product development, sales and marketing costs until the Commercial Phase of the alliance begins, and the revenue from sales, if any, of Mirel and the distribution of profits, if any, to us will be further delayed.

We may not be able to develop manufacturing capacity sufficient to meet demand in an economical manner or at all.

The initial phase of the Commercial Manufacturing Facility is being completed in modular increments.  We cannot assure you that we will have the necessary funds to finance the  construction of the remaining modules or any improvements to the Commercial Manufacturing Facility or that ADM will pay its share of the costs incurred by Telles, or that we will be able to develop this manufacturing infrastructure in a timely or economical manner, or at all. ADM could experience financial or other setbacks unrelated to our collaboration that could, nevertheless, adversely affect us. If the Commercial Manufacturing Facility is not constructed to its full design capacity of 110 million pounds, or does not achieve that capacity in actual operations, or if construction to full capacity is not completed in a timely manner, Mirel may not reach its full market potential, because Telles may not be able to meet market demand for Mirel, and because Mirel manufacturing costs may not be economical. Also, the expansion of a commercial-scale manufacturing facility is complex and expensive. If demand for Mirel increases beyond the scope of the Commercial Manufacturing Facility being built to serve Telles, we may incur significant expenses in the expansion and/or construction of manufacturing facilities and increases in personnel in order to increase manufacturing capacity.

We may not achieve market acceptance of our products.

Telles currently has only limited customer commitments for commercial quantities of Mirel. Market acceptance of Mirel and our future products will depend on numerous factors, many of which are outside of our control, including among others:

•                  public acceptance of such products;

•                  ability to produce products of consistent quality that offer functionality comparable or superior to existing or new polymer products;

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

We have had net operating losses since being founded in 1992. At September 30, 2009, our accumulated deficit was approximately $158 million. Since 1992, we have been engaged solely in research and development and other pre-commercial and early-stage commercial activities. As a part of our strategic alliance, ADM Polymer is constructing the commercial scale Commercial Manufacturing Facility for Mirel.We expect that initial fermentations will be conducted in December 2009, with recovery operations to immediately follow, and we expect that it will require an additional period of time to ramp up production. Until such time, Telles will not have significant revenues from sales of Mirel. No Telles profits will be distributed to us until ADM’s cost of constructing the Commercial Manufacturing Facility and any negative net cash flow of Telles funded by ADM have been returned to ADM. Because we have a limited history of commercial operations and we operate in a rapidly evolving industry, we cannot be certain that we will generate sufficient revenue to operate our business and become profitable.

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

We have consumed substantial amounts of capital since our inception in 1992 for our research and development activities. Although we believe our unrestricted cash, cash equivalents and short-term investments of approximately $70 million as of September 30, 2009, will be sufficient to fund our anticipated cash requirements for at least the next 24 months, we may require significant additional financing in the future to fund our operations. We cannot assure you that additional financing will be available on terms acceptable to us, or at all. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through the use of existing cash resources and through strategic collaborations, governmental research grants, and/or by licensing all or a portion of our programs or technology. We may also seek additional funds through private or public sales of our securities, or debt financings. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Further, additional funding may significantly dilute existing stockholders.

We may not be able to obtain rights to intellectual property developed by others using our information and technology, which could limit our ability to compete.

We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, and other advisors. These agreements generally provide that inventions conceived by that party in the course of rendering services to us will be our exclusive property or that we will have the option to license such rights. We also enter into material transfer agreements with potential customers and vendors, prohibiting the other party from disclosing or filing a patent that discloses certain results of their evaluation of our developmental materials. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained intellectual property rights is difficult, expensive and time consuming and the outcome is unpredictable. The failure to obtain such rights for Metabolix or to prevent others from obtaining such rights could adversely affect our competitive position.

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

We also rely on trademarks to establish a market identity for our products. We and Telles currently have five registered trademarks in the United States and six pending trademark applications filed with the U.S. Patent and Trademark Office in addition to registrations and pending application in foreign jurisdictions. We expect to file additional applications as new trademarks are selected for our products, but because of the costs of filing and prosecuting such applications, there will be many countries in which we will choose not to file applications. To maintain the value of our trademarks, we might have to file lawsuits against third parties to prevent them from using trademarks confusingly similar to or dilutive of our registered or unregistered trademarks. Also, we might not obtain registrations for our pending or future trademark applications, and might have to defend our registered trademark and pending trademark applications from challenge by third parties. Enforcing or defending our registered and unregistered trademarks might result in significant litigation costs and damages, including the inability to continue using certain trademarks. In the event that we are unable to continue using certain trademarks, we may be forced to rebrand our products, which could result in the loss of brand recognition, and could require us to devote resources to advertise and market brands.

Each segment of our operations is currently conducted at a single location, which makes us susceptible to disasters or other disruptions.

Our pre-commercial manufacturing recovery operations are currently conducted at a single location in Fort Mill, South Carolina. As part of our joint venture with ADM, ADM is constructing the Commercial Manufacturing Facility at a single location in Clinton, Iowa, where Telles will initially conduct all of its commercial manufacturing operations. Our research and development operations are located at a single facility in Cambridge, Massachusetts. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of critical research results and of computer data. However, a natural disaster, such as a fire, flood or earthquake, or a disruption due to mechanical failure, human error, business failure of a contractor, labor strikes or vandalism, could damage or destroy our equipment, inventory, our microbial strains, plants or other biological materials, or result in the loss of data from our information technology systems. This could delay our research and development programs and could cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters or business interruptions may not be adequate to cover our losses in any particular case.

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

Prior to November 10, 2006, there was no public market for our common stock. An active trading market for shares of our common stock may not be sustained on a consistent basis. The public trading price for our common stock will be affected by a number of factors, including:

•                 reported progress of our business and technology development, including start-up of the Commercial Manufacturing Facility, relative to investor expectations;

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On July 9, 2009, the Company issued 9,958 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2009, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company has received a grant from the USDA Cooperative State Research, Education, and Extension Service (CSREES). The award will be used by the Company to further enhance biobased, biodegradable resins suitable for blow molding operations. This USDA award will fund a program designed to produce advanced formulations of bioplastic for use on commercial scale equipment running at manufacturing speed. Advances in polyhydroxyalkanoate (PHA) formulation and processing technology developed in an earlier phase of this project demonstrated the feasibility of blow molding Mirel bioplastics at laboratory scale. This program seeks to improve Mirel formulations with the necessary physical properties required for blow molded parts at industrial scale.

The Company has completed a field trial of tobacco, genetically engineered to express PHA biobased polymers. The Company obtained the necessary permits from the U.S. Department of Agriculture Animal Plant Health Inspection Service (APHIS) to perform an open air field trial in March of 2009, and field trial experiments were completed in early October. The trial was performed on 0.8 acres of land and provided valuable data and information relating to polymer production, with the best plants producing 3-5% PHA. This furthers development of Metabolix crop technologies for the co-production of biobased plastics in non-food bioenergy crops.

In October 2009, Telles, our joint venture with ADM, submitted a dossier to the FDA for Mirel food contact notification. This dossier is made up of the results of a number of extraction studies conducted under specific guidelines as well as a polymer analysis and other information.  The dossier addressed applications for all food types in conditions ranging from frozen food contact to contact with boiling water.  After submittal of a dossier, the FDA has up to 120 days to ask for clarification of information included in the dossier, additional testing or to modify the submitted approach.   Once this time period has elapsed, assuming no objections from the FDA or required additional analyses, one is free to pursue the submitted food contact segments.

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, employees, and entities affiliated with our directors to enter into trading plans complying with Rule 10b5-l under the Exchange Act , as amended. We have been advised that during the quarter ended September 30, 2009, Sarah P. Cecil, Anthony J. Sinskey, Johan van Walsem, and the Metabolix 2006 GRAT II entered into trading plans in accordance with Rule 10b5-l and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including revisions or termination of an established trading plan.

ITEM 6. EXHIBITS

3.1

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Metabolix, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock, filed as an exhibit to the Company’s Registration Statement on Form 8-A on July 8, 2009 and incorporated herein by reference.

4.1

Shareholder Rights Agreement, dated as of July 7, 2009, between Metabolix, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, filed as an exhibit to the Company’s Registration Statement on Form 8-A on July 8, 2009 and incorporated herein by reference.

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

METABOLIX, INC.

November 3, 2009	By:	/s/ Richard P. Eno
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2009	By:	/s/ Joseph D. Hill
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)