Form 10-Q
period 2010-03-31
METABOLIX, INC.
filed 2010-05-03
CIK 1121702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2010 was 26,734,942.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended March 31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

METABOLIX, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$13,802	$10,814
Short-term investments	69,037	81,388
Accounts receivable (billed and unbilled)	1	22
Due from related parties	270	365
Prepaid expenses and other current assets	675	764
Total current assets	83,785	93,353
Restricted cash	622	593
Property and equipment, net	3,172	3,513
Other assets	95	95
Total assets	$87,674	$97,554

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$27	$626
Accrued expenses	2,750	3,746
Current portion of deferred rent and other current liabilities	241	190
Total current liabilities	3,018	4,562
Deferred rent	511	552
Long-term deferred revenue	37,392	37,299
Other long-term liabilities	100	97
Total liabilities	41,021	42,510
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock ($0.01 par value per share): 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at March 31, 2010 and December 31, 2009; 26,591,662 and 26,514,076 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	266	265
Additional paid-in capital	224,254	222,831
Accumulated other comprehensive income	9	22
Accumulated deficit	(177,876)	(168,074)
Total stockholders’ equity	46,653	55,044
Total liabilities and stockholders’ equity	$87,674	$97,554

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Research and development revenue	$150	$6
License fee and royalty revenue from related parties	30	25
Grant revenue	—	230
Total revenue	180	261

Operating expense:
Research and development expenses, including cost of revenue	6,168	6,008
Selling, general, and administrative expenses	3,869	3,714
Total operating expenses	10,037	9,722
Loss from operations	(9,857)	(9,461)

Other income (expense):
Interest income, net	55	352
Net loss	$(9,802)	$(9,109)

Net loss per share:
Basic and Diluted	$(0.37)	$(0.40)

Number of shares used in per share calculations:
Basic and Diluted	26,536,924	22,975,459

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(9,802)	$(9,109)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	435	629
Charge for 401(k) company common stock match	133	160
Stock-based compensation	1,110	1,019
Gain on sale of equipment	—	(70)
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	21	76
Due from related party	—	(44)
Prepaid expenses and other assets	89	(340)
Accounts payable	(599)	(822)
Accrued expenses	(1,024)	(203)
Deferred rent	(41)	(41)
Deferred revenue	239	119
Net cash used in operating activities	(9,439)	(8,626)

Cash flows from investing activities
Purchase of property and equipment	(94)	(137)
Change in restricted cash	(29)	—
Proceeds from the sale of equipment	—	70
Purchase of short-term investments	(7,541)	(37,979)
Proceeds from the sale and maturity of short-term investments	19,879	33,853
Net cash provided by (used in) investing activities	12,215	(4,193)

Cash flows from financing activities
Proceeds from options exercised	212	20
Net cash provided by financing activities	212	20

Net increase (decrease) in cash and cash equivalents	2,988	(12,799)
Cash and cash equivalents at beginning of period	10,814	26,194
Cash and cash equivalents at end of period	$13,802	$13,395

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2010 and 2009.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC.

2. ACCOUNTING POLICIES

There has been no material change in accounting policies since the Company’s fiscal year ended December 31, 2009, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.

3. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

Recently Adopted Accounting Standards

Effective January 1, 2010, the Company adopted a newly issued accounting standard which provides guidance for the consolidation of variable interest entities and requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amended consolidation guidance for variable interest entities replaces the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the variable interest entity. The Company evaluated the Telles joint venture as a variable interest entity and determined that it is not required to consolidate Telles under this accounting standard. As a result, the adoption of this standard did not have an impact on the Company’s financial position or results of operations. Determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously and changes to existing relationships or future transactions may result in the Company consolidating the Telles joint venture or other arrangements.

In January 2010, the Company adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount.

In June 2009, a new accounting standard was issued relating to information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the general accounting principles for the consolidation of variable interest entities that are qualifying special-purpose entities. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard did not have an impact on the Company’s  financial position or results of operations.

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

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and net unrealized gains or losses on marketable securities. Total comprehensive loss for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(9,802)	$(9,109)
Other comprehensive income:
Change in unrealized gain on investments	(13)	(166)
Total other comprehensive income	(13)	(166)
Comprehensive loss	$(9,815)	$(9,275)

5. BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include stock options and warrants. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported there is no difference in basic and dilutive loss per share.

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2010 and 2009, respectively, are shown below:

	Three Months Ended
	March 31,
	2010	2009
Options	3,273,239	2,735,107
Warrants	4,086	4,086
Total	3,277,325	2,739,193

6. STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense, related to employee stock option awards, of $1,104 and $1,107 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, there was approximately $8,917 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.6 years.

A summary of option activity for the three months ended March 31, 2010 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2009	3,138,829	$11.04
Granted	342,400	9.79
Exercised	(68,372)	3.10
Cancelled	(139,618)	14.21
Outstanding at March 31, 2010	3,273,239	10.94

Options exercisable at March 31, 2010	1,870,096

Weighted average grant date fair value of options granted during the three months ended March 31, 2010		$6.64

For the three months ended March 31, 2010 and 2009, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Three Months Ended
	March 31,
	2010	2009
Expected dividend yield	—	—
Risk-free rate	2.35% - 2.59%	1.67% - 2.00%
Expected option term (in years)	5.6	5.4
Volatility	80%	81%

Non-employee Stock Option Awards

The compensation expense related to non-employee stock options is generally recognized over a period of four years. The grants generally vest quarterly and such vesting is contingent upon future services provided by the consultants to the Company. The Company recorded a non-employee stock-based compensation expense of $6 for the three months ended March 31, 2010. For the three months ended March 31, 2009 the Company recorded a benefit of $88. Options remaining unvested for non-employees are subject to remeasurement each reporting period prior to vesting in full. Since the fair market value of the options issued to non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges.

7. SIGNIFICANT COLLABORATION

On November 3, 2004, the Company signed an agreement with ADM Polymer Corporation (“ADM”), a subsidiary of Archer Daniels Midland Company, to establish an alliance whereby the Company would provide technology, licenses and research and development services, and ADM would provide manufacturing services and capital necessary to produce polyhydroxyalkanoate (“PHA”) polymers on a commercial scale.

On July 12, 2006, ADM exercised an option to enter into a commercial alliance for further research, development, manufacture, use and sale of PHA polymers on the terms and conditions set forth in the Commercial Alliance Agreement. The first product of this alliance is a family of bioplastics branded under the name MirelTM.

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

The Commercial Alliance Agreement called for Telles to pay the Company quarterly support payments of $1,575 each. The last of fourteen quarterly support payments was received as of June 30, 2009. All quarterly support payments received from ADM on behalf of Telles, totaling $22,050, have been recorded as deferred revenue on the Company’s balance sheet.

During the “Construction Phase” of the agreement all pre-commercial material production expenses incurred by ADM and the Company are shared equally. Accordingly, from the execution of this agreement in July 2006 through March 31, 2010, ADM has reimbursed the Company $8,864. All amounts received from ADM, prior to the “Commercial Phase,” relating to this agreement are recorded as deferred revenue. The Company will continue to defer recognition of these and future payments received from ADM during the Construction Phase of the agreement.

The Construction Phase of the commercial alliance will end, and the Commercial Phase will begin, upon the achievement of a milestone referred to in the Commercial Alliance Agreement as “First Commercial Sale.” Achievement of this milestone requires the sale by Telles to third parties of at least one million pounds of Mirel manufactured at the Commercial Manufacturing Facility. Qualifying sales must meet certain criteria, including a minimum order size, product acceptance by the customers in accordance with the terms of their contracts, and receipt of payment, in order for such sales to contribute towards the First Commercial Sale milestone.

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

Revenue recognition for amounts deferred through March 31, 2010 is expected to commence when the Commercial Phase of the alliance begins. The deferred amounts will be recognized on a straight line basis over the estimated period, of approximately ten years, in which the Company’s obligations are fulfilled in accordance with the Commercial Alliance Agreement. The Company also expects to receive payments from Telles for the compounding services it provides as well as royalty payments. The compounding payments and royalty payments will be due to the Company as Telles sells product to its customers. These payments will be recognized as revenue during the period in which they are earned.

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

8. INCOME TAXES

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of March 31, 2010 or March 31, 2009.

The tax years 2006 through 2009 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010, and December 31, 2009, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

At December 31, 2009 the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of $105,427 and $75,080, respectively. Included in the federal and state net operating loss carryforwards is approximately $18,935 of deduction related to the exercise of stock options subsequent to the adoption of amended accounting guidance related to stock-based compensation. This amount represents an excess tax benefit as defined under the amended accounting guidance related to stock-based compensation and has not been recorded as a deferred tax asset. The Company’s existing federal and state net operating loss carryforwards began to expire in 2010. The Company also had available research and development credits for federal and state income tax purposes of approximately $3,947 and $2,447, respectively. The federal and state research and development credits will begin to expire in 2014 and 2016, respectively. As of December 31, 2009 the Company also had available investment tax credits for state income tax purposes of $92 which also began to expire in 2010. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through March 31, 2010 to assess whether utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of  the Internal Revenue Code of 1986. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31, 2010	December 31, 2009
Employee compensation and benefits	$1,271	$2,505
Material production cost	339	279
Professional services	264	193
Contracted research and development	71	10
Other	805	759
Total accrued expenses	$2,750	$3,746

10. SEGMENT INFORMATION

The Company operates in one segment. There have been no changes in the segment information since the fiscal year ended December 31, 2009, as described in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Joint Research Agreement with The Cooperative Research Centre for Sugar Industry Innovation through Biotechnology

The Company entered a joint research arrangement, known as the Cooperative Research Centre for Sugar Industry Innovation through Biotechnology, with the Commonwealth of Australia and various other parties for the purpose of developing and gaining access to certain intellectual property. The Commonwealth of Australia established the program to enhance the transfer of research outputs into commercial or other outcomes of economic, environmental or social benefit to Australia. The terms of the contract stipulate that the contract commenced on January 1, 2007, and the Company’s funding obligation continues until July 1, 2010. In connection with this agreement the Company was obligated to provide funding in the form of cash in the amount of $805 Australian dollars and in kind contribution in the amount of $2,287 Australian dollars. As of March 31, 2010 the remaining cash portion of the Company’s obligation, denominated in U.S. dollars, is $53 and the total remaining amount of in kind contribution the Company is committed to is $156, denominated in U.S. dollars. The in kind contribution consists of salaries and overhead attributable to research associated with the joint research agreement. The cash and in kind contributions are recorded as research and development expense as incurred, in the consolidated statement of operations.

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

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

The Company’s financial assets classified as Level 2 have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2010 or December 31, 2009.

The following tables set forth the Company’s financial assets that were recorded at fair value as of March 31, 2010 and December 31, 2009. To conform prior year figures to current year presentation, $8,116 of money market funds have been reclassified from Level 2 to Level 1 as of December 31, 2009.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	3/31/10
Cash equivalents:
Money Market funds	$9,494	$—	$—	$9,494
Short-term investments:
Treasuries	—	10,372	—	10,372
Government-sponsored enterprises	—	58,665	—	58,665
	$9,494	$69,037	$—	$78,531

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	12/31/09
Cash equivalents:
Money Market funds	$8,116	$—	$—	$8,116
Government-sponsored enterprises	—	1,490	—	1,490
Short-term investments:
Treasuries	—	8,939	—	8,939
Government-sponsored enterprises	—	72,449	—	72,449
	$8,116	$82,878	$—	$90,994

13. RELATED PARTIES

The Company recorded $30 and $25 of license and royalty revenue from Tepha, Inc., a related party, during the three months ended March 31, 2010 and 2009, respectively. The Company had no outstanding receivable balance due from Tepha as of March 31, 2010 or December 31, 2009. The Company also had various transactions with its alliance partner ADM, a related party, during the three months ended March 31, 2010 and 2009. The Company had an outstanding receivable balance of $270 and $365 due from ADM at March 31, 2010 and December 31, 2009, respectively. For more information on the Company’s related party transactions, please see Note 8 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position, management’s strategy, plans and objectives for future operations, plans and objectives for product development and commercialization, plans and objectives for present and future research and development and results of such research and development, plans and objectives for manufacturing, the commercialization of environmentally sustainable, economically attractive alternatives to petroleum-based plastics, chemicals and energy, the commercialization of Mirel™ bioplastic (“Mirel”) through our alliance with Archer Daniels Midland Company (“ADM”), sales of Mirel as an alternative to petroleum-based plastics, the construction, start-up and expansion of the Commercial Manufacturing Facility, the production of Mirel at the Commercial Manufacturing Facility, the commercial success of Mirel, the feasibility of extracting bioplastics from plant crops, the commercial viability of plant-produced plastics, recognition of revenue, and management’s plans and expectations for revenue, expenses and capital and working capital requirements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, the following risks: (1) we may not be able to successfully manufacture Mirel at commercial scale in a timely or economical manner, (2) we may not be successful in the development of plant crops for production of plastics or bio-engineered chemicals, (3) if initial sales of Mirel are slower than anticipated, our financial results will be negatively affected, (4) we may not be able to develop manufacturing capacity sufficient to meet demand in an economical manner or at all, (5) we may not achieve market acceptance of our products, (6) we may not be successful in the development of commercial formulations of Mirel, (7) we have limited marketing and sales experience and capabilities, which may make the commercialization of our products difficult, (8) we rely heavily on ADM and may rely heavily on future collaborative partners, (9) our success will be influenced by the price of petroleum, the primary ingredient in conventional petroleum-based plastics, relative to corn sugar, the primary ingredient in Mirel, (10) our future profitability is uncertain, and we have a limited operating history on which you can base your evaluation of our business, (11) we may need to secure additional funding and may be unable to raise additional capital on favorable terms or at all, (12) if we lose key personnel or are unable to attract and retain necessary talent, we may be unable to develop or commercialize our products under development, (13) we may not be able to obtain rights to intellectual property developed by others using our information and technology, which could limit our ability to compete, (14) intellectual property protection for our products is important and uncertain, (15) a substantial portion of the technology used in our business is owned by or subject to retained rights of third parties, (16) third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result, (17) if we are unable to manage our growth effectively, our business could be adversely affected, (18) we may not be successful in identifying market needs for new technologies and developing new products to meet those needs, (19) our products are made using genetically-engineered systems and may be, or may be perceived as being, harmful to human health or the environment, (20) we face and will face substantial competition in several different markets that may adversely affect our results of operations, (21) we are subject to significant foreign and domestic government regulations, including environmental and health and safety regulations, and compliance or failure to comply with these regulations could harm our business, (22) we may not have adequate insurance and may have substantial exposure to payment of product liability claims, (23) potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results, and (24) each segment of our operations is currently conducted at a single location, which makes us susceptible to disasters or other disruptions.

The forward-looking statements and risk factors presented in this document are made only as of the date hereof and we do not intend to update any of these risk factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Overview

We are an innovation-driven bioscience company which is focused on bringing environmentally friendly solutions to the plastics, chemicals and energy industries. We have core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science, and we have assembled these capabilities in a way that has allowed us to integrate biotechnology with chemical engineering and industrial practice.

Our first platform, which we are commercializing through Telles, LLC (Telles), a joint venture with Archer Daniels Midland Company, or ADM, is a proprietary, large-scale microbial fermentation system for producing a versatile family of polymers known as polyhydroxyalkanoates (PHA’s), which we have branded under the name Mirel™. Through Telles, we intend to sell these bioplastics as biobased and biodegradable, but functionally equivalent, alternatives to petroleum-based plastics. Mirel offers superior biodegradability characteristics and can be used in a wide range of commercial applications, including products used in agriculture and horticulture, compost and organic waste diversion bags, marine and aquatic applications, consumer products, business equipment and durable goods, and general packaging materials. Mirel is now being produced in a new commercial scale plant located in Clinton, Iowa (the Commercial Manufacturing Facility) designed for an annual capacity of 110 million pounds. ADM completed construction of the initial phase of the Commercial Manufacturing Facility in 2009. The Commercial Manufacturing Facility produces biobased and biodegradable Mirel plastic using corn sugar, an abundant agriculturally-produced renewable resource.

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

For our third platform we intend to apply our core capabilities in microbial engineering to develop biological routes to other chemicals and chemical intermediates. During 2009 we completed all work under our U.S. Department of Commerce National Institute of Standards and Technology grant, a $2 million grant aimed at producing four-carbon (“C4”) chemicals from renewable sources. C4 chemicals are a large family of chemicals enabling a wide range of end use applications, including engineering resins, urethanes, solvents, and personal care products. We were able to achieve all of the technical milestones outlined in this grant. Based on these accomplishments, we believe we have the technical foundation for an attractive C4 chemicals business. During 2009, we conducted a detailed review of the C4 external economic and competitive landscape, and as a result we are prioritizing the specialty C4 chemicals segment for commercialization. Discussions with potential partners were initiated in 2009 with the goal of commencing scale-up development activities during 2010.

To exploit our first technology platform, we plan to work closely with ADM to bring the Commercial Manufacturing Facility in Clinton, Iowa to full operations and capacity in advance of customer demand for Mirel. The biodegradable bioplastics that this facility is beginning to produce are highly versatile and range in properties from hard and strong to soft and flexible. These properties allow for a wide variety of commercial applications, offering a biobased alternative to petroleum-derived synthetic materials which are not biodegradable. Through Telles we are positioning Mirel as a premium priced specialty material catering to customers who want to match the functionality of petroleum-based plastic with the added dimension of environmental responsibility for their products and brands.

As of March 31, 2010, we had an accumulated deficit of $177,876 and total stockholders’ equity was $46,653.

Collaborative Arrangements

Our strategy for collaborative arrangements is to retain substantial participation in the future economic value of our technology while receiving current cash payments to offset research and development costs and working capital needs. By their nature, these agreements are complex and have multiple elements that cover a variety of present and future activities.

In 2004, we entered into the “Technology Alliance and Option Agreement” with ADM Polymer Corporation, or ADM Polymer, a subsidiary of ADM. The goal of the Technology Alliance and Option Agreement was to demonstrate the capabilities of our fermentation and recovery technologies at commercial scale and to prepare a master plan and budget for the construction of a commercial facility with a 110 million pound annual capacity. Upon achievement of such goals, ADM Polymer had the option to enter into a commercial alliance with us through execution of the “Commercial Alliance Agreement,” for further research, development, manufacture, use, and sale of bioplastics. In July 2006, ADM Polymer exercised its option under our Technology Alliance and Option Agreement and entered into a Commercial Alliance Agreement with us. Upon entering into the Commercial Alliance Agreement, the Technology Alliance and Option Agreement terminated pursuant to its terms.

The Commercial Alliance Agreement called for Telles to pay the Company quarterly support payments of $1,575 each. The last of fourteen quarterly support payments was received as of June 30, 2009. All quarterly support payments received from ADM on behalf of Telles, totaling $22,050, have been recorded as deferred revenue on the Company’s balance sheet and we will continue to defer recognition of these payments received from ADM during the “Construction Phase” of our agreement. We expect to begin recognizing this deferred revenue at the time of the achievement of a milestone referred to in the Commercial Alliance Agreement as the “First Commercial Sale.” The deferred revenue will be recognized on a straight line basis over a period of approximately ten years in which our contractual obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement. Achievement of the First Commercial Sale requires the sale by Telles to third parties of at least one million pounds of Mirel manufactured at the Commercial Manufacturing Facility. Qualifying sales must meet certain criteria, including a minimum order size, product acceptance by the customers in accordance with the terms of their contracts and  receipt of payment, in order for such sales to contribute towards the First Commercial Sale milestone. We also expect to receive payments from Telles for the compounding services we provide as well as royalty payments. The compounding payments and royalty payments are due to us as Telles sells product to its customers. These payments will be recognized as revenue during the period in which they are earned.

We received the following payments from these arrangements to offset operating cash needs:

• upfront payment of $3,000 from ADM in November 2004;

• milestone payments of $2,000 from ADM in May 2006;

• support payments of $22,050 from ADM, on behalf of Telles, through June 30, 2009;

• cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Technology Alliance and Option Agreement of $1,209; and

• cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Commercial Alliance Agreement of $8,864.

During the commercial alliance, ADM is responsible for the construction, financing and operation of the Commercial Manufacturing Facility which ADM Polymer owns, through a manufacturing agreement with Telles. We will provide or procure compounding services to convert the output from the Commercial Manufacturing Facility into forms that are suitable for various commercial applications.

Although Telles is a separate legal entity owned equally by us and ADM, ADM will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish compounding operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow will be used whereby all profits, after payment of all royalties, reimbursements and fees, from the joint venture will be distributed to ADM until ADM’s disproportionate investment in the joint venture, including the costs of constructing the Commercial Manufacturing Facility, have been returned to ADM. Once ADM has recouped such amounts, the profits of the joint venture will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a Ledger Account has been established to record the respective investments made by the parties. As of March 31, 2010 the balance of the ADM Ledger Account was $372,499 and this balance is expected to increase as the remaining manufacturing equipment and systems are brought online at the Commercial Manufacturing Facility and until Telles achieves positive cash flow from its operations.

United States Government Grant

As of March 31, 2010, expected gross proceeds of $341 remain to be received under our government grant, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance under the various contracts.

The status of our United States government grant is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	March 31, 2010	March 31, 2010	Expiration

Blow Molded Bioproducts From Renewable Plastics	Department of Agriculture	$349	$8	$341	September 2010
Total		$349	$8	$341

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three  months ended March 31, 2010 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenue

	Three Months Ended
	March 31,
	2010	2009	Change
Research and development revenue	$150	$6	$144
License fee and royalty revenue from related parties	30	25	5
Grant revenue	—	230	(230)
Total revenue	$180	$261	$(81)

Total revenue was $180 and $261 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010 we recognized $150 of research and development revenue compared to $6 for the respective period in 2009. Research and development revenue was derived primarily from the delivery of product samples to potential customers. The increase was caused by several larger shipments of sample material shipped to customers in late 2009 for which revenue recognition was deferred until customer acceptance occurred during the first three months of 2010. There was no grant revenue earned during the first three months of 2010 because we had only one active grant, the Blow Molded Bioproducts from Renewable Plastics grant, and there was no billable activity related to this grant during the period. During the first three months of 2009 grant revenue primarily consisted of revenue derived from the Integrated Bio-Engineered Chemicals grant, which was completed during the fourth quarter of 2009.

We expect grant revenue to continue to be low in 2010, compared to 2009, as we currently have only one grant with total remaining funding of $341. In addition we expect research and development revenue to decline during 2010 as the sale of product produced at the Commercial Manufacturing Facility will be recorded as revenue by Telles, not Metabolix.

Expenses

	Three Months Ended
	March 31,
	2010	2009	Change
Research and development expenses, including cost of revenue	$6,168	$6,008	$160
Selling, general, and administrative expenses	3,869	3,714	155
Total operating expenses	$10,037	$9,722	$315

Research and development expenses, including cost of revenue

Research and development expenses, including cost of revenue, were $6,168 and $6,008 for the three months ended March 31, 2010 and 2009, respectively. The increase of $160 was primarily due to an increase in employee compensation and related benefit expense partially offset by a decrease in depreciation.  Employee compensation and  related benefit expenses increased to $3,280 for the three months ended March 31, 2010 compared to $2,879 for the respective period in 2009. The increase of $401 was primarily attributable to annual salary and bonus increases  and an increase in stock-based compensation expense, resulting from annual employee stock option awards issued in February 2010. Depreciation expense declined to $407 during the three months ended March 31, 2010 from $589 during the three months ended March 31, 2009 as a result of reaching full depreciation on equipment and facility improvements at our pre-commercial manufacturing facility at the end of 2009.

We expect to incur increased research and development expenses through the remainder of the Construction Phase of the ADM agreement for technology improvements and product development activities as we continue to develop, test, and refine product to meet the specification requirements of our customers. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to development of Mirel are expected to decrease significantly as these expenses will be transferred to Telles. Until then, we will continue to bear these expenses. We also expect to incur increased expenses related to research and development in connection with our other technology platforms.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $3,869 and $3,714 for the three months ended March 31, 2010 and 2009, respectively. The increase of $155 is primarily due to an increase in employee compensation and related benefit expense partially offset by overall cost reductions resulting from effective cost management. Employee compensation and related benefit expense increased to $2,507 for the three months ended March 31, 2010 compared to $2,213 for the respective period in 2009.

We expect to incur increased selling, general, and administrative expenses through the Construction Phase of the ADM agreement as we increase our market development activities related to Mirel. Upon the commencement of the Commercial Phase of the agreement, selling, general, and administrative expenses are expected to decrease substantially as these Mirel related costs will be transferred to Telles. During the transition period between the initial start-up of the Commercial Manufacturing Facility and the commencement of the Commercial Phase, we will continue to bear these expenses. We also expect to incur increased patent expenses in connection with safeguarding our intellectual property.

Other Income (Net)

	Three Months Ended
	March 31,
	2010	2009	Change
Total other income (net)	$55	$352	$(297)

Other income (net) was $55 and $352 for the three months ended March 31, 2010 and 2009, respectively. Other income (net) during both periods consisted of investment income. The overall decrease of $297 was primarily due to a decline in investment income earned on our U.S. Treasury and government agency debt investments.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

The primary sources of our liquidity have been:

• equity financing;

• our strategic alliance with ADM;

• government grants; and

• interest earned on cash and short-term investments.

We have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of March 31, 2010, we had an accumulated deficit of $177,876. Our total unrestricted cash, cash equivalents and short-term investments as of March 31, 2010 were $82,839 as compared to $92,202 at December 31, 2009. As of March 31, 2010, we had no outstanding debt.

Our cash and cash equivalents at March 31, 2010 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of March 31, 2010 we had restricted cash of $622. Restricted cash consists of $522 held in connection with the lease agreements for our Cambridge Massachusetts facilities and $100 held in connection with our corporate credit card program. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. At March 31, 2010, we were in compliance with this policy.

We believe that our cash, cash equivalents and short-term investments and interest we earn on these balances will be sufficient to meet our anticipated cash requirements, including cash requirements with respect to the commercial launch of Mirel, for at least the next 24 months. If our available cash, cash equivalents, and short-term investments are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may need to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Net cash used in operating activities was $9,439 for the three months ended March 31, 2010 compared to $8,626 for the respective period in 2009. The cash used during the three months ended March 31, 2010 primarily reflects the net loss for the period. The increase in cash used in operating activities during the three months ended March 31, 2010 as compared to the respective period in 2009 was primarily due to the increase in net loss and the timing associated with payments to vendors at the end of each quarter.

After the Commercial Phase of the ADM alliance begins, Telles will reimburse us for the costs of services provided pursuant to the Commercial Alliance Agreement, including research and development, product development and sales and marketing. During the transition period between the initial start-up of the Commercial Manufacturing Facility, which occurred in December 2009, and the commencement of the Commercial Phase, we will continue to bear these costs. If there are difficulties, delays or other unforeseen issues with the start-up of the Commercial Manufacturing Facility or with the ramp-up of commercial sales, we may incur additional unreimbursed pilot manufacturing, product development, sales and marketing costs until the Commercial Phase of the alliance begins.

Net cash of $12,215 was provided by investing activities during the three months ended March 31, 2010, compared to net cash of $4,193 used in investing activities for the respective period in 2009.  Net cash used for investing activities, during the three months ended March 31, 2010, included $94 used to purchase equipment and $7,541 used to purchase short-term investments, partially offset by $19,879 provided by the sale and maturity of short-term investments.

Net cash of $212 and $20 was provided by financing activities for the three months ended March 31, 2010 and 2009, respectively. The cash provided by financing activities during the three months ended March 31, 2010 and 2009 was solely attributable to the proceeds received from the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2010 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$218	$118	50	50	$—
Operating lease obligations	4,792	1,340	2,381	1,071	—
Total	$5,010	$1,458	$2,431	$1,121	$—

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

We recorded $30 and $25 of license and royalty revenue from Tepha, Inc., a related party, during the three months ended March 31, 2010 and 2009, respectively. We also had various transactions with our alliance partner ADM, a related party, during the three months ended March 31, 2010 and 2009. We had an outstanding receivable balance of $270 and $365 due from ADM at March 31, 2010 and December 31, 2009, respectively. For more information on our related party transactions, please see Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.

Recently Adopted Accounting Standards

Effective January 1, 2010, we adopted a newly issued accounting standard which provides guidance for the consolidation of variable interest entities and requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amended consolidation guidance for variable interest entities replaces the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the variable interest entity. We evaluated the Telles joint venture as a variable interest entity and determined that we are not required to consolidate Telles under this accounting standard. As a result, the adoption of this standard did not have an impact on our financial position or results of operations. Determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously and changes to existing relationships or future transactions may result in us consolidating our Telles joint venture or other arrangements.

In January 2010, we adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount.

In June 2009, a new accounting standard was issued relating to information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the general accounting principles for the consolidation of variable interest entities that are qualifying special-purpose entities. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard did not have an impact on our financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes in information regarding our risk factors as described in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On January 25, 2010, the Company issued 9,214 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2010, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

METABOLIX, INC.

May 3, 2010	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2010	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)