Form 10-Q
period 2010-09-30
METABOLIX, INC.
filed 2010-11-09
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2010 was 26,892,204.

Metabolix, Inc.
Form 10-Q
For the Quarter Ended September 30, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

METABOLIX, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$14,432	$10,814
Short-term investments	55,457	81,388
Accounts receivable (billed and unbilled)	17	22
Due from related parties	473	365
Prepaid expenses and other current assets	441	764
Total current assets	70,820	93,353
Restricted cash	622	593
Property and equipment, net	3,069	3,513
Other assets	117	95
Total assets	$74,628	$97,554

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$6	$626
Accrued expenses	4,355	3,746
Current portion of deferred rent	165	165
Short-term deferred revenue	2,542	25
Total current liabilities	7,068	4,562
Deferred rent	427	552
Long-term deferred revenue	35,232	37,299
Other long-term liabilities	105	97
Total liabilities	42,832	42,510
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock ($0.01 par value per share): 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock ($0.01 par value per share); 100,000,000 shares authorized at September 30, 2010 and December 31, 2009; 26,883,515 and 26,514,076 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	269	265
Additional paid-in capital	228,945	222,831
Accumulated other comprehensive income (loss)	(8)	22
Accumulated deficit	(197,410)	(168,074)
Total stockholders' equity	31,796	55,044
Total liabilities and stockholders' equity	$74,628	$97,554

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Research and development revenue	$-	$49	$212	$79
License fee and royalty revenue from related parties	25	25	97	91
License fee revenue	-	10	-	10
Grant revenue	21	527	26	1,040
Total revenue	46	611	335	1,220

Operating expense:
Research and development expenses, including cost of revenue	5,906	6,173	17,912	18,504
Selling, general, and administrative expenses	4,161	3,968	11,878	11,620
Total operating expenses	10,067	10,141	29,790	30,124
Loss from operations	(10,021)	(9,530)	(29,455)	(28,904)

Other income (expense):
Interest income, net	30	113	119	706
Net loss	$(9,991)	$(9,417)	$(29,336)	$(28,198)

Net loss per share:
Basic and Diluted	$(0.37)	$(0.41)	$(1.10)	$(1.23)

Number of shares used in per share calculations:
Basic and Diluted	26,880,595	23,015,604	26,733,969	22,995,510

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net Loss	$(29,336)	$(28,198)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,203	2,019
Charge for 401(k) company common stock match	377	406
Stock-based compensation	3,474	3,426
Gain on the sale of equipment	-	(70)
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	5	34
Due from related party	(25)	-
Prepaid expenses and other assets	301	80
Accounts payable	(620)	(813)
Accrued expenses	456	(329)
Deferred rent	(125)	(124)
Deferred revenue	366	3,671
Net cash used in operating activities	(23,924)	(19,898)

Cash flows from investing activities
Purchase of property and equipment	(646)	(911)
Change in restricted cash	(29)	-
Proceeds from the sale of equipment	-	70
Purchase of short-term investments	(73,118)	(79,349)
Proceeds from the sale and maturity of short-term investments	99,022	83,594
Net cash provided by investing activities	25,229	3,404

Cash flows from financing activities
Proceeds from options and warrants exercised	2,316	75
Net cash provided by financing activities	2,316	75

Effect of exchange rate changes on cash and cash equivalents	(3)	-

Net increase ( decrease) in cash and cash equivalents	3,618	(16,419)
Cash and cash equivalents at beginning of period	10,814	26,194
Cash and cash equivalents at end of period	$14,432	$9,775

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(All dollar amounts, except per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2010 and 2009.

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

 During August 2010, the Company began to conduct research operations through its newly established wholly-owned subsidiary, Metabolix Oilseeds, Inc. (“MOI”), located in Saskatoon, Saskatchewan, Canada.  The Company has leased office, laboratory and greenhouse space in Saskatoon and will conduct its industrial oilseed research there. Accordingly, the operating results of MOI from August 1, 2010 are included in the Company’s results beginning with the fiscal quarter ending September 30, 2010.

2. ACCOUNTING POLICIES

Except as noted below, there has been no material change in accounting policies since the Company’s fiscal year ended December 31, 2009, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Metabolix Securities Corporation and MOI. All significant intercompany transactions were eliminated. The financial statements of Telles, the Company’s joint venture with Archer Daniels Midland Company, are not being consolidated by the Company.

Foreign Currency Translation

Foreign denominated assets and liabilities of MOI are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period. Income statement accounts are translated at a weighted average of exchange rates which were in effect during the month the expense was incurred. Translation adjustments that arise from translating MOI’s financial statements from local currency to U.S. currency are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity.

3. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

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

Recently Issued Accounting Standards

In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-17, Revenue Recognition — Milestone Method ("ASU 2010-017"). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement ASU No. 2010-17 prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

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

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss, net unrealized gains or losses on marketable securities and foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(9,991)	$(9,417)	$(29,336)	$(28,198)
Other comprehensive income:
Change in unrealized gain (loss) on investments	(14)	(57)	(27)	(368)
Change in foreign currency translation adjustment	(3)	-	(3)	-
Total other comprehensive loss	(17)	(57)	(30)	(368)
Comprehensive loss	$(10,008)	$(9,474)	$(29,366)	$(28,566)

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

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine months ended September 30, 2010 and 2009, respectively, are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Options	3,213,588	3,164,390	3,213,588	3,164,390
Warrants	4,086	4,086	4,086	4,086
Total	3,217,674	3,168,476	3,217,674	3,168,476

6. STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense, related to employee stock option awards, of $1,230 and $3,445 for the three and nine months ended September 30, 2010, respectively.  Stock-based compensation expense, related to employee stock option awards, was $1,162 and $3,485 for the three and nine months ended September 30, 2009, respectively. At September 30, 2010, there was approximately $9,410 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.48 years.

A summary of option activity for the nine months ended September 30, 2010 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2009	3,138,829	$11.04
Granted	737,200	12.15
Exercised	(342,977)	6.75
Cancelled	(319,464)	15.70
Outstanding at September 30, 2010	3,213,588	11.29

Options exercisable at September 30, 2010	1,779,244

Weighted average grant date fair value of options granted during the nine months ended September 30, 2010		$8.17

For the nine months ended September 30, 2010 and 2009, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Nine Months Ended
	September 30,
	2010	2009
Expected dividend yield	-	-
Risk-free rate	1.41% - 2.59%	1.67% - 2.58%
Expected option term (in years)	5.4 - 5.6	5.5
Volatility	80%	81%

Non-employee Stock Option Awards

The compensation expense related to non-employee stock options is generally recognized over a period of four years. The grants generally vest quarterly and such vesting is contingent upon future services provided by the consultants to the Company. The Company recorded non-employee stock-based compensation expense of $4 and $29 for the three and nine months ended September 30, 2010. The Company recorded non-employee related stock-based compensation expense of $14 for the three months ended September 30, 2009 and recorded a benefit of $59 for the nine months ended September 30, 2009. Options remaining unvested for non-employees are subject to remeasurement each reporting period prior to vesting in full. Since the fair market value of the options issued to non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges.

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

A summary of the key activities under this agreement is as follows: (i) ADM will arrange for, finance the construction of, and own, a facility in which it will manufacture Mirel under contract to Telles, (ii) the Company will either arrange for and finance the acquisition or construction of a facility in which it will compound Mirel or it will arrange for third parties to compound Mirel, and (iii) the Company, acting in the name and on behalf of Telles, will establish the initial market for Mirel. The Company will also continue its research and development efforts to further advance the technology and expand and enhance the commercial potential of Mirel. Subject to certain limitations, ADM will finance the working capital requirements of Telles.

The Commercial Alliance Agreement called for Telles to pay the Company quarterly support payments of $1,575 each. The last of fourteen quarterly support payments was received as of June 30, 2009. All quarterly support payments received from ADM on behalf of Telles, totaling $22,050, have been recorded as deferred revenue on the Company’s balance sheet.

During the “Construction Phase” of the agreement all pre-commercial material production expenses incurred by ADM and the Company are shared equally. Accordingly, from the execution of this agreement in July 2006 through September 30, 2010, ADM has reimbursed the Company $9,040. All amounts received from ADM, prior to the “Commercial Phase,” relating to this agreement are recorded as deferred revenue. The Company will continue to defer recognition of these and future payments received from ADM during the Construction Phase of the agreement.

The Construction Phase of the commercial alliance will end, and the Commercial Phase will begin, upon the achievement of a milestone referred to in the Commercial Alliance Agreement as “First Commercial Sale.” Achievement of this milestone requires the sale by Telles to third parties of at least one million pounds of Mirel manufactured at the Commercial Manufacturing Facility. Qualifying sales must meet certain criteria, including a minimum order size, product acceptance by the customers in accordance with the terms of their contracts, and receipt of payment, in order for such sales to contribute towards First Commercial Sale.

During the Commercial Phase of the agreement Telles will pay the Company royalties on sales of Mirel. In addition, if Telles engages the Company to perform certain services, and the Company accepts the service arrangement, Telles will reimburse the Company for the cost of the services provided pursuant to the Commercial Alliance Agreement.

While Telles is a fifty-fifty joint venture, ADM has advanced a disproportionate share of the financial capital needed to construct the Commercial Manufacturing Facility and to fund the joint venture’s activities. Therefore, under the agreement all profits, after payment of all royalties, reimbursements and fees, from Telles will first be distributed to ADM until ADM’s cost of constructing the Commercial Manufacturing Facility and any negative net cash flow of Telles funded by ADM have been returned. Once ADM has recovered such amounts, the profits of Telles will be distributed in equal amounts to the parties.

The Commercial Alliance Agreement provides for expansion of the operations of Telles beyond the initial license of 110 million pound annual production through an equally-owned joint venture. While certain principles of the joint venture have been agreed to, the detailed terms and conditions will not be determined until a later date.

Revenue recognition for amounts deferred through September 30, 2010 is expected to commence when the Commercial Phase of the alliance begins. The deferred amounts will be recognized on a straight line basis over the estimated period, of approximately ten years, in which the Company’s obligations are fulfilled in accordance with the Commercial Alliance Agreement. A portion of the deferred revenue representing estimated amounts expected to be recognized within the next twelve months has been classified as short-term in the Company’s balance sheet at September 30, 2010. The Company also expects to receive payments from Telles for the compounding services it provides as well as royalty payments. The compounding payments and royalty payments are due to the Company as Telles sells product to its customers. These payments will be recognized as revenue during the period in which they are earned.

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

8. INCOME TAXES

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of September 30, 2010 or September 30, 2009.

The tax years 2007 through 2009 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010, and December 31, 2009, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

At December 31, 2009 the Company had net operating loss carryforwards ("NOLs") for federal and state income tax purposes of $105,427 and $75,080, respectively. Included in the federal and state net operating loss carryforwards is approximately $18,935 of deduction related to the exercise of stock options subsequent to the adoption of amended accounting guidance related to stock-based compensation. This amount represents an excess tax benefit as defined under the amended accounting guidance related to stock-based compensation and has not been recorded as a deferred tax asset. The Company’s existing federal and state net operating loss carryforwards began to expire in 2010. The Company also had available research and development credits for federal and state income tax purposes of approximately $3,947 and $2,447, respectively. The federal and state research and development credits will begin to expire in 2014 and 2016, respectively. As of December 31, 2009 the Company also had available investment tax credits for state income tax purposes of $92 which also began to expire in 2010. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through September 30, 2010 to assess whether utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30, 2010	December 31, 2009
Employee compensation and benefits	$2,351	$2,505
Material production cost	57	279
Professional services	363	193
Intellectual property	371	188
Other	1,213	581
Total accrued expenses	$4,355	$3,746

10. SEGMENT INFORMATION

The accounting guidance for segment reporting establishes standards for reporting information on operating segments in annual financial statements. The Company operates in one segment, which is the business of developing and commercializing technologies for the production of polymers and chemicals in plants and in microbes. The Company's chief operating decision-maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. As of September 30, 2010 less than 10% of the Company’s combined total assets were located outside of the United States. In addition, the reported net loss outside of the United States was less than 10% of the combined net loss of the consolidated Company.  As of September 30, 2009, all losses were incurred, and all assets were held, in the United States of America.

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

The Company’s financial assets classified as Level 2 have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2010 or December 31, 2009.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. To conform prior year figures to current year presentation, $8,116 of money market funds have been reclassified from Level 2 to Level 1 as of December 31, 2009.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

				Balance as of 9/30/10
Description	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$11,113	$-	$-	$11,113
Short-term investments:
Government-sponsored enterprises	-	55,457	-	55,457
	$11,113	$55,457	$-	$66,570

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

				Balance as of 12/31/09
Description	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$8,116	$-	$-	$8,116
Government-sponsored enterprises	-	1,490	-	1,490
Short-term investments:
Treasuries	-	8,939	-	8,939
Government-sponsored enterprises	-	72,449	-	72,449
	$8,116	$82,878	$-	$90,994

13. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc., a related party, and recorded $25 and $97 of license and royalty revenue during the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2009 the company recorded license and royalty revenue from Tepha, Inc. of $25 and $91, respectively.  The Company had no outstanding receivable balance due from Tepha as of September 30, 2010 or December 31, 2009. The Company had various transactions with its alliance partner ADM, a related party, during the three and nine months ended September 30, 2010 and 2009. The Company had an outstanding receivable balance of $448 and $365 due from ADM at September 30, 2010 and December 31, 2009, respectively. The Company also had various transactions with Telles. The Company had an outstanding receivable balance of $25 due from Telles as of September 30, 2010. There was no balance receivable from Telles at December 31, 2009. For more information on the Company’s related party transactions, please see Note 8 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position, management’s strategy, plans and objectives for future operations, plans and objectives for product development and commercialization, plans and objectives for present and future research and development and results of such research and development, plans and objectives for manufacturing, the commercialization of environmentally sustainable, economically attractive alternatives to petroleum-based plastics, chemicals and energy, the commercialization of Mirel™ bioplastic (“Mirel”) through our alliance with Archer Daniels Midland Company (“ADM”), sales of Mirel as an alternative to petroleum-based plastics, the construction, start-up and expansion of the Commercial Manufacturing Facility, the production of Mirel at the Commercial Manufacturing Facility, the commercial success of Mirel, the feasibility of extracting bioplastics from plant crops, the commercial viability of  bio-engineered chemicals and plant-produced plastics, recognition of revenue, and management’s plans and expectations for revenue, expenses and capital and working capital requirements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, the following risks: (1) we may not be able to successfully manufacture Mirel at commercial scale in a timely or economical manner, (2) we may not be successful in the development of plant crops for production of plastics or bio-engineered chemicals, (3) if initial sales of Mirel are slower than anticipated, our financial results will be negatively affected, (4) we may not be able to develop manufacturing capacity sufficient to meet demand in an economical manner or at all, (5) we may not achieve market acceptance of our products, (6) we may not be successful in the development of commercial formulations of Mirel, (7) we have limited marketing and sales experience and capabilities, which may make the commercialization of our products difficult, (8) we rely heavily on ADM and may rely heavily on future collaborative partners, (9) our success will be influenced by the price of petroleum, the primary ingredient in conventional petroleum-based plastics, relative to corn sugar, the primary ingredient in Mirel, (10) our future profitability is uncertain, and we have a limited operating history on which you can base your evaluation of our business, (11) we may need to secure additional funding and may be unable to raise additional capital on favorable terms or at all, (12) if we lose key personnel or are unable to attract and retain necessary talent, we may be unable to develop or commercialize our products under development, (13) we may not be able to obtain rights to intellectual property developed by others using our information and technology, which could limit our ability to compete, (14) intellectual property protection for our products is important and uncertain, (15) a substantial portion of the technology used in our business is owned by or subject to retained rights of third parties, (16) third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result, (17) if we are unable to manage our growth effectively, our business could be adversely affected, (18) we may not be successful in identifying market needs for new technologies and developing new products to meet those needs, (19) our products are made using genetically-engineered systems and may be, or may be perceived as being, harmful to human health or the environment, (20) we face and will face substantial competition in several different markets that may adversely affect our results of operations, (21) we are subject to significant foreign and domestic government regulations, including environmental and health and safety regulations, and compliance or failure to comply with these regulations could harm our business, (22) we may not have adequate insurance and may have substantial exposure to payment of product liability claims, (23) potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results, and (24) each part of our operations is currently conducted at a single location, which makes us susceptible to disasters or other disruptions.

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

Our first platform, which we are commercializing through Telles, LLC ("Telles"), a joint venture with Archer Daniels Midland Company, or ADM, is a proprietary, large-scale microbial fermentation system for producing a versatile family of polymers known as polyhydroxyalkanoates ("PHA’s"), which we have branded under the name Mirel™. Through Telles, we intend to sell these bioplastics as biobased and biodegradable, but functionally equivalent, alternatives to petroleum-based plastics. Mirel offers superior biodegradability characteristics and can be used in a wide range of commercial applications, including products used in agriculture and horticulture, compost and organic waste diversion bags, marine and aquatic applications, consumer products, business equipment and durable goods, and general packaging materials. Mirel is now being produced in a commercial scale plant located in Clinton, Iowa ("the Commercial Manufacturing Facility") designed for an annual capacity of 110 million pounds. ADM completed construction of the initial phase of the Commercial Manufacturing Facility in 2009. The Commercial Manufacturing Facility produces biobased and biodegradable Mirel plastic using corn sugar, an abundant agriculturally-produced renewable resource.

Our second technology platform, which is in an early stage, is a biomass biorefinery system using plant crops to co-produce both bioplastics and bioenergy. For this system, we intend to extract polymer from the engineered plant crop, so that the remaining plant material can be used as a biomass feedstock for the production of bioenergy products including electricity and biofuel. We are engineering switchgrass to produce bioplastics in the leaf and stem of the plant. Switchgrass is a commercially and ecologically attractive, non-food energy crop that is indigenous to North America and is generally considered to be a leading candidate for cellulose-derived production of ethanol and other biofuels.We are also conducting research to develop an advanced industrial oilseed crop for co-production of bioplastics along with vegetable oil, biodiesel fuel, or oleochemicals. In August 2010 we established a research facility in Saskatchewan, Canada to further pursue our research with industrial oilseed crops. Sugarcane is an established energy crop that is well suited for tropical regions of the world. We are collaborating with the Australian Research Council to further pursue our research with sugarcane. We believe that using these crops to co-produce bioplastics with bioenergy products can offer superior economic value and productivity as compared to single product systems that produce them individually. We have been working on our biomass biorefinery platform using switchgrass for several years, and we believe that we are a scientific leader in this field. Our goal for this program is to have commercially viable plant varieties in pre-commercial field trials within two years. We may also seek to establish alliances with partners to commercially exploit this platform.

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

For our third platform we intend to apply our core capabilities in microbial engineering to develop biological routes to other chemicals and chemical intermediates. During 2009 we completed all work under our U.S. Department of Commerce National Institute of Standards and Technology grant, a $2 million grant aimed at producing four-carbon (“C4”) chemicals from renewable sources. C4 chemicals are a large family of chemicals enabling a wide range of end use applications, including engineering resins, urethanes, solvents, and personal care products. We were able to achieve all of the technical milestones outlined in this grant. Based on these accomplishments, we believe we have the technical foundation for an attractive C4 chemicals business. After conducting a review of the C4 external economic and competitive landscape we are prioritizing the specialty C4 chemicals segment for commercialization. We are focused on scale up development activities in 2010.

To exploit our first technology platform, are working closely with ADM to bring the Commercial Manufacturing Facility in Clinton, Iowa to full operations and capacity in advance of customer demand for Mirel. The biodegradable bioplastics that this facility is now producing are highly versatile and range in properties from hard and strong to soft and flexible. These properties allow for a wide variety of commercial applications, offering a biobased alternative to petroleum-derived synthetic materials which are not biodegradable. Through Telles we are positioning Mirel as a premium priced specialty material catering to customers who want to match the functionality of petroleum-based plastic with the added dimension of environmental responsibility for their products and brands.

As of September 30, 2010, we had an accumulated deficit of $197,410 and total stockholders’ equity was $31,796.

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

The Commercial Alliance Agreement called for Telles to pay the Company quarterly support payments of $1,575 each. The last of fourteen quarterly support payments was received as of June 30, 2009. All quarterly support payments received from ADM on behalf of Telles, totaling $22,050, have been recorded as deferred revenue on the Company’s balance sheet, and we will continue to defer recognition of these payments received from ADM during the “Construction Phase” of our agreement. We expect to begin recognizing this deferred revenue at the time of the achievement of a milestone referred to in the Commercial Alliance Agreement as the “First Commercial Sale.” The deferred revenue will be recognized on a straight line basis over a period of approximately ten years in which our contractual obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement. Achievement of the First Commercial Sale requires the sale by Telles to third parties of at least one million pounds of Mirel manufactured at the Commercial Manufacturing Facility. Qualifying sales must meet certain criteria, including a minimum order size, product acceptance by the customers in accordance with the terms of their contracts and receipt of payment, in order for such sales to contribute towards the First Commercial Sale milestone. A portion of the deferred revenue representing estimated amounts expected to be recognized within the next twelve months has been classified as short-term in the Company’s balance sheet at September 30, 2010. We also expect to receive payments from Telles for the compounding services we provide as well as royalty payments. The compounding payments and royalty payments are due to us as Telles sells product to its customers. These payments will be recognized as revenue during the period in which they are earned.

We received the following payments from these arrangements to offset operating cash needs:

•	upfront payment of $3,000 from ADM in November 2004;

•	milestone payments of $2,000 from ADM in May 2006;

•	support payments of $22,050 from ADM, on behalf of Telles, through June 30, 2009;

•	cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Technology Alliance and Option Agreement of $1,209; and

•	cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Commercial Alliance Agreement of $9,040.

During the commercial alliance, ADM is responsible for the construction, financing and operation of the Commercial Manufacturing Facility which ADM Polymer owns, through a manufacturing agreement with Telles. We will provide or procure compounding services to convert the output from the Commercial Manufacturing Facility into forms that are suitable for various commercial applications.

Although Telles is a separate legal entity owned equally by us and ADM, ADM will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish compounding operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow provides that all profits, after payment of all royalties, reimbursements and fees, from the joint venture will be distributed to ADM until ADM’s disproportionate investment in the joint venture, including the costs of constructing the Commercial Manufacturing Facility, have been returned to ADM. Once ADM has recovered these amounts, the profits of the joint venture will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a Ledger Account has been established to record the respective investments made by the parties. As of September 30, 2010 the balance of the ADM Ledger Account was $397,585.  This balance is expected to increase as the remaining manufacturing equipment and systems are brought online at the Commercial Manufacturing Facility and until Telles achieves positive cash flow from its operations.

United States Government Grant

As of September 30, 2010, expected gross proceeds of $332 remain to be received under our government grant, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our United States government grant is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	September 30, 2010	September 30, 2010	Expiration

Blow Molded Bioproducts	Department of
From Renewable Plastics	Agriculture	$349	$17	$332	August 2011
Total		$349	$17	$332

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2010 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and nine months ended September 30, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenue

	Three Months Ended
	September 30,
	2010	2009	Change
Research and development revenue	$-	$49	$(49)
License fee and royalty revenue from related parties	25	25	-
License fee revenue	-	10	(10)
Grant revenue	21	527	(506)
Total revenue	$46	$611	$(565)

Total revenue was $46 and $611 for the three months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010 we recognized $21 of grant revenue compared to $527 for the respective period in 2009. During the three months ended September 30, 2010 we had one active grant, the Blow Molded Bioproducts from Renewable Plastics grant, with total funding of $349. During the three months ended September 30, 2009 grant revenue primarily consisted of revenue derived from the Bio-Engineered Chemicals grant, which was completed during the fourth quarter of 2009.

We expect grant revenue to continue to be minimal in 2010, compared to 2009, as we have only the one grant described above with total remaining funding of $332. In addition we expect research and development revenue to be minimal during the remainder of 2010 as the sale of product produced at the Commercial Manufacturing Facility is being recorded as revenue by Telles, which is not included in our consolidated financial statements.

Expenses

	Three Months Ended
	September 30,
	2010	2009	Change
Research and development expenses, including cost of revenue	$5,906	$6,173	$(267)
Selling, general, and administrative expenses	4,161	3,968	193
Total operating expense	$10,067	$10,141	$(74)

Research and development expenses, including cost of revenue

 Research and development expenses, including cost of revenue, were $5,906 and $6,173 for the three months ended September 30, 2010 and 2009, respectively. The 4% decrease of $267 was primarily due to a decrease in material production costs and a decrease in depreciation expense, partially offset by an increase in employee compensation and related benefit expenses. Material production costs decreased to $524 for the three months ended September 30, 2010 from $1,048, for the respective period in 2009. The decrease of $524 was primarily attributable to reduced activity at our pre-commercial manufacturing facility as a result of commencing operations at the Commercial Manufacturing Facility. Depreciation expense decreased to $362 during the three months ended September 30, 2010 from $672 for the respective period in 2009 as a result of reaching full depreciation on equipment and facility improvements at the pre-commercial manufacturing facility at the end of 2009. Employee compensation and related benefit expenses increased to $3,096 for the three months ended September 30, 2010 from $2,801 for the respective period in 2009. The increase of $295 was primarily attributable to annual salary increases and bonuses and an increase in stock-based compensation expense resulting from annual employee stock option awards.

We expect to incur increased research and development expenses through the remainder of the Construction Phase of the ADM agreement as we continue to undertake technology improvements and product development activities as we develop, test, and refine product to meet the specification requirements of Telles customers. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to development of Mirel are expected to decrease significantly as these expenses will be transferred to Telles. Until then, we will continue to bear these expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $4,161 and $3,968 for the three months ended September 30, 2010 and 2009, respectively. The increase of $193 was primarily attributable to an increase in recruiting and relocation expenses related to hiring efforts for the expansion of our business development and marketing activities.   Recruiting and relocation expenses were $128 for the three months ended September 30, 2010. There was no expense for recruiting and relocation for the three months ended September 30, 2009.

We expect to incur increased selling, general, and administrative expenses through the Construction Phase of the ADM agreement as we increase our market development activities for Mirel. Upon the commencement of the Commercial Phase of the agreement, selling, general, and administrative expenses are expected to decrease significantly as these Mirel related costs will be transferred to Telles. During the transition period between the initial start-up of the Commercial Manufacturing Facility and the commencement of the Commercial Phase, we will continue to bear these expenses.

Other Income (Net)

	Three Months Ended
	September 30,
	2010	2009	Change
Total other income (net)	$30	$113	$(83)

Other income (net) was $30 and $113 for the three months ended September 30, 2010 and 2009, respectively. Other income (net) during both periods consisted of investment income. The overall decrease of $83 was primarily due to a decline in investment income earned on our U.S. Treasury and government debt instruments.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Revenue

	Nine Months Ended
	September 30,
	2010	2009	Change
Research and development revenue	$212	$79	133
License fee and royalty revenue from related parties	97	91	6
License fee revenue	-	10	(10)
Grant revenue	26	1,040	(1,014)
Total revenue	$335	$1,220	(885)

 Total revenue was $335 and $1,220 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 we recognized $212 of research and development revenue compared to $79 for the respective period in 2009. Research and development revenue was derived primarily from the delivery of product samples from our pre-commercial manufacturing facility to potential customers. There was $26 of grant revenue earned during the nine months ended September 30, 2010 from our one active grant, the Blow Molded Bioproducts from Renewable Plastics grant. During the nine months ended September 30, 2009 $1,040 of grant revenue primarily consisted of revenue derived from the Integrated Bio-Engineered Chemicals grant, which was completed during the fourth quarter of 2009.

We expect grant revenue to continue to be minimal in 2010, compared to 2009, as we currently have the one outstanding grant described above with total remaining funding of $332. In addition we expect research and development revenue to remain lower during the remainder of 2010 as the sale of product produced at the Commercial Manufacturing Facility is recorded as revenue by Telles, which is not included in our consolidated financial statements.

Expenses

	Nine Months Ended
	September 30,
	2010	2009	Change
Research and development expenses, including cost of revenue	$17,912	$18,504	$(592)
Selling, general, and administrative expenses	11,878	11,620	258
Total operating expense	$29,790	$30,124	$(334)

Research and development expenses, including cost of revenue

Research and development expenses, including cost of revenue, were $17,912 and $18,504 for the nine months ended September 30, 2010 and 2009, respectively. The decrease of $592 was primarily due to a decrease in material production costs and a decrease in depreciation expenses, partially offset by an increase in employee compensation and related benefit expenses. Material production costs decreased to $2,119 from $3,201 for the nine months ended September 30, 2010 and 2009, respectively. The reduction of $1,082 was primarily the result of reduced activity at our pre-commercial manufacturing facility as a result of commencing operations at the Commercial Manufacturing Facility. Depreciation expense decreased to $1,117 during the nine months ended September 30, 2010 from $1,905 during the respective period in 2009 as a result of reaching full depreciation on equipment and facility improvements at the pre-commercial manufacturing facility at the end of 2009. Employee compensation and related expenses increased to $9,638 during the nine months ended September 30, 2010 compared to $8,591 for the respective period in 2009.  The increase of $1,047 was primarily attributable to annual salary increases and bonuses and an increase in stock-based compensation expense resulting from annual employee stock option awards.

We expect to incur increased research and development expenses through the remainder of the Construction Phase of the ADM agreement as we continue to undertake technology improvements and product development activities as we develop, test, and refine product to meet the specification requirements of Telles customers. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to development of Mirel are expected to decrease significantly as these expenses will be transferred to Telles. Until then, we will continue to bear these expenses.

Selling, general, and administrative expenses

 Selling, general, and administrative expenses were $11,878 and $11,620 for the nine months ended September 30, 2010 and 2009, respectively. The increase of $258 was primarily attributable to an increase in consulting fees. Consulting fees were $858 for the nine months ended September 30, 2010 compared to $660 for the respective period in 2009. The increase of $198 was primarily related to strategy and business development consultation to support our research and development of C4 chemicals.

We expect to incur increased selling, general, and administrative expenses through the Construction Phase of the ADM agreement as we increase our market development activities for Mirel. Upon the commencement of the Commercial Phase of the agreement, selling, general, and administrative expenses are expected to decrease significantly as these Mirel related costs will be transferred to Telles. During the transition period between the initial start-up of the Commercial Manufacturing Facility and the commencement of the Commercial Phase, we will continue to bear these expenses.

Other Income (Net)

	Nine Months Ended
	September 30,
	2010	2009	Change
Total other income (net)	$119	$706	$(587)

Other income (net) was $119 and $706 for the nine months ended September 30, 2010 and 2009, respectively. Other income (net) during both periods consisted of investment income. The overall decrease of $587 was primarily due to a decline in investment income earned on our U.S. Treasury and government debt instruments.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

The primary sources of our liquidity have been:

•	equity financing;

•	our strategic alliance with ADM;

•	government grants; and

•	interest earned on cash and short-term investments.

We have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of September 30, 2010, we had an accumulated deficit of $197,410. Our total unrestricted cash, cash equivalents and short-term investments as of September 30, 2010 were $69,889 as compared to $92,202 at December 31, 2009. As of September 30, 2010, we had no outstanding debt.

Our cash and cash equivalents at September 30, 2010 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of September 30, 2010 we had restricted cash of $622. Restricted cash consists of $522 held in connection with the lease agreements for our Cambridge, Massachusetts facilities and $100 held in connection with our corporate credit card program. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of September 30, 2010, we were in compliance with this policy.

We believe that our cash, cash equivalents and short-term investments and interest we earn on these balances will be sufficient to meet our anticipated cash requirements, including cash requirements with respect to the commercial launch of Mirel, for at least the next 24 months. If our available cash, cash equivalents, and short-term investments are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may need to sell additional equity or debt securities or obtain a credit facility. In addition, we may seek to raise additional capital when we believe market conditions are favorable or when we otherwise believe it is prudent. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our current forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Net cash used in operating activities was $23,924 for the nine months ended September 30, 2010 compared to $19,898 for the respective period in 2009. The cash used during the nine months ended September 30, 2010 primarily reflects the net loss for the period partially offset by non-cash expenses, including stock-based compensation expense of $3,474, depreciation expense of $1,203 and the Company’s 401(k) stock matching contribution of $377. The increase in cash used in operating activities during the nine months ended September 30, 2010 as compared to the respective period in 2009 was primarily due to the receipt of $3,150 in quarterly support payments from ADM during the nine months ended September 30, 2009. No further support payments were received after June 30, 2009. We received $119 in funds from investment income during the nine months ended September 30, 2010 compared to $706 for the respective period in 2009.

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

Net cash of $25,229 was provided by investing activities during the nine months ended September 30, 2010, compared to net cash of $3,404 provided by investing activities for the respective period in 2009. Net cash provided by investment activities for the nine months ended September 30, 2010 included $99,022 provided by the sale and maturity of short-term investments, partially offset by $73,118 used to purchase short-term investments and $646 used to purchase capital equipment.

Net cash of $2,316 and $75 was provided by financing activities for the nine months ended September 30, 2010 and 2009, respectively. The cash provided by financing activities during the nine months ended September 30, 2010 and 2009 was solely attributable to the proceeds received from the exercise of stock options and warrants.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2010 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$165	$65	$50	$50	$-
Operating lease obligations	4,683	1,467	2,393	823	-
Total	$4,848	$1,532	$2,443	$873	$-

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

We engaged in various transactions with Tepha, Inc., a related party, and recorded $25 and $97 of license and royalty revenue during the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2009 we recorded license and royalty revenue from Tepha, Inc. of $25 and $91, respectively.  We had no outstanding receivable balance due from Tepha as of September 30, 2010 or December 31, 2009. We also had various transactions with our alliance partner ADM, a related party, during the three and nine months ended September 30, 2010 and 2009. We had an outstanding receivable balance of $448 and $365 due from ADM at September 30, 2010 and December 31, 2009, respectively. We also had various transactions with Telles. We had an outstanding receivable balance of $25 as of September 30, 2010. We had no balance receivable from Telles at December 31, 2009. For more information on our related party transactions, please see Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.

Recently Adopted Accounting Standards

Effective January 1, 2010, we adopted a newly issued accounting standard which provides guidance for the consolidation of variable interest entities and requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amended consolidation guidance for variable interest entities replaces the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the variable interest entity. We evaluated the Telles joint venture as a variable interest entity and determined that it is not required to consolidate Telles under this accounting standard. As a result, the adoption of this standard did not have an impact on our financial position or results of operations. Determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously and changes to existing relationships or future transactions may result in consolidating the Telles joint venture or other arrangements.

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

Recently Issued Accounting Standards

In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-17, Revenue Recognition — Milestone Method ("ASU 2010-017"). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As we plan to implement ASU No. 2010-17 prospectively, the effect of this guidance will be limited to future transactions. We do not expect adoption of this standard to have a material impact on our financial position or results of operations as we have no material research and development arrangements which will be accounted for under the milestone method.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On July 12, 2010 the Company issued 7,558 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2010, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

 Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, employees, and entities affiliated with our directors to enter into trading plans complying with Rule 10b5-l under the Exchange Act , as amended. We have been advised that during the quarter ended September 30, 2010, Oliver P. Peoples, our Chief Scientific Officer and Vice President of Research and Development, and Johan van Walsem, our Vice President of Stategy and Commercial Development, entered into a trading plan in accordance with Rule 10b5-l and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including revisions or termination of an established trading plan.

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

METABOLIX, INC.

November 9, 2010	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2010	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)