Form 10-K
period 2010-12-31
METABOLIX, INC.
filed 2011-03-10
CIK 1121702

Use these links to rapidly review the document

METABOLIX, INC. Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010; or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market on March 4, 2011 was $204,235,336.

         The number of shares outstanding of the registrant's common stock as of March 4, 2011 was 26,908,695.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2011 Annual Meeting of Stockholders to be held on May 19, 2011 are incorporated herein by reference into Part III of this report.

METABOLIX, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2010

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

        Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position and management's strategy, plans and objectives for research and development, product development, shipment and commercialization of current and future products, including the commercialization of Mirel™ bioplastic ("Mirel") through our alliance with Archer Daniels Midland Company ("ADM"). Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our Telles, LLC ("Telles") joint venture with ADM and our dependence on our collaboration with ADM for the success of Telles, risks related to the development and commercialization of new and uncertain technologies, risks associated with our protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth below under the caption "Risk Factors" in Part I, Item 1A, of this report.

        The forward-looking statements and risk factors presented in this document are made only as of the date hereof and we do not intend to update any of these risk factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

PART I

ITEM 1.    BUSINESS

Overview

        Metabolix is an innovation-driven bioscience company which is focused on bringing environmentally friendly solutions to the plastics, chemicals and energy industries. We have core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science, and we have assembled these capabilities in a way that has allowed us to integrate biotechnology with chemical engineering and industrial practice.

        Our first platform, which we are commercializing through Telles, LLC ("Telles"), a joint venture with Archer Daniels Midland Company, or ADM, is a proprietary, large-scale microbial fermentation system for producing a versatile family of polymers known as polyhydroxyalkanoates ("PHA's"), which we have branded under the name Mirel™. Through Telles, we are selling these bioplastics as biobased and biodegradable, but functionally equivalent, alternatives to petroleum-based plastics. Mirel offers superior biodegradability characteristics and can be used in a wide range of commercial applications, including products used in agriculture and horticulture, compost and organic waste diversion bags, marine and aquatic applications, consumer products, business equipment and durable goods, and general packaging materials. Mirel is now being produced in a commercial scale plant located in

Clinton, Iowa ("the Commercial Manufacturing Facility") designed for an annual capacity of 110 million pounds. ADM completed construction of the initial phase of the Commercial Manufacturing Facility in 2009. The Commercial Manufacturing Facility produces biobased and biodegradable Mirel plastic using corn sugar, an abundant agriculturally-produced renewable resource.

        To exploit our first technology platform, we are working closely with ADM to bring the Commercial Manufacturing Facility in Clinton, Iowa to the full 110 million pound annual design capacity in advance of customer demand for Mirel. The biodegradable bioplastics that this facility is now producing are superior to other bioplastics in several ways. They are highly versatile and range in properties from hard and stiff to soft and flexible. Mirel can withstand temperatures in excess of 100o C, i.e., the boiling point of water, an important threshold. Some formulations of Mirel can withstand temperatures up to 130o C. Mirel can be processed in many types of existing conventional polymer conversion equipment that is currently being used for petroleum-based plastic. While Mirel will biodegrade in marine and fresh water environments, it is resistant to reacting with cold or hot water over the intended life span of the product. Our current life cycle analysis (LCA) model for Mirel has identified the feasibility of reaching carbon neutrality using renewable energy sources in the manufacturing process. We are working with customers to determine the LCA for specific applications. These properties allow for a wide variety of commercial applications, offering a biobased alternative to petroleum-derived synthetic materials which are not biodegradable. In addition, the use of Mirel will reduce petroleum dependence. Through Telles, we are positioning Mirel as a premium priced specialty material catering to customers who want to match the functionality of petroleum-based plastic with the added dimension of environmental responsibility for their products and brands.

        With ADM, we have conducted product and business development activities, including production of pre-commercial amounts of Mirel, working with potential customers, and initiating qualification trials of our material for selected customer applications. In addition, we have established commercial supply agreements with several Telles customers. We expect that our products will initially be sold to companies that are:

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

        For our second platform, Industrial Chemicals, we intend to apply our core capabilities in microbial and process engineering to develop biological routes to other chemicals and chemical intermediates. Our initial focus is on the four-carbon ("C4") and three-carbon ("C3") chemical families, which, together, offer an addressable worldwide market size of over $10 billion. During 2009 we completed all work under our U.S. Department of Commerce National Institute of Standards and Technology grant, a $2 million grant aimed at producing C4 chemicals from renewable sources. C4 chemicals are a large family of chemicals enabling a wide range of end-use applications, including engineering resins, urethanes, solvents, and personal care products. We were able to achieve all of the technical milestones outlined in this grant. In 2010, we scaled up our C4 chemicals technology, and also achieved technical proof of concept for our C3 chemicals products. In 2011, we are focused on continuing development of the technology and assessing market feedback from potential customers. We also anticipate assessing market entry options and potential partnerships.

        Our third technology platform, crop-based businesses, which is at an early stage, is an innovative biorefinery system which uses plant crops to co-produce both bioplastics and bioenergy. For this system, we intend to extract polymer from the engineered plant crop, so that the remaining plant material can be used as a biomass feedstock for the production of bioenergy products including electricity and biofuel. In 2010, we expanded our recovery technology to enable the production of industrial chemicals from this platform. Our crop targets are oilseed crops, specifically camelina, switchgrass and sugarcane. More specifically:

  •
  Camelina—We are conducting research to develop an advanced, genetically modified, camelina for co-production of bioplastics along with vegetable oil, biodiesel fuel, and oleochemicals. In August 2010, we established a research company in Saskatchewan, Canada to further pursue our research with industrial oilseed crops. Also in 2010, we successfully conducted our first field trial of engineered camelina.

  •
  Switchgrass—We are engineering switchgrass to produce bioplastics in the leaf and stem of the plant. Switchgrass is a commercially and ecologically attractive, non-food energy crop that is indigenous to North America and is generally considered to be a leading candidate for cellulose-derived production of ethanol and other biofuels.

  •
  Sugarcane—We are collaborating with the Australian Research Council to further pursue our research to maximize bioplastic production in the leaf tissue of sugarcane. Sugarcane is an established energy crop that is well suited for tropical regions of the world.

        We believe that using these crops to co-produce bioplastics or chemicals with bioenergy products can offer superior economic value and productivity as compared to single product systems that produce them individually. In 2011, we will continue to advance the research and assess alternative commercialization models for our crop programs. We may also seek to establish alliances with partners to commercially exploit this platform.

        As demonstrated by our technology platforms, we take an integrated systems approach to our technology development. We are focused on developing entire production systems from gene to end product as opposed to developing specific technologies (for example, gene sequencing, shuffling or directed evolution) or singular aspects of a product's production (for example, providing a key enzyme, catalyst or ingredient). We believe this systems approach optimizes manufacturing productivity and, when commercialized, will enable us to capture more economic value from any platform that we pursue.

Market Opportunity

        Our targeted markets of plastics, chemicals and energy offer substantial opportunity for innovation and value creation. These are all very large markets facing substantial pressures to reduce energy consumption, greenhouse gas emissions and reduce overall impact on the environment.

The Plastics Market

        The plastics market is a large and global marketplace consisting of a broad range of polymer resins. As of 2010, the global plastics market was approximately 540 billion pounds annually or about $0.5 trillion in size. The market includes several widely used, high volume commodity resins and numerous lower volume, higher performance resins targeting specialized end uses. Over the past forty years the plastics market has experienced relatively consistent growth driven by a number of important fundamental factors including:

  •
  Increased demand for lower weight, higher performance plastics to replace traditional materials such as glass, steel, aluminum and paper;

  •
  increased health and safety requirements necessitating improved consumer packaging;

  •
  increased consumer demand for enhanced appearance and aesthetics which can be achieved with plastic materials; and

  •
  increased consumer demand for more durable and functional materials in consumer products.

        The growth in plastic use has generally exceeded overall economic growth as plastics have entered new markets with new product applications based on their functionality and ability to meet user requirements.

        There are many different categories of plastics sold in the market today, but they are generally categorized into two broad groups: commodity polymers and engineering specialty polymers. The most commonly known commodity polymers include polyethylene, polypropylene, polystyrene, PET and polyvinyl chloride. The commodity polymers are high volume resins which tend to be lower value-added materials produced in volumes of hundreds of billions of pounds per year. Engineering specialty polymer pricing varies widely based on the type of resin and the performance characteristics offered by the material. However, these resins are typically priced at a premium compared to commodity plastics and, according to Plastics News, engineering thermoplastics purchased at annual volumes of 300,000-500,000 pounds were selling at values starting at $1.10 per pound and reaching, in some cases, $4.25 per pound in January 2011. At smaller volumes, prices can be higher. In contrast, the commodity grade resins purchased at annual volumes of 2,000,000-5,000,000 pounds were priced between $0.72 and $1.68 per pound at that time. Pricing of commodity grade resins has been volatile due to fluctuations in raw material costs, and the availability of supply to meet customer demand.

The Chemicals Market

        The chemicals market is large and diverse. There are a large number of chemicals products which enable the manufacture of most industrial and consumer goods ranging from automobiles to food packaging. Major chemicals products include building block chemicals, such as ethylene and propylene, and specialty chemicals such as lubricating oil enhancers and pharmaceutical intermediates. The overall market size is estimated at $3.4 trillion. The vast majority of chemicals produced today use non-renewable resources such as oil, natural gas or coal as their basic raw material.

        The chemicals industry is seeking new, economically attractive pathways to reduce dependence on fossil fuels, dampen volatility and provide new functionality to enhance properties to benefit original equipment manufacturers, or OEMs and end users. Industrial biotechnology is a rapidly developing industry that offers a large number of potential options to meet these needs. The industry typically relies upon renewable feedstocks such as sugars and natural oils and provides pathways that enable the economically attractive production of a number of chemicals.

Fuels and Bioenergy Markets

        According to the U.S. Department of Energy's Report on International Energy Outlook dated July 2010, worldwide demand for liquid fuels and other petroleum could potentially rise from approximately 86 million barrels per day in 2006 to approximately 111 million barrels per day in 2035. The issues surrounding petroleum previously discussed have given rise to increasing demand for fuels produced from renewable sources. Many states are considering legislation to capitalize on the environmental and energy security benefits of renewable fuels by requiring their use.

        In December 2007, President Bush signed into law H.R. 6, the "Energy Independence and Security Act," which includes a historic Renewable Fuels Standard (RFS) calling for at least 36 billion gallons of ethanol to be used nationwide by 2022; an increase from the 9 billion gallons of ethanol used in 2008. This long-term growth plan for ethanol is intended to spur its commercialization from cellulosic feedstocks such as switchgrass, crop residues, forestry waste, and many other materials from all regions of the country. Beginning in 2016, an increasing portion of renewable fuels must be advanced biofuels, starting at 3 billion gallons in 2016 and increasing to 21 billion gallons in 2022. The National Commission on Energy Policy estimates that the new RFS and the increased fuel efficiency standards in the bill will reduce domestic oil use by more than 4 million barrels per day by 2030.

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

        Oilseed crops are of importance for feed, food and industrial applications. The chemical conversion of vegetable oils derived from oilseed crops to a variety of oleochemicals is already well established. A very important and growing area of application is the production of biodiesel by transesterification of vegetable oils with either methanol or ethanol to produce the corresponding methyl or ethyl esters. Biodiesel is an energy efficient fuel that reduces ground level ozone, reliance on petrochemical resources, and greenhouse gas emissions. Fuels derived from camelina, our targeted oilseeds crop, have already been used in test flights by the United States Air Force.

Emerging Issues Surrounding Petroleum-Based Plastics, Chemicals and Fuels

        The markets for petroleum-based plastics, chemicals and fuels are among the largest in the global economy. While these markets encompass a diverse array of products, they are all derived from fossil fuel feedstocks, particularly petroleum and natural gas. The prolonged broad use of these petroleum-based products has created several economic, social and environmental issues, including plastic waste management and pollution, limited fossil fuel availability, energy security and global warming and climate change. These issues have resulted in rising levels of interest in product alternatives that are biobased, sustainable and biodegradable, unlike those produced from fossil fuels.

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

        The threat that petroleum-based plastics pose to the marine ecosystem has been well documented. Studies have noted that the world's oceans show increasing levels of persistent plastic particles of a size ingestible by marine creatures at the bottom of the food chain. Larger plastic items are also accumulating in large quantities in certain parts of the ocean, and marine birds and mammals have been found dead as a result of ingesting or getting tangled in plastic debris.

        The Limited Long-Term Availability of Fossil Fuel—Declining domestic production in the United States, higher demand in the developed world, rising demand in emerging markets, the increasing cost of drilling activities and underinvestment in infrastructure are all factors that could limit the long-term availability of fossil fuel. The lack of substantial excess supply and increasing proportion of hydrocarbon reserves in politically unstable regions leaves the existing petrochemical market subject to significant risk of supply disruptions or dramatically volatile oil prices. Because fossil fuels are the primary feedstock for the plastics industry, polymer prices are affected by fossil fuel supply disruptions and price volatility. World oil prices have fluctuated greatly from $145 per barrel during 2008 to $40 per barrel in early 2009, and then back up to $89 in 2010. There is a growing view that developing alternatives to fossil fuel is a matter of national security. While the United States accounts for just 4.5% of the world's population and less than 3% of the world's oil reserves, the United States consumes about 24% of world oil production. The majority of the U.S. oil needs are imported, with significant supplies coming from unstable or politically risky parts of the world (the Middle East, Nigeria, Venezuela, and Russia), presenting risks to the economy and national security. Furthermore, oil is not a sustainable resource and there is growing concern that the natural peak for production may occur within the next 20 years.

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

The Metabolix Solution

        An Alternative Solution to Plastics in the Environment—Mirel is biodegradable under a wide variety of conditions and therefore can help reduce waste in the environment. Mirel is biodegradable in natural soil and water environments, home composting systems, and industrial composting facilities where such facilities are available. The rate and extent of Mirel's biodegradability will depend on the size and shape of articles made from it as well as the specific environment into which it is placed. Like nearly all bioplastics and organic matter, Mirel is not designed to biodegrade in conventional landfills. However, Mirel can reduce waste sent to landfills by providing a composting alternative. Mirel resins are the only non-starch materials to receive all four Vinçotte certifications for biodegradability in natural soil and water environments, industrial composting units, and home composting systems. Vinçotte is the recognized European authority on materials inspection, certification, assessments and technical training. Mirel resins will also biodegrade in marine environments in accordance with the American Society for Testing and Materials standard ASTM D7081 standard for non-floating biodegradable plastic in marine environments. It is critical to note, however, that Mirel is functionally durable under hot or wet conditions. Mirel will not begin to biodegrade until it is exposed to environments where there is microbial activity, such as soil, home compost, industrial compost or marine environments.

        Greenhouse Gas Emissions—We believe that the widespread use of our biobased plastics can decrease the use of fossil fuel and also offer our customers material solutions that reduce their greenhouse gas (GHG) footprint. Our current life cycle assessment (LCA) model for Mirel has identified the feasibility of reaching carbon neutrality using renewable energy sources in the manufacturing process. We are working with customers to determine the LCA for specific applications.

        Leveraging Agricultural Commodity Pricing Relative to Petrochemical Costs—Our use of corn sugar as a feedstock to produce Mirel and our use of other plant crops to co-produce plastics will reduce the reliance on fossil fuel as the primary input source, thus significantly addressing the effects of the fluctuating cost of fossil fuel. We believe that polymers based on agricultural feedstocks, such as Mirel, may experience a more predictable cost structure and may become competitive to traditional petroleum-based polymers over time. While Mirel will be produced using corn sugar, other sugars including cane or cellulosic sugar as well as vegetable oils can be used as feedstocks, which can enhance cost stability. The relative cost contribution of corn to Mirel is significantly less than that of the feedstocks for traditional petroleum-based polymers. Furthermore, even if pricing dynamics for corn and corn sugar change from past experience, we believe the volatility of oil prices will provide an incentive to diversify feedstocks. Our biosourced chemical products are also expected to leverage agricultural commodity pricing relative to petrochemical costs.

        Reducing Dependency on Foreign Energy—We believe the widespread use of Mirel can help lower the United States' exposure to imported oil. In addition, we believe that the plastic-producing crops, which we intend to develop, offer the United States an additional opportunity in biofuels production, which currently is focused primarily on corn-based ethanol. Our biosourced chemicals are also expected to reduce dependency on foreign energy.

Formation of Metabolix

        Metabolix was formed in 1992 with the vision to leverage the ability of natural systems to produce complex polymers from renewable resources as a means to serve the growing needs of society for plastic materials and chemicals without dependence on finite fossil resources.

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

        Our company was formed in 1992 to exploit these discoveries. In order to fully capture the opportunity, we acquired Monsanto's patent estate related to biobased plastics, which included the Biopol assets, in 2001. We have since fully developed an integrated manufacturing process using transgenic strains for fermentation and a proprietary recovery process. This integrated manufacturing process is being incorporated into the Commercial Manufacturing Facility. We have also developed proprietary plastic formulation technology, and we are also developing our platform technology for co-producing plastics, chemicals and energy in crops such as switchgrass, oilseeds and sugarcane. In addition, we are applying our proprietary technologies to our industrial chemicals platform.

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

Biology and Genetic Engineering

        While most biotechnology products today involve identifying a single gene to produce one protein, we have identified and chromosomally inserted a series of genes to produce several proteins and have done so in such a way that they are expressed to execute the right reactions at the right times. This work is at the forefront of a scientific discipline referred to as "Synthetic Biology" which has become the focus of intense research and design activities. There have been many new entrants, both academic and venture-backed start-up companies, in this general field primarily targeting biofuels, either advanced cellulosic ethanol or next generation technologies. We believe that we have unique capabilities based on nearly twenty years of development taking early stage gene/pathway discovery through the entire value delivery chain to a commercially viable technology and business. In addition, we have developed core competencies in plant transformation and the development of advanced multigene expression technologies for introducing multiple traits into biomass plant crops.

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

Chemical Process Engineering

        The third element of our technology and product development process involves process chemistry and chemical engineering to separate the polymer from the biological cell material once fermentation is complete. We have a dedicated team that has developed a proprietary process for Mirel recovery at the industrial scale. We are doing the same for our industrial chemicals platform. We have invented a process that achieves a high level of purity without damaging the polymer and is operating effectively at a commercial scale in the manufacture of Mirel. We have successfully demonstrated our ability to efficiently isolate the range of polymers necessary to meet and expand our range of target applications. These polymers can be routinely produced free from cell debris and processed into pellets. We believe that our capabilities in this area may also be applied to the development of industrial chemicals.

Polymer Science and Product Development

        The final elements of Mirel product development involve tailoring the polymer to provide the product properties and meet the processing requirements for specific customer applications and then compounding that material for delivery to customers. Our product development team has considerable expertise in polymer science and to date has developed advanced formulation and processing technology for injection molding, blown and cast film, sheet, and thermoforming. We have also moved blow molding, non-wovens and foam applications beyond the proof of concept stage. We will continue to work with Telles customers to optimize formulations to conform to their commercial specifications as Telles commercialization progresses. For chemicals, we are tailoring products and purity levels to meet customer and market needs.

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

        Market Positioning and Sales—We have put in place a marketing and sales team to educate and develop the prospective customer base for Mirel on behalf of Telles, our joint venture with ADM. This team is focused on positioning Mirel as a premium priced, specialty material that is an environmentally attractive alternative to petroleum-based plastics and lower performance bioplastics. Consistent with this positioning, we are marketing our biobased and biodegradable plastic under the brand name Mirel™ and will seek to co-brand Mirel with Telles' customers. The focus of this effort is to build a pipeline of customers across a range of applications. It is our goal to establish customer relationships that will lead to purchase commitments for the 110 million pound annual design capacity of the Commercial Manufacturing Facility and then, ultimately, to expand the plant beyond its initial capacity.

        Developing Applications for Mirel—We have developed formulations of our polymer suitable for injection molding, blown and cast film, sheet and thermoforming. These grades are being refined further to tailor them for specific customer performance requirements and applications. In addition, we are developing new formulations and processing protocols to extend the use of Mirel into blow molding, non-woven, foam and latex applications.

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

        Advancing Plant Crop Research—We believe that we are pioneering the technical process of introducing multigene traits into plant crops for the production of plastics directly in the plant. Our plant crop platform is currently in the research phase. During 2010 we made significant progress in our crop-based research programs. We now have reached 6% PHA in switchgrass leaf tissue. This furthers development of Metabolix crop technologies for the co-production of biobased plastics in non-food bioenergy crops. We intend to continue exploring additional crop varieties that offer attractive commercial opportunities. These include oilseed, which is suitable for northern climates and can co-produce PHAs along with biodiesel feedstock, and sugarcane, which is suitable for tropical climates and can co-produce PHAs along with ethanol feedstock. With the continued progress expected by our plant science team, coupled with our advancing PHA recovery technology, we are well on our way to forming the basis for a very attractive pathway to produce plastics and chemicals.

        Partnering our Plastics in Plant Crops Programs—As appropriate, we may seek to leverage our technology and establish strategic partnerships with one or more industry leading companies that can provide access to resources and infrastructure valuable for commercializing these platforms. These partnerships may take the form of large-scale strategic collaborations, or more limited collaborations with partners having complementary strengths, for example in biorefinery operations or marketing. We may also seek funding through government grants or other government programs aimed at promoting development of biobased plastics and fuels. In 2007 we formed a collaboration with the Australian Cooperative Research Centre to engineer sugarcane to produce bioplastics in the plant. During 2010 we continued this research through a subsequent collaboration with the Australian Research Council. In August 2010, we also established a research company in Saskatchewan, Canada to further pursue our research with industrial oilseed crops.

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

        Commercial Alliance Phase—The primary purpose of this phase is to build the Commercial Manufacturing Facility, to market and sell PHA bioplastics, which are now being marketed under the name Mirel through a joint venture company owned equally by Metabolix and ADM Polymer, which we have named Telles, to make arrangements for the financing of the operation and to allocate distributions of cash flow. The first part of the Commercial Alliance Phase is the Construction Phase. The Construction Phase of the commercial alliance will end, and the Commercial Phase will begin, upon the achievement of a milestone referred to in the Commercial Alliance Agreement as "First Commercial Sale." Achievement of this milestone requires the sale by Telles to third parties of at least one million pounds of Mirel manufactured at the Commercial Manufacturing Facility. Sales must meet certain criteria, including a minimum order size, product must be accepted by the customers in accordance with the terms of their contracts, and payment must be received from the customer in order for such sales to contribute towards the First Commercial Sale milestone.

        The Commercial Alliance Phase will last until the expiration of the U.S. patents licensed under the agreement (including patents licensed by us to Telles and patents claiming inventions made during the strategic alliance with ADM Polymer), unless we and ADM enter the Joint Venture Phase (as described below) or unless either party terminates the strategic alliance. During the Commercial Alliance Phase, ADM is responsible for and finances construction of the Commercial Manufacturing Facility, which it owns. In addition, ADM will finance the working capital requirements of Telles. We are responsible for establishing compounding operations, and we will take responsibility for continuing research and development. In addition, we will lead the sales and marketing efforts on behalf of Telles until the end of the Construction Phase. At that time, Telles will assume control of, and pay for, such activities. The Commercial Alliance Agreement called for Telles to pay quarterly support payments of approximately $1.6 million each. The last of fourteen quarterly support payments was received as of June 30, 2009. Upon the commencement of the Commercial Phase of the alliance, Telles will pay royalties to us for all Mirel sold by Telles. Telles also pays manufacturing fees to ADM for production of Mirel and pays compounding fees to us for certain compounding services. Telles will compensate ADM and us for services that we each may provide under separate service agreements. For example, we anticipate that we will provide research, development, marketing and sales services to Telles under such a service agreement.

        ADM is responsible for the financing and construction of the Commercial Manufacturing Facility to the full 110 million pound annual designed capacity. ADM owns the Commercial Manufacturing Facility and operates it under a manufacturing agreement with Telles. Although Telles is a separate legal entity owned equally by Metabolix and ADM Polymer, ADM Polymer is disproportionately funding the activities of the joint venture subject to certain limitations. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow will be used, whereby Telles' profits, after payment of all royalties, service reimbursements and other operating expenses, will be distributed to ADM until ADM's disproportionate investment in Telles, including the costs of constructing the Commercial Manufacturing Facility, have been returned to ADM. Once ADM has recovered such amounts, the profits of Telles will be distributed in equal amounts to the parties.

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

        Joint Venture Phase—When projected market demand exceeds the 110 million pound annual capacity of the Commercial Manufacturing Facility, ADM has the option to form a new entity with us in order to build additional capacity and expand the commercial operation beyond the limits of the initial production capacity. The new joint venture entity would be owned equally by Metabolix and ADM Polymer. Under certain circumstances, if ADM does not exercise its option, Metabolix would have an opportunity to manufacture and sell Mirel independent of the Commercial Alliance. While the forgoing principles of the joint venture have been agreed to, the detailed terms and conditions will not be determined until a later date.

The Value Proposition of Mirel

        We believe Mirel offers the broadest range of properties and processing options compared to today's existing bioplastics. We believe Mirel's unique combination of being both biobased and biodegradable while having comparable functional properties to petroleum-based polymers stands alone in the bioplastics marketplace. Where possible, Telles intends to co-brand the products that incorporate Mirel. Prospective buyers of Mirel are seeking not only the functional properties Mirel provides, but also the ability to promote their use of sustainable and renewable products. Co-branding enables Telles customers to convey environmental responsibility to their end consumers by referencing the Mirel brand with their product. Mirel is being positioned as a specialty material that can serve both a functional need (which petroleum-based polymers may satisfy) and consumer preference for environmental responsibility (which petroleum-based polymers cannot address). Consequently, we expect Telles to price Mirel as a specialty product at a premium compared to the prices of large volume commodity polymers but comparable to a number of specialty polymers. The business model for positioning products with an environmental benefit at a higher price is increasingly prevalent with examples in several different industries ranging from retail food stores to gasoline-electric hybrid automobiles. Telles' strategy is to enter the market with premium priced products that address specialized segments that can be served competitively by Mirel's distinctive properties. Telles sells Mirel in pellet form (for further processing and re-sale as finished goods or components by customers), in densified form and as a blend with other biodegradable materials, and may also sell Mirel in other forms as may be determined by Telles and its customers.

        We believe that the principal advantages of Telles products will be the ability to use renewable feedstocks and biodegradability combined with their performance when compared to alternative products. We believe PHA plastics, such as Mirel, are unique compared with other biodegradable (both petroleum and renewable resource based) plastics when compared based on the following factors:

    Biodegradability—Mirel will biodegrade due to the action of microbial agents in a wide variety of conditions, including home and industrial compost systems, soil, anaerobic environments such as those found in anaerobic digesters and septic systems, and marine and fresh water environments. The rate and extent of Mirel's biodegradability will depend on the size and shape of the articles made from it as well as the specific end-of-life environment. However, like nearly all bioplastics, Mirel is not designed to biodegrade in landfills. Many plastics considered to be biodegradable only degrade in a controlled municipal industrial compost facility.

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

    Property Range—Similar to petroleum-based plastic, Mirel possesses a particularly broad range of functional properties, varying from hard and stiff to soft and flexible.

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

    Carbon Footprint—Our current life cycle analysis (LCA) model for Mirel has identified the feasibility of reaching carbon neutrality using renewable energy sources in the manufacturing process. We are working with customers to determine the LCA for specific applications.

Biobased and Biodegradable

        Mirel has the advantage in the marketplace of being both biobased and biodegradable while having comparable functional properties to petroleum-based polymers. However, in today's marketplace there is sometimes confusion about the use of the terms "biobased" and "biodegradable." Telles has committed to following industry guidelines when making these claims. Mirel bioplastics have received the Vinçotte certifications of "OK Biodegradability Soil" for natural soil biodegradability, "OK Biodegradability Water" for fresh water biodegradability, "OK Compost" for compostability in an industrial composting unit, and "OK Compost Home" for compostability in home composting systems. Vinçotte is the recognized European authority on materials inspection, certification, assessments and technical training. Mirel bioplastics are the only non-starch bioplastics to gain all four Vinçotte certifications. In addition to the Vinçotte certifications, Mirel bioplastics has been certified compostable by the Biodegradable Products Institute (BPI), an independent North American certifier of compostable material. BPI certification shows that Mirel bioplastics comply with the specifications established in the American Society for Testing and Materials standard ASTM D6400 for composting in a professionally managed composting facility.

Trends and Opportunities for Mirel

Branded Products

        The market for branded products and services with attributes of environmental responsibility and sustainability is an emerging business opportunity. We expect that by co-branding products that use Mirel, Telles and its customers will be able to jointly promote environmental responsibility. We believe that producers are positioning products as environmentally responsible or superior to gain a competitive advantage as they believe consumer preferences are shifting. We believe the use of Mirel in branded products either directly or for packaging will facilitate and enhance customers' efforts to exploit this trend. As an example, during 2010, Ball Innovations, a business unit of Ball Horticultural Company, received a 2010 Greener packaging award for its SoilWrap ® plantable container made with Mirel bioplastics. This product is being cobranded by Telles and Ball.

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

Agriculture/Horticulture

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

Compost and Organic Waste Diversion Bags

        Applications such as industrial can liners, kitchen compost bags and organic lawn and leaf bags have a strong need for the biodegradability offered by Mirel. Composting is becoming more and more popular as a method for organic waste disposal. Industrial users are seeking solutions which help them eliminate waste and enhance sustainable options. The use of Mirel allows both the industrial and consumer users to dispose of these wastes in a bag that is biodegradable in industrial composting as well as home composting.

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

Consumer Products

        The need for both biobased materials and biodegradability are major drivers in this market. Brand owners are under significant pressure to offer environmentally responsible products to their customers. Many major retailers and brand owners are implementing management systems to drive waste reduction and sustainability. Industrial users are also seeking solutions which help them eliminate waste and enhance sustainable options. The use of Mirel offers producers the opportunity to position products as environmentally responsible or superior to petroleum-based plastic. As well, producers developing new products are being held more responsible for the end life of these products or components. We believe the use of Mirel in branded products either directly or for packaging will facilitate and enhance Telles' customers' efforts to exploit this trend.

Business Equipment and Durable Goods

        Like consumer product producers, producers of business equipment or durable goods are under significant pressure to become environmentally responsible when offering products including scientific labware, computer components and electronic devices such as cell phones, printers and MP3s to their customers. The use of Mirel offers producers the opportunity to demonstrate their commitment to utilizing biobased renewable materials.

General Packaging

        Many plastic items, particularly single use items such as bottles and caps, cups, lids and straws, and grocery bags become litter in the environment where they can become a significant problem. Mirel products, disposed of along with food waste, can be fed into composting or anaerobic digestion systems. Opportunity for the application of Mirel exists for packaging items such as shrink film for pallet wrap, foam packaging for shipping electronic devices and foam thermoformed packaging where expandable polystyrene is being banned through government regulation. Mirel offers a biobased and biodegradable substitute that may be more appealing to consumers.

Marketing and Sales

        On behalf of Telles, we intend to sell Mirel into markets around the globe, with an initial focus on North America and Europe. In order to target markets in Europe, Telles established Telles (Europe) B.V., a wholly owned subsidiary, in The Netherlands. Telles (Europe) B.V. is used as a distributor to provide sales and service support. We intend to establish marketing and sales efforts either directly or through regional alliances with local firms in other parts of the world. We will also consider selected market development arrangements in certain discrete segments, such as fiber, where there may be advantages to working closely with a market leader in that segment.

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

        We have provided material to customer prospects for initial testing. Some customer prospects have progressed to evaluation of additional volumes of Mirel in larger scale product qualification trials and test marketing, and some customers have entered into commercial supply agreements. In 2008, Heritage Bag Company successfully test marketed Mirel as a component for its compostable industrial can liners. During 2008, Ball Horticultural Company successfully test marketed pot liners composed of Mirel. Labcon North America successfully test marketed pipette racks composed of Mirel in 2008. During 2008 we signed an agreement with a subsidiary of Newell Rubbermaid, a global marketer of consumer and commercial products, to supply Mirel bioplastic injection molding grade resin. During October 2009 Pharmafilter BV, a bioenergy technology company based in Amsterdam, selected Mirel bioplastics for a suite of disposable products for hospital use. In March of 2009, Bioverse, a developer of natural products to assist bioremediation of commercial and residential water features, contracted to purchase injection molding-grade Mirel bioplastic resin to produce a biodegradable version of its AquaSphere PRO pond and lake treatment system for golf courses.

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

  •
  not break down in everyday use.

        Companies active in the PHA plastics segment include Kaneka, Tianan, Tianjin, EcoMann and a minor producer in Brazil. The key players in PLA and starch-based biodegradable plastics include

NatureWorks, Mitsui Chemical, Toyota, Novamont and Stanelco. Some of Mirel's competitors are summarized below.

Biodegradability	Based on Petroleum	Based on Renewable Resources
Biodegradable	Synthetic Biodegradable:	PHA:
	• BASF (EcoflexTM)	• Metabolix (MirelTM)
	• Dupont (BiomaxTM)	• Kaneka (PHBH)
	• ShowaDenko (BionolleTM) • Mitsubishi Chemical (GS Pla)	• Tianan (PHBV) • Tianjin (SoGreenTM) • EcoMann (EM)
PLA:
• NatureWorks (IngeoTM) • Mitsui Chemical (LaceaTM) • Toyota
Starch-based:
• Novamont (Mater-BiTM) • Stanelco
Non-Biodegradable	Conventional petroleum-based plastics	• DuPont (SoronaTM (~30% biobased)) • Dow Chemical (Soybean Polyurethanes) • Arkema (Nylon 11) • Braskem (HDPE)

Regulatory Requirements

        Some applications for which Mirel may be suitable, such as food packaging, plastic-coated paper cups, and lids for disposable cups, involve food contact, which, in the United States, is regulated by the U.S. Food and Drug Administration (FDA). The FDA process for food contact requires the submittal of a dossier, which is made up of a number of extraction studies conducted under specific guidelines. After submittal of a dossier, the FDA has 120 days to ask for additional testing or to modify the submitted approach. Once this time period has elapsed, if there are no objections from the FDA, the manufacturer is free to pursue the submitted food contact segments.

        In 2010, Mirel F1005, F1006 and F3002 grades became available for use in non-alcoholic food contact applications. The conditions of use range from frozen food storage to boiling water up to 212°F, including microwave reheating. Mirel is suitable for a wide range of injection molded food service and packaging applications including caps and closures, and disposable items such as forks, spoons, knives, tubs, trays, and hot cup lids. The clearance also includes products such as housewares, cosmetics and medical packaging.

Research & Development Programs

        We have a long standing and ongoing research and development program that is designed to exploit our integrated systems approach to industrial biotechnology. We believe that the technical challenges of successfully deploying biotechnology in industrial settings are high and that systems developed in an integrated and comprehensive environment will generate the optimum possible results and provide us with a competitive advantage. Furthermore, we believe fully developed, commercially viable processes will expand our financing options and, where appropriate, command higher values from potential partners than individual components or technologies.

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

        As of December 31, 2010, we employed 72 personnel conducting research and development for our programs. Among our research staff, 26 hold Ph.D.s and 42 hold masters' or bachelors' degrees in their respective disciplines. Our staff has expertise in the following areas: microbial genetics, bioinformatics, metabolic engineering, systems biology, plant genetic engineering, fermentation process engineering, chemical engineering and polymer science and engineering.

Telles Research Support

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

Industrial Chemicals Program

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

        Today, C4 chemicals are produced almost entirely from fossil-based hydrocarbons such as natural gas, oil or coal and are used in products such as auto parts, spandex, polyurethanes, engineering resins and solvents. Global demand for C4 industrial chemicals is estimated at approximately 3 billion pounds annually, and has been growing at a rate of 4 to 5 percent a year. During 2010 Metabolix focused its efforts on the technology and commercial development of the specialty C4 chemicals segment that includes the pyrrolidones. During 2010, we completed our first large-scale fermentation demonstrating scale-up by a factor of 250 with performance of the strain essentially as expected from the laboratory results. Recovery and purification efforts continued and we made progress toward production of samples for shipment to potential customers. Exploratory partnership discussions were expanded focusing on both upstream and downstream aspects of the value chain.

        During 2010 Metabolix further extended the technology into C3 chemicals. Today, C3 chemicals are produced almost entirely from fossil-based hydrocarbons with propylene oxidation dominating. The C3 chemicals, including glacial acrylic acid and acrylates, are used in products such as superabsorbent polymers (SAP), water treatment chemicals, coatings (decorative, automotive, paper) and adhesives. Global demand for C3 chemicals is estimated at greater than 9 billion pounds annually (approximately $7 - 9 billion), and the global market is projected to grow at greater than 3% per year, pulled by Asia, China and India in particular. During 2010, efforts were focused on establishing a clear technology and intellectual property strategy, and proof of concept was demonstrated for a fermentation strain and potential low-cost recovery process at laboratory scale. Efforts continue to improve the efficiency of the strain with the goal of being cost competitive with fossil-based C3 chemicals at an oil price of $80 per barrel.

Crop-Based Businesses

        We are developing a technology to produce plastics directly in plants, including oilseed, switchgrass, and sugarcane. This effort builds on our success in creating high productivity microbial biofactories and may enable the production of biobased plastics with economics that are as favorable as, or more favorable than, general purpose commodity plastics such as polyethylene, polypropylene and polystyrene. We have recently extended this program to include a mechanism recovering chemicals from the polymer produced in the plant. We have successfully achieved the milestone of significant levels of polymer production in switchgrass and are now working to increase production to levels that would be commercially viable. We believe we can engineer a system that co-produces plastics or chemicals along with biomass for conversion to energy (such as steam, electricity or biofuels such as ethanol or biodiesel). This concept, called a "biomass biorefinery," is based on the co-production of energy and higher value biobased plastic. It is analogous to today's energy/petrochemical industry where synthetic plastics are derivative value-adding products along with energy produced from petroleum and natural gas. We believe the co-production of biobased plastics with energy in one system will offer superior economic value and efficiency to a single product system.

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

        We believe that our biomass biorefinery program offers the potential to improve the economics of producing not only biobased plastics and chemicals, but also bioenergy. The effect of this program could nearly double the value per acre of crop harvested. We expect that polymer production economics can be improved because the manufacture of the material will take place within the plant. With our current fermentation process, starch, a precursor to our feedstock (i.e., corn sugar), is produced within the plant. Considerable capital and operating costs are incurred extracting starch, converting it to corn sugar feedstock and then fermenting that feedstock to produce microbial cells containing plastic, which is then extracted to produce Mirel. Through direct production in switchgrass, oilseeds or other crops, we can eliminate the capital required for the fermentation facility and those conversion costs and potentially achieve production economics comparable to those of general agricultural products, which are inexpensive. It is also commonplace within both the agricultural and the energy industries to produce a variety of co-products from raw materials to maximize value. As with a barrel of oil that is converted to both gasoline and plastic, or a bushel of corn that is converted to industrial starches, animal feed, sweetener and other products, we believe that a plant variety that co-produces both plastics and energy can have more value than one that does not.

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

Oilseeds

        We are applying our patented technology to the development of an advanced industrial oilseed crop for co-production of bioplastics along with vegetable oil. Industrial oilseed crops are currently grown primarily for conversion of the oil to products for non-food applications, such as biodiesel fuel or oleochemicals. By co-producing bioplastics in an industrial oilseed, the overall potential economic value of oilseed crop production is increased. We hope to tap into the existing infrastructure for harvesting, storing and transporting oilseeds.

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

        During August 2010, the Company continued to conduct oilseed research through its newly established wholly-owned research company, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada.

Switchgrass

        Our second crop program focuses on switchgrass, a commercially and ecologically attractive, non-food energy crop that is indigenous to North America. Switchgrass is an attractive biomass to energy crop that is generally considered to be a leading candidate for cellulose-derived production of ethanol and other biofuels. It is a high density perennial crop that can grow on marginal land and does not require substantial inputs in terms of water or fertilization. It has the capability of sequestering significant amounts of carbon dioxide from the atmosphere in its root systems.

        During 2010 we made significant progress in our crop-based businesses. We now have reached 6% PHA in switchgrass leaf tissue. Our research is currently focused on increasing plastic production levels to amounts we believe would be commercially viable, which we have stated is around 7% of the total weight of the plant.

Sugarcane

        We are also developing sugarcane for co-production of biobased and biodegradable plastic within the leaves and stems of that plant. Sugarcane is currently the premier biomass crop for biofuels, and we believe it can be developed to produce an advanced biorefinery feedstock for the production of bioplastics, chemicals and energy, significantly expanding our global reach. In 2007, we entered into a research collaboration with Australia's Cooperative Research Centre for Sugar Industry Innovation through Biotechnology ("CRC SIIB") to develop sugarcane strains for the production of plastics. While switchgrass is well suited for the North American climate, sugarcane will be ideal for more tropical climate zones. Biotechnology recovery operations could be added onto an existing sugar mill to take advantage of the harvesting, processing and co-generation facilities already in place. Together with the CRC SIIB we achieved a bioplastic content level of 3.5% in sugarcane leaves. During 2010, we formed a subsequent collaboration with the Australian Research Council to further pursue our research with sugarcane.

Intellectual Property

        Our continued success depends in large part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.

        We own approximately 430 issued patents and approximately 170 patent applications worldwide, and we have licensed from third parties approximately 90 issued patents and patent applications worldwide. These patents cover, among other things, the fundamental biotechnology needed to produce Mirel as well as compositions, processes and derived products. The licensed patents and patent applications include patents covering our core technology that are owned by Massachusetts Institute of Technology (MIT) and exclusively licensed to us. Under the MIT licensing agreement, we currently pay annual license fees. In addition, under this licensing agreement, we are obligated to pay royalties on sublicensing revenue and sales of products, if any, covered by the licensed patents.

        Our patents are directed to compositions of polymers, genes, vectors, expression systems in plants and microbes, devices, coatings, films, as well as methods of manufacture and use. The terms of such patents are set to expire at various times between 2011 and 2027.

        Under our Commercial Alliance Agreement with ADM, Telles has an exclusive license under our intellectual property for the manufacture and sale of Mirel. Any newly developed intellectual property that is funded by Telles will be jointly owned by ADM and us. Intellectual property that we develop or acquire outside the alliance may be subject to certain Telles rights to the extent that it pertains to PHA materials or PHA related materials. However, the agreement does not limit our right to develop, manufacture or sell biobased plastics, including PHAs, produced through plants such as switchgrass, sugarcane or oilseeds independent of the alliance.

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

Employees

        As of December 31, 2010, we had 116 full-time employees. Of those employees, 72 were in research and development, 6 were in sales and marketing and 38 in general and administration. Most of our employees are located in Massachusetts. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Corporate and Investor Information

        Our company was incorporated in Massachusetts in June 1992 under the name Metabolix, Inc. In September 1998, we reincorporated in Delaware. Financial and other information about our company is available on our website (http://www.metabolix.com). The information on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered to be part of this annual report on Form 10-K. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (the "SEC"). In addition, the public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, our filings with the SEC may be accessed through the SEC's website at www.sec.gov.

ITEM 1A.    RISK FACTORS

        Our operations and financial results are subject to various risks and uncertainties that could have a materially adverse affect on our business, financial condition, results of operations and the trading price of our common stock.

Risks Relating to Our Telles Joint Venture

The success or failure of Telles will materially affect our Company's financial results.

        We expect to receive payments from Telles for the compounding services we provide to Telles as well as royalty payments on sales of Telles products. The compounding payments and royalty payments are due to us as Telles sells product to its customers. Although Telles is a separate legal entity owned equally by us and ADM, ADM will disproportionately fund the activities of the joint venture. Specifically, ADM's cost of constructing the Commercial Manufacturing Facility for the production of Mirel, the working capital requirements of the joint venture funded by ADM, and ADM's support payments to us will exceed the investments made by us to establish compounding operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow provides that all profits, after payment of all royalties, reimbursements and fees, from the joint venture will be distributed to ADM until ADM's disproportionate investment in the joint venture, including the costs of constructing the Commercial Manufacturing Facility, have been returned to ADM. In order to track the disproportionate investments ADM has made, a Ledger Account has been established to record the respective investments made by the parties. As of December 31, 2010 the balance of the ADM Ledger Account was approximately $403 million. We will not receive any distribution from the profits of the joint venture until ADM has recovered these amounts. Therefore, any factors that delay or reduce Telles' profits, including manufacturing, compounding or distribution difficulties or delays that affect the ramp-up of commercial sales, will materially impact our Company's financial results.

        Additionally, if initial sales of Mirel are slower than anticipated, our financial results will be negatively affected. Telles will not begin to pay us royalties on sales of Mirel or reimburse us for the cost of services provided to Telles until the achievement of a milestone referred to in the Commercial Alliance Agreement as "First Commercial Sale." Achievement of this milestone requires the sale by Telles to third parties of at least one million pounds of Mirel manufactured at the Commercial Manufacturing Facility. Sales must meet certain criteria, including a minimum order size, product must be accepted by the customers in accordance with the terms of their contracts, and payment must be received from the customer in order for such sales to contribute towards the First Commercial Sale milestone. Generally, new product applications require a long lead time and sufficient quantities of polymer for development and qualification before customers enter into sales commitments. Achievement of the First Commercial Sale milestone is taking longer than anticipated. If there are manufacturing, compounding or distribution difficulties or further delays that affect the ramp-up of commercial sales, our cost of Telles support activities will increase. We will incur additional unreimbursed product development, sales and marketing costs until the Commercial Phase of the alliance begins, and the revenue from sales, if any, of Mirel and the distribution of profits, if any, to us will be delayed.

Telles products may not achieve market success.

        Telles currently has only limited customer commitments for commercial quantities of Mirel. Prospective customers are currently evaluating and performing tests on Mirel prior to making large-scale purchase decisions. Market acceptance of Mirel and future Telles products will depend on numerous factors, many of which are outside of our control, including among others:

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

  •
  general market conditions.

        Under the Commercial Alliance Agreement, Metabolix is responsible for providing Telles sales and marketing services. We currently have limited marketing and sales experience and capabilities and virtually no distribution experience or capabilities. Our future revenues will be materially dependent upon our ability to identify and hire new employees and augment our own resources by entering into distribution arrangements with third parties. If we are unable to develop or obtain access to sales and marketing expertise, sales of Telles products, if any, may be adversely affected.

Telles faces and will face substantial competition.

        Telles faces and will face substantial competition from a variety of companies in the biodegradable, renewable resource-based plastic segment, within which there are three distinct technologies: PHA, PLA and starch-based biodegradables. While some of competitors' existing products that are produced from renewable feedstocks do not have the range of properties that Mirel offers, such products are, nonetheless, suitable for use in a range of products at a price which may be lower than our premium priced product offerings. Telles competitors include, but are not limited to, Kaneka and Tianan in the PHA plastic segment, NatureWorks, Mitsui Chemical, Toyota, Novamont, and Stanelco in PLA and starch-based biodegradables, as well as all of the producers of petroleum-based plastics. Many of Telles' competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than Telles. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that Telles will be able to compete successfully against current or new competitors.

Telles manufacturing and compounding capacity may not be sufficient to keep up with demand in a timely or economical manner.

        ADM's Commercial Manufacturing Facility for Mirel began operations in late 2009. The current and anticipated methods for manufacturing Mirel are highly complex processes in which a variety of difficulties may arise. We may not be able to resolve any such difficulties in a timely or cost effective fashion, if at all. We cannot assure you that ADM will be able to successfully manufacture Mirel at a scale consistent with customer demand in a timely or economical manner, or that the quality of the commercial product will be acceptable on a consistent basis.

        Since commercial manufacturing of Mirel is still in its early stages, Mirel manufacturing costs are uncertain and may ultimately be higher than we expect. While we believe that manufacturing costs will be reduced over time as we and ADM gain manufacturing know-how and improve our technology, we cannot be sure that ADM can manufacture Mirel in an economical manner. If ADM fails to develop adequate manufacturing capacity and expertise or fails to manufacture Mirel economically at large scale or in commercial volumes, the commercialization of Mirel and our business, financial condition and results of operations will be materially adversely affected. Further, we are responsible for the compounding of Telles products. If we fail to obtain or maintain third party toll compounding services on acceptable terms, or to establish our own compounding facility to provide such services in a timely and economical manner, the commercialization of Mirel and our business, financial condition and results of operations will also be materially adversely affected.

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

We rely heavily on ADM for the successful implementation of our joint venture.

        We rely on ADM:

  •
  to provide capital, equipment and facilities for the manufacture of Mirel,

  •
  to provide expertise in performing certain manufacturing and logistical activities,

  •
  to provide funding for research and development programs, product development programs and commercialization activities,

  •
  to provide access to raw materials.

        Failure to maintain this arrangement or a failure in ADM's performance under the commercial alliance would have a materially adverse affect on our business and financial condition. ADM is permitted by contract to terminate the Commercial Alliance Agreement with 30 days notice if, based upon a change in circumstances beyond the reasonable control of ADM, the projected financial return from the commercial alliance is deemed by ADM to be either too uncertain or inadequate.

        We cannot control ADM's performance or the resources they devote to our programs. We may not always agree with ADM, nor will we have control of their activities on behalf of any alliance. In the event of a disagreement with ADM, Telles performance may be adversely affected, programs may be delayed or terminated, or we may have to use funds, personnel, equipment, facilities and other resources that we have not budgeted to undertake certain activities on our own. It could also result in expensive arbitration or litigation, which may not be resolved in our favor. Performance issues, program delay or termination or unbudgeted use of our resources may have a material adverse effect on our business and financial condition.

The commercial success of Mirel may be limited if Telles is unable to obtain raw materials in sufficient quantities or in a timely manner.

        We anticipate that the production of Telles products will require large volumes of feedstock, initially corn sugar. ADM is the sole source of the dextrose (corn sugar) that is the primary feedstock for the production of Mirel, and our agreement with ADM limits Telles' ability to require the use of other sources of raw material. We cannot predict the future availability of such feedstock or be sure that ADM will be able to supply it in sufficient quantities or in a timely manner. Weather conditions have historically caused volatility in the corn market by causing crop failures or reduced harvests. Crop disease and pestilence can also occur from time to time and can adversely affect corn harvests. Processing agents that are used in the manufacture of Mirel and additives and other materials blended with Mirel formulations may only be available from limited sources. If corn sugar production is adversely affected by weather or other conditions, or if other raw materials cannot be obtained in sufficient quantities or at acceptable prices, Telles' ability to produce its products may be impaired, the cost of manufacturing Mirel formulations may increase, and our business will be adversely affected.

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

Risks Relating to Our Crop-Based and Industrial Chemicals Business Platforms

We may not be successful in the development of our crop-based platform or our industrial chemicals program.

        We are at an early stage of developing the technology and processes to produce biobased plastics and chemicals in plant crops, including switchgrass, sugarcane and oilseed, and applying our core capabilities in microbial engineering and plant transformation to develop biological routes to chemicals and chemical intermediates. The technological challenges associated with these programs are extraordinary and we may not be able to overcome these challenges. We will be required to invest a significant amount over a long period of time to complete such development work, if it can be completed at all.

        To date our efforts to produce biobased plastics in crops have focused primarily on the genetic engineering required to cause the crops to aggregate plastic in the plant mass during the life cycle of the plant. We have not yet achieved a high enough concentration of plastic in commercial crops to make the current technology and process economically feasible at a commercial scale. If we are able to complete the genetic engineering work that leads to such aggregation at acceptable levels, we will also need to perform additional process engineering so that plastic can be recovered from the harvested crops, processed and formulated as required to constitute a marketable product. The time required for development, regulatory approval and commercialization of crop-based products is very long. Such development work may not be successful and we may not have the financial resources to fund such work.

        Our chemicals development efforts are also at a very early stage. We are currently focused on the genetic and process engineering required in connection with such programs. Because we will be funding much, or perhaps all, of the development of such programs, there is a risk that we may not be able to continue to fund such programs to completion or to provide the support necessary to distribute, market and sell resulting products, if any, on a worldwide basis. These development programs will consume substantial resources.

        We cannot predict the costs of producing biobased plastics in plant crops or producing chemicals through biological routes, given the stage of development of these programs. The anticipated methods for manufacturing biobased plastics in crops and for producing bio-engineered chemicals and energy are highly complex processes in which a variety of difficulties may arise and there are extensive regulatory requirements to be met. The success of our industrial chemicals program will also depend on the cost of the sugars that we will use as feedstocks, relative to the price of petroleum. Given these uncertainties, we may not be able to successfully produce biobased plastics in plant crops or biosourced chemicals in an economical manner.

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

        The plastics and chemicals that we plan to develop will compete with other technologically innovative products as well as conventional petroleum-based plastics and chemicals. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current or new competitors.

We may rely heavily on future collaborative partners.

        We may enter into strategic partnerships to develop and commercialize our current and future research and development programs with other companies:

  •
  to provide capital, equipment and facilities,

  •
  to provide expertise in performing certain manufacturing and logistical activities,

  •
  to provide funding for research and development programs, product development programs and commercialization activities,

  •
  to provide access to raw materials, and/or

  •
  to support or provide sales and marketing services.

        We may not be successful in establishing or maintaining suitable partnerships, and we may not be able to negotiate collaboration agreements having terms satisfactory to us or at all. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner's performance under any such arrangements could have a materially adverse affect on our business and financial condition.

Other Business Risks

Our future profitability is uncertain, and we have a limited operating history on which you can base your evaluation of our business.

        We have had net operating losses since being founded in 1992. At December 31, 2010, our accumulated deficit was approximately $207 million. Since 1992, we have been engaged primarily in research and development and other pre-commercial and early-stage commercial activities. Because we have a limited history of commercial operations and we operate in a rapidly evolving industry, we cannot be certain that we will generate sufficient revenue to operate our business and become profitable.

        Our revenue will be dependent on the successful completion of the scale-up and commercialization of Mirel through our strategic alliance with ADM, and other future products through other partnerships or joint ventures, if any, with third parties and separately for our own account. In addition, if we are unable to develop, commercialize and further advance technologies relating to the production of biobased plastics in crops and chemicals, or if sales of Mirel or such other products are not significant, we could have significant losses in the future due to ongoing expenses to perform research and product development and our inability to obtain additional research and development funding in connection with such products. In addition, the amount we spend will impact our ability to become profitable and this will depend, in part, on the number of new products that we attempt to develop. We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable or achieve significant revenues.

We may need to secure additional funding and may be unable to raise additional capital on favorable terms or at all.

        We have consumed substantial amounts of capital since our inception in 1992 for our research and development activities. Although we believe our unrestricted cash, cash equivalents and short-term investments of approximately $62 million as of December 31, 2010, will be sufficient to fund our anticipated cash requirements for at least the next 24 months, we may require significant additional financing in the future to fund our operations. We cannot assure you that additional financing will be available on terms acceptable to us, or at all. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through the use of existing cash resources and through strategic collaborations, governmental research grants, and/or by licensing all or a portion of our programs or technology. We may also seek additional funds through private or public sales of our securities, or debt financings. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Further, additional funding may significantly dilute the ownership interest of existing stockholders.

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

        While historically we have focused the majority of our efforts on research and development of Mirel, we plan to grow by allocating resources to developing additional marketing and sales expertise, entering into additional collaborations with strategic partners, adding personnel with specific technological experience, and developing and commercializing additional products, such as chemicals and chemical intermediates from renewable resources. Our ability to grow in this manner will require that we manage a diverse range of relationships and projects, expand our personnel resources and facilities, and broaden our geographic presence. Our inability to do any of these could prevent us from successfully implementing our growth strategy, and our business could be adversely affected.

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

        Mirel is a new material produced by genetically-engineered microbes using corn sugar derived from genetically engineered corn as a feedstock. In the future our products may be produced in genetically-engineered crops or through fermentation using genetically-engineered microbes. We may incur liability and/or legal expenses if there are claims that our genetically-engineered crops damage the environment or contaminate other farm crops. Some countries have adopted regulations prohibiting or limiting the production of genetically-engineered crops and the sale of products made using genetically engineered organisms. Such regulations could harm our business and impair our ability to produce biobased plastics in that manner.

        The subject of genetic engineering of crops and other species has received negative publicity and has aroused public debate. Government authorities could, for social or other purposes, prohibit or regulate the development and use of genetically-engineered organisms or products made from such organisms. Social concerns could adversely affect acceptance of our products.

We are subject to significant foreign and domestic government regulations, and compliance or failure to comply with these regulations could harm our business.

        The manufacture, use, sale and marketing of Mirel is subject to government regulations in the U.S. and other countries, including requirements for government approval of food contact applications. Our plant-crop and renewable chemical products will also be subject to government regulation in our target markets. In the U.S., the EPA administers the Toxic Substances Control Act, or TSCA, which regulates the commercial registration, distribution, and use of chemicals. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). The failure to comply with governmental regulations or to obtain government approval for our products could have a material adverse effect on our results of operations and financial condition. Governmental regulation or negative publicity could delay, reduce or eliminate market demand for our products which could have a material adverse effect on our results of operations and financial condition.

        Our current and planned activities also involve the use of a broad range of materials that are, or may be, considered hazardous under applicable laws and regulations. Accordingly, we and ADM are subject to a number of foreign, federal, state, and local laws and regulations relating to protection of the environment, the storage, use, disposal of, and exposure to, hazardous materials and wastes, and health and safety. Compliance with these laws and regulations could be costly and could delay or even preclude commercialization of our products for certain applications.

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

        All commercial manufacturing of Mirel is being conducted by ADM at the Commercial Manufacturing Facility in Clinton, Iowa, and the majority of compounding services will initially be provided by a single toll compounding facility. A natural disaster or other business interruption at either of these sites could significantly impact Mirel production and sales. Our research and development operations are located at a single facility in Cambridge, Massachusetts. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of critical research results and of computer data. However, a natural disaster, such as a fire, flood or earthquake, or a disruption due to mechanical failure, human error, business failure of a contractor, labor strikes, vandalism, or other causes, could damage or destroy our equipment, inventory, our microbial strains, plants or other biological materials, or result in the loss of data from our information technology systems. This could delay our research and development programs and could cause us to incur additional expenses. The insurance we maintain against natural disasters or business interruptions may not be adequate to cover our losses in any particular case.

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

        Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders' ownership interest may be diluted, which could lower the market price of our common stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

Risks Relating to Intellectual Property

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

        Our patent position involves complex legal and factual questions. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. Patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Moreover, we may be unable to protect certain of our intellectual property in the United States or in foreign countries. Foreign jurisdictions may not afford the same protections as U.S. law, and we cannot ensure that foreign patent applications will have the same scope as the U.S. patents. Additionally, any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, or circumvented, and the rights under such patents may not provide us with competitive advantages. Competitors may also design around our technology or develop competing technologies.

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

        We also rely on trademarks to establish a market identity for our products and Telles' products. We may not obtain registrations for our pending or future trademark applications, and there will be many countries in which we will choose not to file trademark registration applications because of the costs of filing and prosecuting such applications. Enforcing or defending our registered and unregistered trademarks might result in significant litigation costs and damages, including the inability to continue using certain trademarks. In the event that we are unable to continue using certain trademarks, we may be forced to rebrand our products, which could result in the loss of brand recognition, and could require us to devote resources to advertise and market brands.

A substantial portion of the technology used in our business is or may be owned by or subject to retained rights of third parties.

        Some of our intellectual property rights have been licensed from academic institutions. The academic institutions also generally have the right to terminate our license in the event that we fail to make required payments or otherwise breach the applicable agreements. We also have, and expect to have in the future, research and development agreements with academic institutions that may develop intellectual property. The academic institutions generally retain rights over the technology for use in certain fields. Even though the rights of the academic institutions are generally limited to the noncommercial academic and research fields, they may obtain rights to commercially exploit developed intellectual property in limited instances. Furthermore, our rights to intellectual property developed under research and development agreements with academic institutions are not always certain, and may be in the form of an option to obtain license rights to such intellectual property. If we fail to exercise our option rights timely and/or we are unable to negotiate a license agreement, the academic institution may offer a license to the developed intellectual property to third parties for commercial purposes. Any such commercial exploitation could adversely affect our competitive position and have a material adverse effect on our business.

        Some of our patents may cover inventions that were conceived or first reduced to practice under, or in connection with, U.S. government contracts or other federal funding agreements. The U.S. government may retain rights that could have a significant impact on the commercial value of the developed intellectual property.

        Our agreement with ADM limits ADM's and our right to work with other parties or alone, in developing or commercializing certain PHAs produced through fermentation. This agreement does not, however, limit our right to develop, manufacture or sell biobased plastics, including PHAs, produced through plants such as switchgrass, sugarcane or oilseeds (rather than through fermentation) independent of the alliance. Complying with the exclusivity provisions of the commercial alliance may delay or limit our ability to negotiate arrangements with third parties for the development of products that are, or may be deemed to be, subject to the terms of the commercial alliance agreement.

        Our employees, consultants, collaborators, customers and vendors who use our information and materials may develop new intellectual property relating to our products and technologies. We generally enter into agreements with such persons providing that inventions conceived by them in the course of rendering services to us will be our exclusive property or that we will have the option to license such rights. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained intellectual property rights is difficult, expensive and time consuming and the outcome is unpredictable. The failure to obtain such rights for Metabolix or to prevent others from obtaining such rights could adversely affect our competitive position.

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

We rely in part on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could limit our ability to compete.

        We rely on trade secrets to protect some of our technology and proprietary information, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. We vigorously pursue confidentiality agreements and contractual provisions with our collaborators, potential customers, employees, and consultants to protect our trade secrets and proprietary know-how. These agreements may be breached and we may not have adequate remedies for such breach. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or scientific and other advisors, our potential customers, or our strategic partners may unintentionally or willfully disclose our proprietary information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes unwilling to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods and know-how, it will be more difficult for us to enforce our rights and our business could be harmed.

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

        An active trading market for shares of our common stock may not be sustained on a consistent basis. The public trading price for our common stock will be affected by a number of factors, including:

  •
  reported progress of our business and technology development, including ramp up of Telles sales, relative to investor expectations;

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

        Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control, which may cause the market price of our common stock to fall. For these reasons, comparing our operating results on a period to period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our financial results may be negatively affected by any of the risk factors listed in this "Risk Factors" section and, in particular, the following risks:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We do not own any real property. We currently lease approximately 28,000 square feet of office and research and development space at 21 Erie Street, Cambridge, Massachusetts. Our lease for this facility expires in 2014, with the option to renew for two additional five year periods. We also lease approximately 5,200 square feet of additional office space at One Kendall Square, Cambridge, Massachusetts where the majority of our general and administrative employees are located. Our lease for this facility expires on March 31, 2012, with the right to renew for three additional years. We also lease approximately 13,700 square feet of office and laboratory space at 650 Suffolk Street, Lowell, Massachusetts, which serves as the headquarters of Telles, our joint venture with ADM. Our lease for this facility expires in 2012, with the right to renew for five additional years. During August 2010, we began to conduct research operations through our newly established wholly-owned subsidiary, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada. MOI has leased approximately 4,600 square feet of office, laboratory and greenhouse space in Saskatoon and will conduct its industrial oilseed research there. MOI's leases for these facilities expire in July 2012.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been traded on the NASDAQ Global Market under the symbol "MBLX" since November 10, 2006. The following table sets forth, for the period indicated, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market, for the periods indicated below:

	Common Stock Price
	2010		2009
	High	Low	High	Low
First Quarter	$13.13	$8.83	$13.00	$4.62
Second Quarter	17.12	10.03	8.61	6.20
Third Quarter	18.44	10.01	12.08	7.00
Fourth Quarter	15.39	9.92	13.45	8.63

        The close price of our common stock, as reported by the NASDAQ Global Market, was $9.43 on March 4, 2011.

Stockholders

        As of March 4, 2011, there were 26,908,695 shares of our common stock outstanding held by 67 stockholders of record.

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

Unregistered Sales of Securities

        On October 18, 2010, the Company issued 8,689 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as excluded securities.

Issuer Purchases of Equity Securities

        During the quarter ended December 31, 2010, there were no repurchases made by us or on our behalf, or by any "affiliated purchasers," of shares of our common stock.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected condensed consolidated statement of operations data for the years ended December 31, 2010, 2009, and 2008 and balance sheet data as of December 31, 2010 and 2009 have been derived from our consolidated financial statements and related notes, which are included elsewhere in this report, and have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as indicated in their report. The selected condensed consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited financial statements that are not included in this report. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)
Statement of operations data:
Total Revenue	$448	$1,425	$1,555	$1,683	$4,590 (1)
Operating expenses:
Research and development expenses, including cost of revenue	23,673	24,471	24,667	19,901	11,235
Selling, general and administrative expenses	15,714	15,683	15,780	15,598	10,879

Total operating expenses	39,387	40,154	40,447	35,499	22,114

Loss from operations	(38,939)	(38,729)	(38,892)	(33,816)	(17,524)
Interest income, net	136	772	2,887	5,941	1,462

Net loss	$(38,803)	$(37,957)	$(36,005)	$(27,875)	$(16,062)

Net loss per share Basic and Diluted	$(1.45)	$(1.62)	$(1.58)	$(1.27)	$(2.96)
Number of shares used in per share calculations Basic and Diluted	26,773,755	23,435,264	22,839,913	21,997,397	5,432,586

(1)
In 2006, we recognized $2,500 of deferred revenue associated with the termination of our joint development arrangement with BP America Production Company.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Information:
Cash, cash equivalents and short-term investments	$61,574	$92,202	$91,096	$109,326	$122,080
Total assets	66,771	97,554	96,946	119,004	127,596
Long-term deferred revenue	36,207	37,299	32,440	24,180	13,667
Other long-term obligations	493	649	805	963	1,120
Total liabilities	43,095	42,510	37,855	29,802	18,008
Accumulated deficit	(206,877)	(168,074)	(130,117)	(94,112)	(66,237)
Total stockholders' equity	23,676	55,044	59,091	89,202	109,588

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

        All dollar amounts are stated in thousands.

Overview

        Metabolix is an innovation-driven bioscience company which is focused on bringing environmentally friendly solutions to the plastics, chemicals and energy industries. We have core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science, and we have assembled these capabilities in a way that has allowed us to integrate biotechnology with chemical engineering and industrial practice.

        Our first platform, which we are commercializing through Telles, LLC ("Telles"), a joint venture with Archer Daniels Midland Company, or ADM, is a proprietary, large-scale microbial fermentation system for producing a versatile family of polymers known as polyhydroxyalkanoates ("PHA's"), which we have branded under the name Mirel™. Through Telles, we are selling these bioplastics as biobased and biodegradable, but functionally equivalent, alternatives to petroleum-based plastics. Mirel offers superior biodegradability characteristics and can be used in a wide range of commercial applications, including products used in agriculture and horticulture, compost and organic waste diversion bags, marine and aquatic applications, consumer products, business equipment and durable goods, and general packaging materials. Mirel is now being produced in a commercial scale plant located in Clinton, Iowa ("the Commercial Manufacturing Facility") designed for an annual capacity of 110 million pounds. ADM completed construction of the initial phase of the Commercial Manufacturing Facility in 2009. The Commercial Manufacturing Facility produces biobased and biodegradable Mirel plastic using corn sugar, an abundant agriculturally-produced renewable resource.

        To exploit our first technology platform, we are working closely with ADM to bring the Commercial Manufacturing Facility in Clinton, Iowa to the full 110 million pound annual design capacity in advance of customer demand for Mirel. The biodegradable bioplastics that this facility is now producing are superior to other bioplastics in several ways. They are highly versatile and range in properties from hard and stiff to soft and flexible. Mirel can withstand temperatures in excess of 100o C, i.e., the boiling point of water, an important threshold. Some formulations of Mirel can withstand temperatures up to 130o C. Mirel can be processed in many types of existing conventional polymer conversion equipment that is currently being used for petroleum-based plastic. While Mirel will biodegrade in marine and fresh water environments, it is resistant to reacting with cold or hot water over the intended life span of the product. Our current life cycle analysis (LCA) model for Mirel has identified the feasibility of reaching carbon neutrality using renewable energy sources in the manufacturing process. We are working with customers to determine the LCA for specific applications. These properties allow for a wide variety of commercial applications, offering a biobased alternative to petroleum-derived synthetic materials which are not biodegradable. In addition, the use of Mirel will reduce petroleum dependence. Through Telles, we are positioning Mirel as a premium priced specialty material catering to customers who want to match the functionality of petroleum-based plastic with the added dimension of environmental responsibility for their products and brands.

        With ADM, we have conducted product and business development activities, including production of pre-commercial amounts of Mirel, working with potential customers, and initiating qualification trials of our material for selected customer applications. In addition, we have established commercial supply agreements with several Telles customers. We expect that our products will initially be sold to companies that are:

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

        For our second platform, Industrial Chemicals, we intend to apply our core capabilities in microbial and process engineering to develop biological routes to other chemicals and chemical intermediates. Our initial focus is on the four-carbon ("C4") and three-carbon ("C3") chemical families, which, together, offer an addressable worldwide market size of over $10 billion. During 2009 we completed all work under our U.S. Department of Commerce National Institute of Standards and Technology grant, a $2 million grant aimed at producing C4 chemicals from renewable sources. C4 chemicals are a large family of chemicals enabling a wide range of end-use applications, including engineering resins, urethanes, solvents, and personal care products. We were able to achieve all of the technical milestones outlined in this grant. In 2010, we scaled up our C4 chemicals technology, producing samples for prospective customers which are on track to be shipped during the first quarter of 2011. We also achieved technical proof of concept for our C3 chemicals products. In 2011, we are focused on continuing development of the technology and assessing market feedback from potential customers. We also anticipate assessing market entry options and potential partnerships.

        Our third technology platform, Crop-based Businesses, which is at an early stage, is an innovative biorefinery system which uses plant crops to co-produce both bioplastics and bioenergy. For this system, we intend to extract polymer from the engineered plant crop, so that the remaining plant material can be used as a biomass feedstock for the production of bioenergy products including electricity and biofuel. In 2010, we expanded our recovery technology to enable the production of industrial chemicals from this platform. Our crop targets are oilseed crops, specifically camelina, switchgrass and sugarcane. More specifically:

  •
  Camelina—We are conducting research to develop an advanced, genetically modified, camelina for co-production of bioplastics along with vegetable oil, biodiesel fuel, and oleochemicals. In August 2010, we established a research company in Saskatchewan, Canada to further pursue our research with industrial oilseed crops. Also in 2010, we conducted our first successful field trial of engineered camelina.

  •
  Switchgrass—We are engineering switchgrass to produce bioplastics in the leaf and stem of the plant. Switchgrass is a commercially and ecologically attractive, non-food energy crop that is indigenous to North America and is generally considered to be a leading candidate for cellulose-derived production of ethanol and other biofuels.

  •
  Sugarcane—We are collaborating with the Australian Research Council to further pursue our research to maximize bioplastic production in the leaf tissue of sugarcane. Sugarcane is an established energy crop that is well suited for tropical regions of the world.

We believe that using these crops to co-produce bioplastics or chemicals with bioenergy products can offer superior economic value and productivity as compared to single product systems that produce them individually. In 2011, we will continue to advance the research and assess alternative commercialization models for our crop programs. We may also seek to establish alliances with partners to commercially exploit this platform.

        As demonstrated by our technology platforms, we take an integrated systems approach to our technology development. We are focused on developing entire production systems from gene to end product as opposed to developing specific technologies (for example, gene sequencing, shuffling or directed evolution) or singular aspects of a product's production (for example, providing a key enzyme, catalyst or ingredient). We believe this systems approach optimizes manufacturing productivity and, when commercialized, will enable us to capture more economic value from any platform that we pursue.

        We have generated revenues primarily from government grants, research and development payments, license fees, and royalty payments. We have funded our operations primarily through the sale of equity securities, government grants, and payments from our collaborative partners.

        We have incurred significant losses since our inception. As of December 31, 2010, our accumulated deficit from inception to date was $206,877 and total stockholders' equity was $23,676. We recognized net losses of $38,803, $37,957 and $36,005 in 2010, 2009, and 2008, respectively.

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

ADM Collaboration

        In 2004, we entered into the "Technology Alliance and Option Agreement" with ADM Polymer Corporation, or ADM Polymer, a subsidiary of ADM. The goal of the Technology Alliance and Option Agreement was to demonstrate the capabilities of our fermentation and recovery technologies at commercial scale and to prepare a master plan and budget for the construction of a commercial facility with a 110 million pound annual capacity. Upon achievement of such goals, ADM Polymer had the option to enter into a commercial alliance with us through execution of the "Commercial Alliance Agreement," for further research, development, manufacture, use, and sale of bioplastics. In July 2006, ADM Polymer exercised its option under our Technology Alliance and Option Agreement and entered into a Commercial Alliance Agreement with us. Upon entering into the Commercial Alliance Agreement, the Technology Alliance and Option Agreement terminated pursuant to its terms.

        The Commercial Alliance Agreement called for Telles to pay the Company quarterly support payments of $1,575 each. The last of fourteen quarterly support payments was received as of June 30, 2009. All quarterly support payments received from ADM on behalf of Telles, totaling $22,050, have been recorded as deferred revenue on the Company's balance sheet, and we will continue to defer recognition of these payments received from ADM during the "Construction Phase" of our agreement. We expect to begin recognizing this deferred revenue at the time of the achievement of a milestone referred to in the Commercial Alliance Agreement as the "First Commercial Sale." The deferred revenue will be recognized on a straight line basis over a period of approximately ten years in which our contractual obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement. Achievement of the First Commercial Sale requires the sale by Telles to third parties of at least one million pounds of Mirel manufactured at the Commercial Manufacturing Facility. Qualifying sales must meet certain criteria, including a minimum order size, product acceptance by the customers in accordance with the terms of their contracts and receipt of payment, in order for such sales to contribute towards the First Commercial Sale milestone. A portion of the deferred revenue representing estimated amounts expected to be recognized within the next twelve months has been classified as short-term in the Company's balance sheet at December 31, 2010. We also expect to receive payments from Telles for the compounding services we provide as well as royalty payments. The compounding payments and royalty payments are due to us after Telles has sold the product to the end customer and we expect to recognize these payments in the period they have been earned.

        We received the following payments from these arrangements to offset operating cash needs:

  •
  upfront payment of $3,000 from ADM in November 2004;

  •
  milestone payments of $2,000 from ADM in May 2006;

  •
  support payments of $22,050 from ADM, on behalf of Telles, through June 30, 2009;

  •
  cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Technology Alliance and Option Agreement of $1,209; and

  •
  cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Commercial Alliance Agreement of $9,041.

        During the commercial alliance, ADM is responsible for the construction, financing and operation of the Commercial Manufacturing Facility which ADM Polymer owns, through a manufacturing agreement with Telles. We will provide or procure compounding services to convert the output from the Commercial Manufacturing Facility into forms that are suitable for various commercial applications.

        Although Telles is a separate legal entity owned equally by us and ADM, ADM will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish compounding operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow provides that all profits, after payment of all royalties, reimbursements and fees, from the joint venture will be distributed to ADM until ADM's disproportionate investment in the joint venture, including the costs of constructing the Commercial Manufacturing Facility, have been returned to ADM. Once ADM has recovered these amounts, the profits of the joint venture will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a Ledger Account has been established to record the respective investments made by the parties. As of December 31, 2010 the balance of the ADM Ledger Account was $402,954. This balance is expected to increase as the remaining manufacturing equipment and systems are brought online at the Commercial Manufacturing Facility and until Telles achieves positive cash flow from its operations.

United States Government Contracts and Grants

        As of December 31, 2010, expected gross proceeds of $287 remain to be received under a government grant, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees' time and benefits and other expenses related to performance under the grant.

        The status of our United States government grant is as follows:

Program Title	Funding Agency	Total Government Funds	Total received through December 31, 2010	Remaining amount available as of December 31, 2010	Contract/Grant Expiration
Blow Molded Bioproducts From Renewable Plastics	Department of Agriculture	$349	$62	$287	August 2011

Total		$349	$62	$287

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

        Our arrangement with ADM contains multiple elements including obligations for us to provide future compounding services, sales and marketing services, and certain research and development activities. We have determined that these elements cannot be separated and accounted for individually as separate units of accounting. Therefore payments received from ADM have been classified as deferred revenue at the respective balance sheet dates and will begin to be recognized upon achievement of a milestone referred to in the Commercial Alliance Agreement as First Commercial Sale. All amounts will be recognized on a straight line basis over the estimated period, of approximately ten years, in which our obligations are fulfilled in accordance with the term of the Commercial Alliance Agreement. We also expect to receive payments from Telles for the compounding services we provide as well as royalty payments. The compounding payments and royalty payments are due to us after Telles has sold the product to the end customer and we expect to recognize these payments in the period they have been earned.

        Fees to license the use of the Company's proprietary and licensed technologies are recognized only after both the license period has commenced and the licensed technology, if any, has been delivered to the licensee. Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured, otherwise the Company recognizes royalty revenue upon receipt of payment.

Stock-Based Compensation

        The accounting standard for stock-based compensation requires that all stock-based awards to employees be recognized as an expense in the consolidated financial statements and that such expense be measured at the fair value of the award.

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

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2009

Revenue

	Year ended December 31,
	2010	2009	Change
Research and development revenue	$212	$152	$60
License fee and royalty	50	10	40
License fee and royalty revenue from related parties	122	120	2
Grant revenue	64	1,143	(1,079)

Total revenue	$448	$1,425	$(977)

        Total revenue was $448 and $1,425 for the twelve months ended December 31, 2010 and 2009, respectively. During the twelve months ended December 31, 2010 we recognized $64 of grant revenue compared to $1,143 for the respective period in 2009. During the twelve months ended December 31, 2010 we had one active grant, the Blow Molded Bioproducts from Renewable Plastics grant, with total funding of $349. During the twelve months ended December 31, 2009 grant revenue primarily consisted of revenue derived from the Bio-Engineered Chemicals grant, which was completed during the fourth quarter of 2009.

        We expect revenue to increase during 2011 as we reach First Commercial Sale and begin recognition of payments received from ADM, a related party, that have been recorded as deferred revenue. We also expect to receive payments from Telles for the compounding services we provide as well as royalty payments. The compounding payments and royalty payments are due to us after Telles has sold the product to the end customer and we expect to recognize these payments in the period they have been earned.

Expense

	Year ended December 31,
	2010	2009	Change
Research and development expenses, including cost of revenue	$23,673	$24,471	$(798)
Selling, general, and administrative expenses	15,714	15,683	31

Total operating expense	$39,387	$40,154	$(767)

Research and development expenses

        Research and development expenses, including cost of revenue, were $23,673 and $24,471 for the twelve months ended December 31, 2010 and 2009, respectively. The decrease of $798 was primarily due to a decrease in material production costs and a decrease in depreciation expense, partially offset by an increase in employee compensation and related benefit expenses, expenses related to product development and testing services, and travel related expenses. Material production costs decreased to $2,693 from $4,111 for the twelve months ended December 31, 2010 and 2009, respectively. The reduction of $1,418 was primarily due to reduced activity at our pre-commercial manufacturing facility as a result of commencing operations at the Commercial Manufacturing Facility. Depreciation expense decreased to $1,522 during the twelve months ended December 31, 2010 from $2,588 during the respective period in 2009. The decrease of $1,066 was a result of reaching full depreciation on equipment and facility improvements at the pre-commercial manufacturing facility at the end of 2009. Employee compensation and related benefit expenses increased to $12,561 during the twelve months ended December 31, 2010 compared to $11,452 for the respective period in 2009. The increase of $1,109 was primarily the result of an increase in headcount to support Telles product development activities. Expenses related to product development and testing services increased to $1,710 from $1,499 for the twelve months ended December 31, 2010 and 2009, respectively. The increase of $211 was primarily due to work needed to move eight compounded product grades of material from our Commercial Manufacturing Facility to commercial status and build appropriate inventory to supply the market. Travel related expenses increased to $850 from $630 for the twelve months ended December 31, 2010 as compared to 2009. The increase of $220 was primarily due to product development activities.

        We expect to incur increased research and development expenses through the remainder of the Construction Phase of the ADM agreement as we continue to undertake technology improvements and product development activities as we develop, test, and refine product to meet the specification requirements of Telles customers. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to development of Mirel are expected to decrease significantly as these expenses will be transferred to Telles. We estimate that research and development expenses that will transfer to Telles will be approximately $3,300 to $3,900 per quarter once we commence the Commercial Phase. Until then, we will continue to bear these expenses.

Selling, general, and administrative expenses

        Selling, general, and administrative expenses were $15,714 and $15,683 for the years ended December 31, 2010 and 2009, respectively. Although selling, general, and administrative expenses were fairly consistent for the past two fiscal years these expenses may increase through the completion of the Construction Phase of the ADM agreement as we increase our market development activities for Mirel. Upon the commencement of the Commercial Phase of the ADM agreement, selling, general, and administrative expenses are expected to decrease significantly as these Mirel related costs will be transferred to Telles. We estimate that selling, general, and administrative expenses that will transfer to

Telles will be approximately $700 to $1,100 per quarter once we commence the Commercial Phase. During the transition period between the initial start-up of the Commercial Manufacturing Facility and the commencement of the Commercial Phase, we will continue to bear these expenses.

Other Income (Net)

	Year ended December 31,
	2010	2009	Change
Total other income (net)	$136	$772	$(636)

        Other income (net) was $136 and $772 for the years ended December 31, 2010 and 2009, respectively. Other income (net) during both periods consisted of investment income. The overall decrease of $636 was primarily due to a market decline in investment yields.

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

Selling, general, and administrative expenses

        Selling, general, and administrative expenses were $15,683 and $15,780 for the years ended December 31, 2009 and 2008, respectively. Selling, general, and administrative expenses were fairly consistent for the comparative twelve month periods.

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

        We have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of December 31, 2010, we had an accumulated deficit of $206,877. Our total unrestricted cash, cash equivalents and short-term investments as of December 31, 2010 were $61,574 as compared to $92,202 at December 31, 2009. As of December 31, 2010, we had no outstanding debt.

        Our cash and cash equivalents at December 31, 2010 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of December 31, 2010 we had restricted cash of $622. Restricted cash consists of $522 held in connection with the lease agreements for our Cambridge, Massachusetts facilities and $100 held in connection with our corporate credit card program. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of December 31, 2010, we were in compliance with this policy.

        We believe that our cash, cash equivalents and short-term investments and interest we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next 24 months. If our available cash, cash equivalents, and short-term investments are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may need to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

        Net cash used in operating activities was $31,995 for the year ended December 31, 2010 compared to net cash used in operating activities of $25,759 and $18,392 during 2009 and 2008, respectively. The cash used during the twelve months ended December 31, 2010 primarily reflects the net loss for the period partially offset by non-cash expenses, including stock-based compensation expense of $4,696, depreciation expense of $1,647 and the Company's 401(k) stock matching contribution of $443. The increase in cash used in operating activities during the twelve months ended December 31, 2010 as compared to the respective period in 2009 was primarily due to a decrease in depreciation expense of $1,087, an increase in net loss of $846 and the receipt of $3,150 in final quarterly support payments from ADM during the twelve months ended December 31, 2009. Depreciation expense declined primarily as a result of reaching full depreciation on equipment and facility improvements at the pre-commercial manufacturing facility during 2009. The increase in cash used for operating activities during the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to an increase in net loss of $1,952 and a decrease of $4,860 in quarterly support and pre-commercial manufacturing cost sharing support payments received from our Commercial Alliance with ADM. The decrease in quarterly support payments from four in 2008 to the final two in 2009 was in accordance with our joint venture agreement. Cost sharing payments declined in 2009 primarily as a result of improvements made in our production process as we continued to focus our attention on reducing manufacturing costs, moving certain manufacturing processes in-house and improving the quality of our pre-commercial manufacturing material.

        After the Commercial Phase of the ADM alliance begins, Telles will reimburse us for the costs of services provided pursuant to the Commercial Alliance Agreement, including research and development, product development and sales and marketing. During the transition period between the initial start-up of the Commercial Manufacturing Facility, which occurred in December 2009, and the commencement of the Commercial Phase, we will continue to bear these costs. If there are difficulties, delays or other unforeseen issues with the ramp-up of the Commercial Manufacturing Facility or with the ramp-up of commercial sales, we will incur additional unreimbursed product development, sales and marketing costs until the Commercial Phase of the alliance begins.

        Net cash of $31,377 was provided by investing activities for the year ended December 31, 2010, compared to net cash of $18,855 used in investing activities and $21,089 provided by investing activities for the years ended December 31, 2009 and 2008, respectively. Net cash provided by investment activities for the twelve months ended December 31, 2010 included $116,126 provided by the sale and maturity of short-term investments, partially offset by $83,814 used to purchase short-term investments and $906 used to purchase capital equipment.

        Net cash of $2,339 was provided by financing activities for the year ended December 31, 2010, compared to net cash of $29,234 and $811 provided by financing activities during 2009 and 2008, respectively. The cash provided by financing activities during the twelve months ended December 31, 2010 and 2008 was solely attributable to the proceeds received from the exercise of stock options and warrants. Net cash provided by financing activities for the year ended December 31, 2009 primarily reflects the net proceeds of $29,118 provided from our common stock offering that was completed in November 2009.

Off-Balance Sheet Arrangement

        As of December 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2010:

	Payments Due by Period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$3,987	$1,480	$2,177	$330	$—
Purchase obligations	140	65	50	25	—

Total	$4,127	$1,545	$2,227	$355	$—

        Our lease obligations relate to current office and laboratory space. The lease for our primary facility located on Erie Street in Cambridge Massachusetts will expire in May 2014. We have the option to extend this lease for two additional five-year periods at then current market rates.

        In March 2007 we entered into a rental agreement to lease additional office and laboratory space in Lowell, Massachusetts to support our Telles joint venture with ADM. The lease will expire in June 2012 and we have the option to extend this lease for an additional five-year period at then current market rates.

        In April 2008 we entered into a rental agreement to lease additional office space in Cambridge, Massachusetts. The term of the lease commenced in May 2008 and will expire in March 2012. We have the option to extend this lease for three additional years at then current market rates.

        During August 2010, the Company began to conduct research operations through its newly established wholly-owned subsidiary, MOI, located in Saskatoon, Saskatchewan, Canada. MOI has leased office, laboratory and greenhouse space in Saskatoon and will conduct its industrial oilseed research there. This lease will expire in July 2012.

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

Recent Accounting Standards Changes

        In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-17, Revenue Recognition—Milestone Method ("ASU 2010-017"). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As we plan to implement ASU No. 2010-17 prospectively, the effect of this guidance will be limited to future transactions. We do not expect adoption of this standard to have a material impact on our financial position or results of operations as we have no material research and development arrangements which will be accounted for under the milestone method.

        In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk.

        We invest in high-quality financial instruments, primarily money market funds, federal agency notes, U.S. treasury notes, investment-grade commercial paper, and corporate debt securities. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. However, in a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable interest rates which would negatively impact our investment income. Exposure to market rate risk for changes in interest rates relates to our unrestricted cash, cash equivalents and short-term investments, totaling $61,574 at December 31, 2010. Based on a hypothetical 10% adverse movement in interest rates, the potential annual losses in future earnings and cash flows are estimated to be $14.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2010 our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 19, 2011 which is expected to be filed not later than 120 days after the fiscal year end covered by this Form 10-K.

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

          (3)   Exhibits

      See Item 14(b) below.

  (b)
  The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.3	(1)	Amended and Restated By-laws of the Registrant

3.4	(5)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Metabolix, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock

4.1	(1)	Specimen Stock Certificate for shares of the Registrant's Common Stock

4.2	(5)	Shareholder Rights Agreement, dated as of July 7, 2009, between Metabolix, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent

10.1	†(1)	1995 Stock Plan

10.1.1	†(1)	1995 Stock Plan, Form of Incentive Stock Option Agreement

10.1.2	†(1)	1995 Stock Plan, Form of Non-Qualified Stock Option Agreement

10.2	†(1)	2005 Stock Plan

10.2.1	†(1)	2005 Stock Plan, Form of Incentive Stock Option Agreement

10.2.2	†(1)	2005 Stock Plan, Form of Non-Qualified Stock Option Agreement

10.3	†(1)	2006 Stock Option and Incentive Plan

10.3.1	†(1)	2006 Stock Option and Incentive Plan, Form of Incentive Stock Option Agreement

Exhibit Number		Description
10.3.2	†(1)	2006 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Agreement

10.3.3	†(1)	2006 Stock Option and Incentive Plan, Form of Director Non-Qualified Stock Option Agreement

10.4	#(1)	License Agreement between the Registrant and Massachusetts Institute of Technology dated July 15, 1993, as amended

10.5	#(1)	Commercial Alliance Agreement by and among the Registrant, ADM/Metabolix Sales Company, LLC and ADM Polymer Corporation dated July 14, 2006

10.6	#(1)	Operating Agreement of ADM/Metabolix Sales Company, LLC by and between the Registrant and ADM Polymer Corporation dated July 14, 2006

10.7	(1)	Letter Agreement by and between the Registrant and Archer Daniels Midland Company dated November 3, 2004

10.8	#(1)	Technology Alliance and Option Agreement by and between the Registrant and ADM Polymer Corporation dated as of November 4, 2004

10.9	#(1)	First Amendment to Technology Alliance and Option Agreement by and between the Registrant and ADM Polymer Corporation dated as of September 8, 2005

10.10	†(3)	Employment Agreement between the Registrant and Richard P. Eno dated February 20, 2008

10.10.1	†(7)	First Amendment to Employment Agreement between the Registrant and Richard P. Eno executed December 18, 2008

10.11	†(1)	Employment Agreement between the Registrant and Oliver P. Peoples dated July 20, 2006

10.11.1	†(7)	First Amendment to Employment Agreement between the Registrant and Oliver P. Peoples executed December 19, 2008

10.11.2	†(7)	Second Amendment to Employment Agreement between the Registrant and Oliver P. Peoples executed February 25, 2009

10.12	†(4)	Employment Agreement between the Registrant and Joseph D. Hill executed March 21, 2008

10.12.1	†(7)	First Amendment to Employment Agreement between the Registrant and Joseph D. Hill executed December 23, 2008

10.13	†(7)	Change of Control Severance Agreement between the Registrant and Sarah P. Cecil executed December 18, 2008

10.14	†(7)	Employment Agreement between the Registrant and Robert E. Engle executed December 19, 2008

10.16	†(6)	Employment Agreement between the Registrant and Johan van Walsem executed July 9, 2009

10.15	†(1)	Form of Employee Noncompetition, Nondisclosure and Inventions Agreement with Oliver P. Peoples and Johan van Walsem

10.16	†(1)	Form of Noncompetition, Nondisclosure and Inventions Agreement between the Registrant Richard P. Eno, Joseph D. Hill, Robert E. Engle and Sarah P. Cecil

10.17	†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Officers

Exhibit Number		Description
10.18	(1)	Lease Agreement between the Registrant and 21 Erie Realty Trust dated as of December 29, 2003 for the premises located at 21 Erie Street, Cambridge, Massachusetts 02139

10.19	(2)	Lease between Fortune Wakefield, LLC ("Landlord") and Metabolix, Inc. dated March 30, 2007

10.20	#(1)	License Agreement between the Registrant and Tepha, Inc. dated as of October 1, 1999

10.21	#(1)	License Agreement between the Registrant and Tepha, Inc. dated as of September 9, 2003

10.22	#(3)	Exclusive License Agreement between the Registrant and Abbott Laboratories dated November 12, 2007

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)
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

METABOLIX, INC.
March 10, 2011	By:	/s/ RICHARD P. ENO Richard P. Eno President and Chief Executive Officer (Principal Executive Officer)

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

Name	Title	Date

/s/ RICHARD P. ENO Richard P. Eno	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2011
/s/ JOSEPH D. HILL Joseph D. Hill	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2011
/s/ EDWARD M. GILES Edward M. Giles	Director	March 10, 2011
/s/ PETER N. KELLOGG Peter N. Kellogg	Director	March 10, 2011
/s/ JAY KOUBA Jay Kouba	Director	March 10, 2011

Name	Title	Date

/s/ EDWARD M. MULLER Edward M. Muller	Director	March 10, 2011
/s/ OLIVER P. PEOPLES Oliver P. Peoples	Director	March 10, 2011
/s/ ANTHONY J. SINSKEY Anthony J. Sinskey, Sc.D.	Director	March 10, 2011
/s/ MATTHEW STROBECK Matthew Strobeck	Director	March 10, 2011
/s/ ROBERT L. VAN NOSTRAND Robert L. Van Nostrand	Director	March 10, 2011

METABOLIX, INC.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Metabolix, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Metabolix, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2011

METABOLIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$12,526	$10,814
Short-term investments	49,048	81,388
Accounts receivable	—	19
Due from related parties	828	365
Unbilled receivables	8	3
Prepaid expenses and other current assets	846	764

Total current assets	63,256	93,353
Restricted cash	622	593
Property and equipment, net	2,776	3,513
Other assets	117	95

Total assets	$66,771	$97,554

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$239	$626
Accrued expenses	4,085	3,746
Current portion of deferred rent	165	165
Short-term deferred revenue	1,906	25

Total current liabilities	6,395	4,562
Deferred rent	386	552
Long-term deferred revenue	36,207	37,299
Other long-term liabilities	107	97

Total liabilities	43,095	42,510

Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at December 31, 2010 and 2009, 26,895,389 and 26,514,076 shares issued and outstanding at December 31, 2010 and 2009, respectively	269	265
Additional paid-in capital	230,299	222,831
Accumulated other comprehensive income (loss)	(15)	22
Accumulated deficit	(206,877)	(168,074)

Total stockholders' equity	23,676	55,044

Total liabilities and stockholders' equity	$66,771	$97,554

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenue:
Research and development revenue	$212	$152	$229
License fee revenue	50	10	—
License fee and royalty revenue from related parties	122	120	120
Grant revenue	64	1,143	1,206

Total revenue	448	1,425	1,555

Operating expense:
Research and development expenses, including cost of revenue	23,673	24,471	24,667
Selling, general, and administrative expenses	15,714	15,683	15,780

Total operating expenses	39,387	40,154	40,447

Loss from operations	(38,939)	(38,729)	(38,892)

Other income:
Interest income, net	136	772	2,887

Net loss	$(38,803)	$(37,957)	$(36,005)

Net loss per share:
Basic and Diluted	$(1.45)	$(1.62)	$(1.58)
Number of shares used in per share calculations:
Basic and Diluted	26,773,755	23,435,264	22,839,913

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(38,803)	$(37,957)	$(36,005)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,647	2,734	3,731
Charge for 401(k) company common stock match	443	428	400
Stock-based compensation	4,696	4,653	4,439
Gain on sale of equipment	—	(70)	—
Changes in operating assets and liabilities:
Accounts receivable	19	140	(26)
Unbilled receivable	(5)	53	142
Due from related parties	(15)	—	122
Prepaid expenses and other assets	(104)	(205)	89
Accounts payable	(387)	(232)	516
Accrued expenses	329	334	(1,031)
Deferred rent and other long-term liabilities	(156)	(156)	(158)
Deferred revenue	341	4,519	9,389

Net cash used in operating activities	(31,995)	(25,759)	(18,392)

Cash flows from investing activities
Purchase of property and equipment	(906)	(2,017)	(794)
Proceeds from sale of equipment	—	70	—
Change in restricted cash	(29)	—	(95)
Purchase of short-term investments	(83,814)	(119,956)	(132,826)
Proceeds from sale and maturity of short-term investments	116,126	103,048	154,804

Net cash provided by (used in) investing activities	31,377	(18,855)	21,089

Cash flows from financing activities
Proceeds from options and warrants exercised	2,339	116	811
Proceeds from public stock offering, net of issuance costs	—	29,118	—

Net cash provided by financing activities	2,339	29,234	811

Effect of exchange rate changes on cash and cash equivalents	(9)	—	—
Net increase (decrease) in cash and cash equivalents	1,712	(15,380)	3,508
Cash and cash equivalents at beginning of period	10,814	26,194	22,686

Cash and cash equivalents at end of period	$12,526	$10,814	$26,194

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

	Common Stock			Accumulated other Comprehensive Income (loss)
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity	Total Comprehensive Loss
	Shares	Par Value
Balance, December 31, 2007	22,576,111	$226	$182,852	$236	$(94,112)	$89,202
Exercise of common stock warrants	10,146	—	—			—
Exercise of common stock options	343,837	3	808			811
Non-cash stock-based compensation expense			4,439			4,439
Issuance of common stock for 401k match	32,534	1	433			434
Change in unrealized gain on investments				210		210	$210
Net loss					(36,005)	(36,005)	(36,005)

Balance, December 31, 2008	22,962,628	$230	$188,532	$446	$(130,117)	$59,091

2008 Comprehensive loss							$(35,795)

Exercise of common stock options	51,930	—	116			116
Non-cash stock-based compensation expense			4,653			4,653
Issuance of common stock for 401k match	49,518	—	447			447
Issuance of common stock upon public offering , net of offering costs of $1,932	3,450,000	35	29,083			29,118
Change in unrealized gain on investments				(424)		(424)	$(424)
Net loss					(37,957)	(37,957)	(37,957)

Balance, December 31, 2009	26,514,076	$265	$222,831	$22	$(168,074)	$55,044

2009 Comprehensive loss							$(38,381)

Exercise of common stock options	346,162	4	2,335			2,339
Non-cash stock-based compensation expense			4,696			4,696
Issuance of common stock for 401k match	35,151	—	437			437
Change in unrealized gain on investments				(28)		(28)	$(28)
Effect of foreign currency translation				(9)		(9)	(9)
Net loss					(38,803)	(38,803)	(38,803)

Balance, December 31, 2010	26,895,389	$269	$230,299	$(15)	$(206,877)	$23,676

2010 Comprehensive loss							$(38,840)

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share and per share amounts)

1. Nature of Business

        Metabolix, Inc. (the "Company") is an innovation-driven bioscience company which is focused on bringing environmentally friendly solutions to the plastics, chemicals and energy industries. The Company has core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science, and has assembled these capabilities in a way that has allowed the integration of biotechnology with chemical engineering and industrial practice. The Company is commercializing its first product, Mirel™ bioplastic, through Telles LLC ("Telles"), the Company's joint venture with Archer Daniels Midland Company ("ADM"). The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company's competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, the need to obtain additional funding, and compliance with government regulations.

        During August 2010, the Company began to conduct research operations through its newly established wholly-owned subsidiary, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada. The Company has leased office, laboratory and greenhouse space in Saskatoon and will conduct its industrial oilseed research there. Accordingly, the operating results of MOI from August 1, 2010 are included in the Company's results beginning with the fiscal quarter ending September 30, 2010.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions were eliminated. Telles, the Company's joint venture with Archer Daniels Midland Company, is not being consolidated by the Company.

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

Short-Term Investments

        The Company considers all highly liquid investments with a maturity date of one year or less at the balance sheet date to be short-term investments. At December 31, 2010 and 2009 short-term investments consisted of U.S. Treasury securities and debt securities of the U.S. government. All short-term investments were classified as available for sale as of December 31, 2010 and 2009. See Note 4 for further discussion on short-term investments.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Restricted Cash

        The Company had restricted cash in the amount of $622 and $593 at December 31, 2010 and 2009, respectively. At December 31, 2010 restricted cash consists of $522 held in connection with the lease agreements for the Company's Cambridge, Massachusetts facilities and $100 held in connection with the Company's corporate credit card program. Restricted cash as of December 31, 2009 consisted of a certificate of deposit supporting a letter of credit, in the amount of $493, held in connection with one of the Company's leased facilities and the $100 held as security for the Company's corporate credit card program.

Foreign Currency Translation

        Foreign denominated assets and liabilities of MOI are translated into U.S. dollars at the prevailing exchange rates in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are recorded in the accumulated other comprehensive income (loss) in the consolidated balance sheet.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and certain changes in stockholders' equity that are excluded from net income (loss). The Company includes unrealized gains and losses on marketable securities and foreign currency translation adjustments in other comprehensive income (loss).

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and short-term investments. The Company primarily invests its excess cash and cash equivalents in money market funds, federal agency notes and U.S. treasury notes.

Fair Value Measurements

        The carrying amounts of the Company's financial instruments as of December 31, 2010 and 2009, which include cash equivalents, accounts receivable, unbilled receivables, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 15 for further discussion on fair value measurements.

Segment Information

        The accounting guidance for segment reporting establishes standards for reporting information on operating segments in annual financial statements. The Company operates in one segment, which is the business of developing and commercializing technologies for the production of polymers and chemicals in plants and in microbes. The Company's chief operating decision-maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company's consolidated operating results. As of December 31, 2010 less than 10% of the Company's combined total assets were located outside of the United States. In addition, the reported

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

net loss outside of the United States was less than 10% of the combined net loss of the consolidated Company. As of December 31, 2009, all losses were incurred, and all assets were held, in the United States of America.

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

Impairment of Long-Lived Assets

        The Company accounts for the impairment and disposal of long-lived assets in accordance with accounting guidance on accounting for the impairment or disposal of long-lived assets. The guidance requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The guidance further requires that companies recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset.

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

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Selling, General, and Administrative Expenses

        The Company's selling, general and administrative expense line item includes costs for salaries, employee benefits, facilities expenses, consulting fees, travel expenses, depreciation expenses, and office related expenses incurred to support the selling and administrative operations of the Company.

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

        Fees to license the Company's proprietary and licensed technologies are recognized only after both the license period has commenced and the technology has been delivered. Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured; otherwise the Company recognizes royalty revenue upon receipt of payment.

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

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Intellectual Property Costs

        The Company includes all costs associated with the prosecution and maintenance of patents within selling, general and administrative expenses in the consolidated statement of operations.

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

        The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three years ended December 31, 2010, 2009 and 2008, respectively, are shown below:

	Year ended December 31,
	2010	2009	2008
Options	3,246,079	3,138,829	2,646,765
Warrants	4,086	4,086	4,086

Total	3,250,165	3,142,915	2,650,851

Income Taxes

        The Company follows the accounting guidance on accounting for income taxes which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized. See Note 13 for further discussion of income taxes.

Recent Accounting Standards Changes

        In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-17, Revenue Recognition—Milestone Method ("ASU 2010-017"). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement ASU No. 2010-17 prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

        In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

3. Significant Collaborations

        The Company follows the accounting guidance for collaborative arrangements which require that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. The Company evaluated its collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from collaborative partners related to development activities are generally reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For collaborations with commercialized products, if the Company is the principal, as defined in the amended guidance, it records revenue and the corresponding operating costs in the respective line items within the statement of operations. If the Company is not the principal, it records operating costs as a reduction of revenue. The amended guidance describes the principal as the party who is responsible for delivering the product or service to the customer, has latitude with establishing price, and has the risks and rewards of providing product or service to the customer, including inventory and credit risk. The adoption of amended guidance did not affect the financial position or results of operations of the Company.

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

        The goal of the Technology Alliance and Option Agreement was to demonstrate the capabilities of the Company's fermentation and recovery technologies on a commercial scale and to prepare a master plan and budget for the construction of a 110 million pound per annum Commercial Manufacturing Facility, which would provide the basis for entering into the next phase of the collaboration under a Commercial Alliance Agreement.

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

Commercial Alliance Agreement

        The Commercial Alliance Agreement specifies the terms and structure of the relationship between the Company and ADM. The primary function of this agreement is to establish the activities and obligations of the Company and ADM by which the parties will commercialize PHA bioplastics, which are being marketed under the brand name Mirel. These activities include: the establishment of a joint sales company, which has been named Telles, to market and sell Mirel, the construction of a manufacturing facility capable of producing 110 million pounds of material annually (the "Commercial Manufacturing Facility"), the licensing of technology to Telles and to ADM, and the conducting of various research, development, manufacturing, sales and marketing, compounding and administrative services by the parties.

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

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

3. Significant Collaborations (Continued)

        During the "Construction Phase" of the agreement all pre-commercial material production expenses incurred by ADM and the Company are shared equally. Accordingly, from the execution of this agreement in July 2006 through December 31, 2010, ADM has reimbursed the Company $9,041. All amounts received from ADM, prior to the "Commercial Phase," relating to this agreement are recorded as deferred revenue. The Company will continue to defer recognition of these and future payments received from ADM during the Construction Phase of the agreement.

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

        While Telles is a fifty-fifty joint venture, ADM has advanced a disproportionate share of the financial capital needed to construct the Commercial Manufacturing Facility and to fund the joint venture's activities. Therefore, under the agreement all profits, after payment of all royalties, reimbursements and fees, from Telles will first be distributed to ADM until ADM's cost of constructing the Commercial Manufacturing Facility and any negative net cash flow of Telles funded by ADM have been returned. Once ADM has recovered such amounts, the profits of Telles will be distributed in equal amounts to the parties.

        The Commercial Alliance Agreement provides for expansion of the operations of Telles beyond the initial license of 110 million pound annual production through an equally-owned joint venture. While certain principles of the joint venture have been agreed to, the detailed terms and conditions will not be determined until a later date.

        Revenue recognition for amounts deferred through December 31, 2010 is expected to commence when the Commercial Phase of the alliance begins. The deferred amounts will be recognized on a straight line basis over the estimated period, of approximately ten years, in which the Company's obligations are fulfilled in accordance with the Commercial Alliance Agreement. A portion of the deferred revenue representing estimated amounts expected to be recognized within the next twelve months has been classified as short-term in the Company's balance sheet at December 31, 2010. The Company also expects to receive payments from Telles for the compounding services it provides as well as royalty payments. The compounding payments and royalty payments are due to the Company as Telles sells product to its customers. These payments will be recognized as revenue during the period in which they are earned.

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

4. Investments

        Short-term investments consist of the following:

	Amortized Cost	Unrealized Gain/(Loss)	Market Value
December 31, 2010
Treasuries	$1,008	$—	$1,008
Government-sponsored enterprises	48,046	(6)	48,040

Total	$49,054	$(6)	$49,048

December 31, 2009
Treasuries	$8,940	$(1)	$8,939
Government-sponsored enterprises	72,426	23	72,449

Total	$81,366	$22	$81,388

        As of December 31, 2010 and 2009 the contractual maturity of all investments was one year or less.

5. Property and Equipment

        Property and equipment consisted of the following:

	Year ended December 31,
	2010	2009
Equipment	$4,683	$4,619
Furniture and fixtures	232	244
Leasehold improvements	2,465	8,161
Software	237	251

Total property and equipment, at cost	7,617	13,275
Less: Accumulated depreciation	(4,841)	(9,762)

Property and equipment, net	$2,776	$3,513

        Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $1,647, $2,734 and $3,731 respectively. The Company had no capitalized leased equipment as of December 31, 2010 or 2009.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

6. Accrued Expenses

        Accrued expenses consist of the following:

	Year ended December 31,
	2010	2009
Employee compensation and benefits	$2,275	$2,505
Pre-commercial manufacturing costs	46	279
Professional services	236	193
Contracted research and development	334	10
Intellectual property	234	188
Other	960	571

Total accrued expenses	$4,085	$3,746

7. Commitments and Contingencies

Leases

        The Company rents its facilities under operating leases, which expire through May 2014. Rental payments under operating leases for the years ended December 31, 2010, 2009 and 2008 were $1,674, $1,659 and $1,482, respectively. The deferred rent liability recorded on the Company's balance sheet at December 31, 2010 and 2009 includes the unamortized balance of the landlord incentive payments and the cumulative difference between actual facility lease payments and lease expense recognized ratably over the operating lease period. At December 31, 2010, the Company's future minimum payments required under operating leases are as follows:

Minimum lease payment
Year ended December 31,
2011	$1,480
2012	1,190
2013	988
2014	329
2015 and thereafter	—

Total	$3,987

8. Related Party Transactions

Tepha, Inc.

        During 1999 and 2003, the Company entered into sublicense agreements with Tepha, Inc. ("Tepha"), to sublicense technology to Tepha. The Company directors Messrs. Muller and Giles and Dr. Sinskey serve on the Board of Directors of Tepha. The agreements with Tepha contain provisions for sublicense maintenance fees to be paid to the Company upon Tepha achieving certain financing milestones and for product related milestones. Under the agreement, the Company also receives royalties on net sales of licensed products and sublicensing revenues received by Tepha, subject to a minimum payment each year.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

8. Related Party Transactions (Continued)

        The Company recognized license and royalty revenues of $122, $120 and $120, from Tepha for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010 and 2009, the Company had no outstanding receivable due from Tepha.

ADM

        The Company's collaborative partner ADM made a $5,000 investment in the Company as part of the redeemable convertible preferred stock issuance in January 2006. Concurrent with the Company's initial public offering, ADM purchased 535,714 shares of the Company's stock in a private placement. ADM makes various payments to the Company under the collaborative agreement signed during July 2006. See Note 3 for further discussion regarding collaborative agreements with ADM. As of December 31, 2010 and 2009, respectively, the Company had an outstanding balance receivable of $813 and $365 from ADM which was recorded as due from related parties on the consolidated balance sheet.

Telles

        Telles is a limited liability company, formed and equally owned by the Company and ADM, and is intended to: (i) serve as the commercial entity to establish and develop the commercial market for Mirel, and conduct the marketing and sales in accordance with the goals of the commercial alliance, (ii) assist in the coordination and integration of the manufacturing, compounding and marketing activities, and (iii) administer and account for financial matters on behalf of the parties. The Company and ADM each have 50% ownership and voting interest in Telles. As of December 31, 2010 the Company had an outstanding receivable of $15. At December 31, 2009, the Company had no outstanding receivable due from Telles.

9. Redeemable Convertible Preferred Stock

        The Company's certificate of incorporation, as amended and restated, authorizes it to issue up to 5,000,000 shares of $0.01 par value preferred stock. As of December 31, 2010 and 2009 no preferred stock was issued or outstanding.

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

Warrants

        In connection with signing a lease agreement in 2004, the Company issued the landlord warrants to purchase 4,086 shares of common stock at an exercise price of $3.30 per share. The warrants expire ten years from the lease term commencement date. The fair value of these warrants is immaterial. At December 31, 2010 these warrants were all outstanding and exercisable.

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

12. Stock-Based Compensation

        The Company adopted a stock plan in 1995, (the "1995 Plan") which provided for the granting of incentive stock options, nonqualified stock options, stock awards, and opportunities to make direct purchases of stock, to employees, officers, directors and consultants of the Company. In June 2005 the 1995 Plan was terminated and the Company adopted a new plan (the "2005 Plan"). No further grants or awards were subsequently made under the 1995 Plan. A total of 907,679 options were awarded from the 1995 Plan and as of December 31, 2010, 91,587 of these options remain outstanding and eligible for future exercise and continue to be governed by the terms of the 1995 Plan.

        The 2005 Plan provided for the granting of incentive stock options, nonqualified stock options, stock awards, and opportunities to make direct purchases of stock, to employees, officers, directors and consultants of the Company. In November 2006 the 2005 Plan was terminated and the Company adopted a new plan (the "2006 Plan"). No further grants or awards were subsequently made under the 2005 Plan. A total of 1,619,134 options were awarded from the 2005 Plan and as of December 31, 2010, 310,328 of these options remain outstanding and eligible for future exercise and continue to be governed by the terms of the 2005 Plan.

        The 2006 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The 2006 Plan states that not more than 10,000,000 shares shall be issued under the plan. A total of 3,586,052 options have been awarded from the 2006 Plan and as of December 31, 2010, 2,844,164 of these options remain outstanding and eligible for future exercise.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

12. Stock-Based Compensation (Continued)

        Options granted under the Plans generally vest ratably over four years from the date of hire for new employees, or date of award for existing employees, or date of commencement of services with the Company for nonemployees, and generally expire ten years from the date of issuance. A summary of the activity related to the shares of common stock covered by outstanding options follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic value
Balance at December 31, 2009	3,138,829	$11.04
Granted	787,850	12.03
Exercised	(346,162)	6.75
Cancelled	(334,438)	15.52

Balance at December 31, 2010	3,246,079	11.28	7.40	$8,396

Vested and expected to vest at December 31, 2010	3,175,251	11.28	7.37	8,273
Exerciseable at December 31, 2010	1,916,398	11.36	6.56	5,929

        The weighted average grant date fair value per share of options granted during fiscal years 2010, 2009, and 2008 was $8.08, $5.55 and $7.01, respectively. The total intrinsic value of options exercised was $2,439, $422 and $3,428 for the years ended December 31, 2010, 2009 and 2008 respectively.

        A summary of information about the shares of common stock covered by outstanding and exercisable options under the option plans at December 31, 2010 follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
$1.65 - 6.64	407,915	4.36	$2.40	399,415	$2.31
6.65 - 8.81	435,051	8.23	7.33	233,486	7.38
8.82 - 10.20	652,415	8.30	9.60	241,413	9.57
10.21 - 12.35	631,651	8.06	11.20	315,974	11.45
12.36 - 14.53	614,973	7.94	14.25	288,655	14.01
14.54 - 24.97	504,074	6.52	20.53	437,455	20.94

1.65 - 24.97	3,246,079	7.40	11.28	1,916,398	11.36

Expense Information for Employee Stock Option Awards

        The Company recognized stock-based compensation expense, related to employee stock option awards, of $4,663, $4,707 and $4,486 for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, there was approximately $8,353 of pre-tax stock-based

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

12. Stock-Based Compensation (Continued)

compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.32 years.

        For the years ended December 31, 2010, 2009 and 2008, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Year Ended December 31,
	2010	2009	2008
Expected dividend yield	—	—	—
Risk-free rate	1.41% - 2.59%	1.67% - 2.58%	2.09% - 3.77%
Expected option term (in years)	5.4 - 5.6	5.4 - 5.6	6.1
Volatility	79% - 80%	81%	61% - 81%

        For the year ended December 31, 2010, expected volatility is estimated based on the Company's historical volatility blended with the historical volatilities of a peer group of similar public companies. Due to the Company's limited trading history management believes that this approach provides additional information about future stock price movements when compared to analyzing the historical volatility of the Company on its own.

        The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a term similar to the expected life of the related option.

        For the year ended December 31, 2010, the expected term of the options is based upon evaluation of historical and expected future exercise behavior.

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

Expense Information for Non-employee Stock Option Awards

        During the years ended December 2010, and 2008, the Company granted stock options to purchase 3,500, and 6,500 shares of common stock, respectively, to non-employee consultants. There were no stock options granted to non-employee consultants during 2009. The compensation expense related to these options is to be recognized over a period of four years. The granted stock options vest quarterly and such vesting is contingent upon future services provided by the consultants to the Company. The Company recorded an expense of $33 for the year ended December 31, 2010. The Company recorded a benefit of $54 and $47 for the year ended December 31, 2009 and 2008, respectively. Options remaining unvested for non-employees are subject to remeasurement each reporting period prior to

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

12. Stock-Based Compensation (Continued)

vesting in full. Since the fair market value of the options issued to non-employees is subject to change in the future, the compensation expense recognized in each year may not be indicative of future stock-based compensation charges. The Company's policy is to issue new shares upon the exercise of stock options.

        The fair value of each option granted to non-employees was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected dividend yield	—	—	—
Risk-free rate	2.53% - 3.84%	2.71% - 3.85%	2.25% - 3.99%
Expected option term (in years)	10	10	10
Volatility	79% - 80%	81%	61% - 81%

13. Income Taxes

        There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance. Significant components of the Company's net deferred tax asset at December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
Net operating loss carryforward	$47,124	$32,896	$17,712
Capitalization of research and development expenses	4,430	5,795	10,874
Credit carryforwards	5,877	5,624	4,266
Other temporary differences	21,781	23,713	20,690

Total deferred tax assets	79,212	68,028	53,542

Valuation Allowance	(79,212)	(68,028)	(53,542)

Net deferred tax asset	$—	$—	$—

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

13. Income Taxes (Continued)

        The items accounting for the difference between the income tax benefit computed at the federal statutory rate of 34% and the provision for income taxes were as follows:

	Year Ended December 31,
	2010	2009	2008
Federal income tax at statutory federal rate	34.00%	34.00%	34.00%
State taxes	4.10%	5.60%	4.90%
Permanent Differences	(1.50)%	(2.20)%	(1.60)%
Tax Credits	2.00%	3.10%	2.80%
State rate change on deferred balances	(6.50)%	(0.40)%	0.00%
Other	(3.30)%	(2.50)%	0.10%
Change in valuation allowance	(28.80)%	(37.60)%	(40.20)%

Total	0.00%	0.00%	0.00%

        The Company follows the accounting guidance for income taxes including guidance, which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of December 31, 2010 or December 31, 2009.

        The tax years 2007 through 2010 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S.

        The Company's policy is to record estimated interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2010, and December 31, 2009, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

        At December 31, 2010 the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of $145,448 and $90,203, respectively. Included in the federal and state net operating loss carryforwards is approximately $19,189 of deduction related to the exercise of stock options subsequent to the adoption of amended accounting guidance related to stock-based compensation. This amount represents an excess tax benefit as defined under the amended accounting guidance related to stock-based compensation and has not been recorded as a deferred tax asset. The Company's existing federal and state net operating loss carryforwards begin to expire in 2011. The Company also had available research and development credits for federal and state income tax purposes of approximately $3,995 and $2,735 respectively. The federal and state research and development credits will begin to expire in 2014 and 2016 respectively. As of December 31, 2010 the Company also had available investment tax credits for state income tax purposes of $117 which also begin to expire in 2011. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

13. Income Taxes (Continued)

        Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2010 to assess whether utilization of the Company's NOL or R&D credit carryforwards would be subject to an annual limitation under section 382. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards my be subject to limitation.

14. Employee Benefits

        The Company maintains a 401(k) savings plan in which substantially all of its regular employees are eligible to participate. Participants may contribute up to 60% of their annual compensation to the plan, subject to eligibility requirements and annual IRS limitations. In 2007 the Company initiated a matching contribution in common stock of up to 4.5% of a participant's total compensation dependent upon the level of participant contributions made during the plan year. Pursuant to this plan, the Company issued 35,151, 49,518 and 32,534 shares of common stock during the twelve months ended December 31, 2010, 2009 and 2008, respectively, and recorded $443, $428 and $400, respectively, of related expense. Company contributions are fully vested upon issuance.

15. Fair Value Measurements

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

        The Company's financial assets classified as Level 2 have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. Because the Company's investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2010 or December 31, 2009.

        The tables below present information about the Company's assets that are measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. To conform prior year

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

15. Fair Value Measurements (Continued)

figures to current year presentation, $8,116 of money market funds have been reclassified from Level 2 to Level 1 as of December 31, 2009.

	Fair value measurements at reporting date using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of 12/31/10
Cash equivalents:
Money Market funds	$11,533	$—	$—	$11,533
Short-term investments:
Treasuries	—	1,008	—	1,008
Government-sponsored enterprises	—	48,040	—	48,040

	$11,533	$49,048	$—	$60,581

	Fair value measurements at reporting date using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of 12/31/09
Cash equivalents:
Money Market funds	$8,116	$—	$—	$8,116
Government-sponsored enterprises	—	1,490	—	1,490
Short-term investments:
Treasuries	—	8,939	—	8,939
Government-sponsored enterprises	—	72,449	—	72,449

	$8,116	$82,878	$—	$90,994

16. Summary of Quarterly Financial Data (unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2010
Total revenues	$180	$109	$46	$113
Loss from operations	(9,857)	(9,577)	(10,021)	(9,484)
Net loss	(9,802)	(9,543)	(9,991)	(9,467)
Basic and diluted net loss per share	(0.37)	(0.36)	(0.37)	(0.35)
2009
Total revenues	$261	$348	$611	$205
Loss from operations	(9,461)	(9,913)	(9,530)	(9,825)
Net loss	(9,109)	(9,672)	(9,417)	(9,759)
Basic and diluted net loss per share	(0.40)	(0.42)	(0.41)	(0.39)