Form 10-Q
period 2011-03-31
METABOLIX, INC.
filed 2011-04-28
CIK 1121702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of April 25, 2011 was 26,913,074.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended March 31, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$20,047	$12,526
Short-term investments	31,900	49,048
Accounts receivable	4	—
Due from related parties	1,046	828
Unbilled receivables	18	8
Prepaid expenses and other current assets	749	846
Total current assets	53,764	63,256
Restricted cash	622	622
Property and equipment, net	2,707	2,776
Other assets	118	117
Total assets	$57,211	$66,771

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4	$239
Accrued expenses	2,765	4,085
Current portion of deferred rent	165	165
Short-term deferred revenue	1,989	1,906
Total current liabilities	4,923	6,395
Deferred rent	345	386
Long-term deferred revenue	36,373	36,207
Other long-term liabilities	110	107
Total liabilities	41,751	43,095

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at March 31, 2011 and December 31, 2010, 26,913,074 and 26,895,389 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	269	269
Additional paid-in capital	231,710	230,299
Accumulated other comprehensive loss	(2)	(15)
Accumulated deficit	(216,517)	(206,877)
Total stockholders’ equity	15,460	23,676
Total liabilities and stockholders’ equity	$57,211	$66,771

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenue:
License fee and royalty revenue from related parties	$301	$30
Grant revenue	25	—
Research and development revenue	—	150
Total revenue	326	180

Operating expense:
Research and development expenses, including cost of revenue	6,199	6,168
Selling, general, and administrative expenses	3,787	3,869
Total operating expenses	9,986	10,037
Loss from operations	(9,660)	(9,857)

Other income:
Interest income, net	20	55
Net loss	$(9,640)	$(9,802)

Net loss per share:
Basic and Diluted	$(0.36)	$(0.37)

Number of shares used in per share calculations:
Basic and Diluted	26,904,606	26,536,924

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(9,640)	$(9,802)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	384	435
Charge for 401(k) company common stock match	242	133
Stock-based compensation	1,233	1,110
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	(14)	21
Due from related party	(265)	—
Prepaid expenses and other assets	96	89
Accounts payable	(235)	(599)
Accrued expenses	(1,420)	(1,024)
Deferred rent and other long-term liabilities	(39)	(41)
Deferred revenue	296	239
Net cash used in operating activities	(9,362)	(9,439)

Cash flows from investing activities
Purchase of property and equipment	(315)	(94)
Change in restricted cash	—	(29)
Purchase of short-term investments	(8,502)	(7,541)
Proceeds from the sale and maturity of short-term investments	25,663	19,879
Net cash provided by investing activities	16,846	12,215

Cash flows from financing activities
Proceeds from options exercised	36	212
Net cash provided by financing activities	36	212

Effect of exchange rate changes on cash and cash equivalents	1	—

Net increase in cash and cash equivalents	7,521	2,988
Cash and cash equivalents at beginning of period	12,526	10,814
Cash and cash equivalents at end of period	$20,047	$13,802

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2011 and 2010.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC.

2. ACCOUNTING POLICIES

There has been no material change in accounting policies since the Company’s fiscal year ended December 31, 2010, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.

3. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

Recently Issued Accounting Standards

In January 1, 2011, the Company adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence, or VSOE, and third-party evidence, or TPE, is not available. Deliverables under the arrangement will be separate units of accounting provided (a) a delivered item has value to the customer on a standalone basis; and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. The Company did not enter into or materially modify any multiple-element arrangements during the three months ended March 31, 2011.

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss, net unrealized gains or losses on marketable securities and foreign currency translation adjustments. Total comprehensive loss for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(9,640)	$(9,802)
Other comprehensive income:
Change in unrealized gain on investments	12	(13)
Change in foreign currency translation adjustment	1	—
Total other comprehensive income	13	(13)
Comprehensive loss	$(9,627)	$(9,815)

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

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2011 and 2010, respectively, are shown below:

	Three Months Ended
	March 31,
	2011	2010
Options	3,623,004	3,273,239
Warrants	4,086	4,086
Total	3,627,090	3,277,325

6. STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense, related to employee stock option awards, of $1,233 and $1,104 for the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011, there was approximately $8,862 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.52 years.

A summary of option activity for the three months ended March 31, 2011 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2010	3,246,079	$11.28
Granted	399,160	9.12
Exercised	(5,998)	5.95
Cancelled	(16,237)	17.13
Outstanding at March 31, 2011	3,623,004	11.02

Options exercisable at March 31, 2011	2,035,200

Weighted average grant date fair value of options granted during the three months ended March 31, 2011		$6.07

For the three months ended March 31, 2011 and 2010, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Three Months Ended
	March 31,
	2011	2010
Expected dividend yield	—	—
Risk-free rate	2.38%	2.35% - 2.59%
Expected option term (in years)	5.6	5.6
Volatility	78%	80%

Non-employee Stock Option Awards

The compensation expense related to non-employee stock options is generally recognized over a period of four years. The grants generally vest quarterly and such vesting is contingent upon future services provided by the consultants to the Company. The Company did not record a significant amount of non-employee stock-based compensation expense for the three months ended March 31, 2011. For the three months ended March 31, 2010 the Company recorded non-employee stock-based compensation expense of $6. Options remaining unvested for non-employees are subject to remeasurement each reporting period prior to vesting in full. Since the fair market value of the options issued to non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges.

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

During the “Construction Phase” of the agreement all pre-commercial material production expenses incurred by ADM and the Company are shared equally. Accordingly, from the execution of this agreement in July 2006 through March 31, 2011, ADM has reimbursed the Company $9,263. All amounts received from ADM, prior to the “Commercial Phase,” relating to this agreement are recorded as deferred revenue. The Company will continue to defer recognition of these and future payments received from ADM during the Construction Phase of the agreement.

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

Revenue recognition for amounts deferred through March 31, 2011 is expected to commence when the Commercial Phase of the alliance begins. The deferred amounts will be recognized on a straight line basis over the estimated period, of approximately ten years, in which the Company’s obligations are fulfilled in accordance with the Commercial Alliance Agreement. A portion of the deferred revenue representing estimated amounts expected to be recognized within the next twelve months has been classified as short-term in the Company’s balance sheet at March 31, 2011. The Company also expects to receive payments from Telles for the compounding services it provides as well as royalty payments. The compounding payments and royalty payments are due to the Company as Telles sells product to its customers. These payments will be recognized as revenue during the period in which they are earned.

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

8. INCOME TAXES

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of March 31, 2011 or March 31, 2010.

The tax years 2007 through 2010 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011, and December 31, 2010, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

At December 31, 2010 the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of $145,448 and $90,203, respectively. Included in the federal and state net operating loss carryforwards is approximately $19,189 of deduction related to the exercise of stock options subsequent to the adoption of amended accounting guidance related to stock-based compensation. This amount represents an excess tax benefit as defined under the amended accounting guidance related to stock-based compensation and has not been recorded as a deferred tax asset. The Company’s existing federal and state net operating loss carryforwards began to expire in 2011. The Company also had available research and development credits for federal and state income tax purposes of approximately $3,995 and $2,735 respectively. The federal and state research and development credits will begin to expire in 2014 and 2016 respectively. As of December 31, 2010 the Company also had available investment tax credits for state income tax purposes of $117 which also begin to expire in 2011. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through March 31, 2011 to assess whether utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2011	December 31, 2010
Employee compensation and benefits	$1,240	$2,275
Pre-commercial manufacturing costs	67	46
Professional services	177	236
Contracted research and development	102	334
Intellectual property	232	234
Other	947	960
Total accrued expenses	$2,765	$4,085

10. SEGMENT INFORMATION

The accounting guidance for segment reporting establishes standards for reporting information on operating segments in annual financial statements. The Company operates in one segment, which is the business of developing and commercializing technologies for the production of polymers and chemicals in plants and in microbes. The Company’s chief operating decision-maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. As of March 31, 2011 less than 10% of the Company’s combined total assets were located outside of the United States and the reported net loss outside of the United States was less than 10% of the combined net loss of the consolidated Company.  As of March 31, 2010, all losses were incurred, and all assets were held, in the United States of America.

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

The Company’s financial assets classified as Level 2 have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2011 or December 31, 2010.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	3/31/11
Cash equivalents:
Money Market funds	$17,710	$—	$—	$17,710
Short-term investments:
Treasuries	—	1,009	—	1,009
Government-sponsored enterprises	—	30,891	—	30,891
	$17,710	$31,900	$—	$49,610

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	12/31/10
Cash equivalents:
Money Market funds	$11,533	$—	$—	$11,533
Short-term investments:
Treasuries	—	1,008	—	1,008
Government-sponsored enterprises	—	48,040	—	48,040
	$11,533	$49,048	$—	$60,581

13. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc., a related party, and recorded $301 and $30 of license and royalty revenue during the three months ended March 31, 2011 and 2010, respectively.  The Company had an outstanding receivable balance of $278 due from Tepha as of March 31, 2011. At December 31, 2010 the Company had no outstanding receivable balance due from Tepha. The Company had various transactions with its alliance partner ADM, a related party, during the three months ended March 31, 2011 and 2010. The Company had an outstanding receivable balance of $766 and $813 due from ADM at March 31, 2011 and December 31, 2010, respectively. The Company also had various transactions with Telles. The Company had an outstanding receivable balance of $2 and $15 due from Telles as of March 31, 2011 and December 31, 2010, respectively. For more information on the Company’s related party transactions, please see Note 8 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 (All dollar amounts are stated in thousands)

Forward Looking Statements

This annual report on Form 10-Q contains “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in the Form 10-Q, including but not limited to, statements regarding our future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future research, development or operations, are forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipate,” “intends,” “target,” “projects,” “contemplates,” “believe,” “estimates,” “predicts,” “potential,” and “continue,” or similar words.

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position and management’s strategy, plans and objectives for research and development, product development, shipment and commercialization of current and future products, including the commercialization of Mirel™ bioplastic (“Mirel”) through our alliance with Archer Daniels Midland Company (“ADM”). Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our Telles, LLC (“Telles”) joint venture with ADM and our dependence on our collaboration with ADM for the success of Telles, risks related to the development and commercialization of new and uncertain technologies, risks associated with our protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the years ended December 31, 2010.

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

Our first platform, which we are commercializing through Telles, LLC (“Telles”), a joint venture with Archer Daniels Midland Company, or ADM, is a proprietary, large-scale microbial fermentation system for producing a versatile family of polymers known as polyhydroxyalkanoates (“PHA’s”), which we have branded under the name Mirel™. Through Telles, we are selling these bioplastics as biobased and biodegradable, but functionally equivalent, alternatives to petroleum-based plastics. Mirel offers superior biodegradability characteristics and can be used in a wide range of commercial applications, including products used in agriculture and horticulture, compost and organic waste diversion bags, marine and aquatic applications, consumer products, business equipment and durable goods, and general packaging materials. Mirel is now being produced in a commercial scale plant located in Clinton, Iowa (“the Commercial Manufacturing Facility”) designed for an annual capacity of 110 million pounds. ADM completed construction of the initial phase of the Commercial Manufacturing Facility in 2009. The Commercial Manufacturing Facility produces biobased and biodegradable Mirel plastic using corn sugar, an abundant agriculturally-produced renewable resource.

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

For our second platform, Industrial Chemicals, we intend to apply our core capabilities in microbial and process engineering to develop biological routes to other chemicals and chemical intermediates. Our initial focus is on the four-carbon (“C4”) and three-carbon (“C3”) chemical families, which, together, offer an addressable worldwide market size of over $10 billion. During 2009 we completed all work under our U.S. Department of Commerce National Institute of Standards and Technology grant, a $2 million grant aimed at producing C4 chemicals from renewable sources. C4 chemicals are a large family of chemicals enabling a wide range of end-use applications, including engineering resins, urethanes, solvents, and personal care products. We were able to achieve all of the technical milestones outlined in this grant. In 2010, we scaled up our C4 chemicals technology, producing samples for prospective customers which we began shipping during the first quarter of 2011. We also achieved technical proof of concept for our C3 chemicals products. In 2011, we are focusing on continuing development of the technology and assessing market feedback from potential customers. We also anticipate assessing market entry options and potential partnerships.

Our third technology platform, Crop-based Businesses, which is at an early stage, is an innovative biorefinery system which uses plant crops to co-produce both bioplastics and bioenergy. For this system, we intend to extract polymer from the engineered plant crop, so that the remaining plant material can be used as a biomass feedstock for the production of bioenergy products including electricity and biofuel. In 2010, we expanded our recovery technology to enable the production of industrial chemicals from this platform. Our crop targets are oilseed crops, specifically camelina, switchgrass and sugarcane. More specifically:

• Camelina—We are conducting research to develop an advanced, genetically modified camelina for co-production of bioplastics along with vegetable oil, biodiesel fuel, and oleochemicals. In August 2010, we established a research company in Saskatchewan, Canada to further pursue our research with industrial oilseed crops. Also in 2010, we conducted our first successful field trial of engineered camelina.

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

We believe that using these crops to co-produce bioplastics or chemicals with bioenergy products can offer superior economic value and productivity as compared to single product systems that produce them individually. Through 2011, we will continue to advance the research and assess alternative commercialization models for our crop programs. We may also seek to establish alliances with partners to commercially exploit this platform.

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

As of March 31, 2011, we had an accumulated deficit of $216,517 and total stockholders’ equity was $15,460.

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

The Commercial Alliance Agreement called for Telles to pay the Company quarterly support payments of $1,575 each. The last of fourteen quarterly support payments was received as of June 30, 2009. All quarterly support payments received from ADM on behalf of Telles, totaling $22,050, have been recorded as deferred revenue on the Company’s balance sheet, and we will continue to defer recognition of these payments received from ADM during the “Construction Phase” of our agreement. We expect to begin recognizing this deferred revenue at the time of the achievement of a milestone referred to in the Commercial Alliance Agreement as the “First Commercial Sale.” The deferred revenue will be recognized on a straight line basis over a period of approximately ten years in which our contractual obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement. Achievement of the First Commercial Sale requires the sale by Telles to third parties of at least one million pounds of Mirel manufactured at the Commercial Manufacturing Facility. Qualifying sales must meet certain criteria, including a minimum order size, product acceptance by the customers in accordance with the terms of their contracts and receipt of payment, in order for such sales to contribute towards the First Commercial Sale milestone. A portion of the deferred revenue representing estimated amounts expected to be recognized within the next twelve months has been classified as short-term in the Company’s balance sheet at March 31, 2011. We also expect to receive payments from Telles for the compounding services we provide as well as royalty payments. The compounding payments and royalty payments are due to us as Telles sells product to its customers. These payments will be recognized as revenue during the period in which they are earned.

We received the following payments from these arrangements to offset operating cash needs:

•                  upfront payment of $3,000 from ADM in November 2004;

•                  milestone payments of $2,000 from ADM in May 2006;

•                  support payments of $22,050 from ADM, on behalf of Telles, through June 30, 2009;

•                  cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Technology Alliance and Option Agreement of $1,209; and

•                  cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Commercial Alliance Agreement of $9,263.

During the commercial alliance, ADM is responsible for the construction, financing and operation of the Commercial Manufacturing Facility which ADM Polymer owns, through a manufacturing agreement with Telles. We will provide or procure compounding services to convert the output from the Commercial Manufacturing Facility into forms that are suitable for various commercial applications.

Although Telles is a separate legal entity owned equally by us and ADM, ADM will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish compounding operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow provides that all profits, after payment of all royalties, reimbursements and fees, from the joint venture will be distributed to ADM until ADM’s disproportionate investment in the joint venture, including the costs of constructing the Commercial Manufacturing Facility, have been returned to ADM. Once ADM has recovered these amounts, the profits of the joint venture will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a Ledger Account has been established to record the respective investments made by the parties. As of March 31, 2011 the balance of the ADM Ledger Account was $412,369.  This balance is expected to increase as the remaining manufacturing equipment and systems are brought online at the Commercial Manufacturing Facility and until Telles achieves positive cash flow from its operations.

Government Grants

As of March 31, 2011, expected gross proceeds of $486 remain to be received under our U.S. and Canadian government grants, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our United States and Canadian government grants is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	March 31, 2011	March 31, 2011	Expiration

Blow Molded Bioproducts From Renewable Plastics	Department of Agriculture	$349	$73	$276	August 2011

Advanced Technologies for Engineering of Camelina	Saskatchewan Ministry of Agriculture	$210	$—	$210	February 2013
Total		$559	$73	$486

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2011 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenue

	Three Months Ended
	March 31,
	2011	2010	Change
License fee and royalty revenue from related parties	$301	$30	$271
Grant revenue	25	—	25
Research and development revenue	—	150	(150)
Total revenue	$326	$180	$146

Total revenue was $326 and $180 for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 we recognized $301 of license fee and royalty revenue from related parties compared to $30 for the respective period in 2010. License fee and royalty revenue from related parties increased primarily as a result of a royalty earned under sublicensing agreements with Tepha, Inc. (“Tepha”), a related party. There was no research and development revenue generated during the first three months of 2011. During the three months ended March 31, 2010 research and development revenue was derived primarily from the delivery of product samples to potential customers. The shipment of sample material occurred in late 2009 and revenue was recognized upon customer acceptance in early 2010.

We expect revenue to increase during 2011 when the First Commercial Sale milestone is reached and we begin recognition of payments received from ADM, a related party, that have been recorded as deferred revenue. We also expect to receive payments from Telles for the compounding services we provide as well as royalty payments. The compounding payments and royalty payments are due to us after Telles has sold the product to the end customer and we expect to recognize these payments in the period they have been earned. In addition, we expect grant revenue to increase due to a grant awarded to our wholly-owned Canadian subsidiary, Metabolix Oilseeds, Inc., during the first quarter of 2011 for the advancement of technologies for engineering of camelina by the Saskatchewan Ministry of Agriculture.

Expenses

	Three Months Ended
	March 31,
	2011	2010	Change
Research and development expenses, including cost of revenue	$6,199	$6,168	$31
Selling, general, and administrative expenses	3,787	3,869	(82)
Total operating expenses	$9,986	$10,037	$(51)

Research and development expenses, including cost of revenue

Research and development expenses, including cost of revenue, were $6,199 and $6,168 for the three months ended March 31, 2011 and 2010, respectively. Although these expenses were consistent, we experienced increases in employee compensation and related benefit expenses and contracted research during the first quarter of 2011, which were offset by a decrease in material production costs.  Employee compensation and related benefit expenses were $3,695 and $3,280 for the three months ended March 31, 2011 and 2010, respectively. The increase of $415 was primarily attributable to hiring personnel to support our manufacturing process and research programs. Expenses for contracted research increased to $455 in the first quarter of 2011 from $371 in the comparable period in 2010. The increase of $84 was primarily attributable to outside testing services related to the development of

Mirel. Material production costs decreased to $454 from $1,016 for the three months ended March 31, 2011 and 2010, respectively. The reduction of $562 was primarily due to reduced activity at our pre-commercial manufacturing facility as a result of commencing operations at the Commercial Manufacturing Facility.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $3,787 and $3,869 for the three months ended March 31, 2011 and 2010, respectively. The decrease of $82 is primarily attributable to a decrease in employee compensation and benefit related expenses in the first quarter of 2011. Employee compensation and benefit related expenses decreased to $2,356 from $2,507 for the three months ended March 31, 2011 and 2010, respectively. The decrease of $151 was primarily due to the termination, and related severance pay, of two senior level employees during the first quarter of 2010.

We expect to incur increased selling, general, and administrative expenses through the completion of the Construction Phase of the ADM agreement as we increase our market development activities for Mirel. Upon the commencement of the Commercial Phase of the ADM agreement, selling, general, and administrative expenses are expected to decrease significantly as these Mirel related costs will be transferred to Telles. We estimate that selling, general, and administrative expenses that will transfer to Telles will be approximately $700 to $1,100 per quarter once we commence the Commercial Phase. During the transition period between the initial start-up of the Commercial Manufacturing Facility and the commencement of the Commercial Phase, we will continue to bear these expenses.

Other Income (Net)

	Three Months Ended
	March 31,
	2011	2010	Change
Total other income (net)	$20	$55	$(35)

Other income (net) was $20 and $55 for the three months ended March 31, 2011 and 2010, respectively. Other income (net) during both periods consisted of investment income. The overall decrease of $35 was primarily due to a lower investment balance.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

The primary sources of our liquidity have been:

•    equity financing;

•    our strategic alliance with ADM;

•    government grants; and

•    interest earned on cash and short-term investments.

We have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of March 31, 2011, we had an accumulated deficit of $216,517. Our total unrestricted cash, cash equivalents and short-term investments as of March 31, 2011 were $51,947 as compared to $61,574 at December 31, 2010. As of March 31, 2011, we had no outstanding debt.

Our cash and cash equivalents at March 31, 2011 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of March 31, 2011 we had restricted cash of $622. Restricted cash consists of $522 held in connection with the lease agreements for our Cambridge, Massachusetts facilities and $100 held in connection with our corporate credit card program. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of March 31, 2011, we were in compliance with this policy.

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

Net cash used in operating activities was $9,362 during the three months ended March 31, 2011 compared to $9,439 for the respective period in 2010. The cash used during the three months ended March 31, 2011 primarily reflects the net loss for the period and the payment of annual performance bonuses.

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

Net cash of $16,846 and $12,215 was provided by investing activities during the three months ended March 31, 2011 and 2010, respectively. Net cash provided by investment activities during the three months ended March 31, 2011 included $25,663 provided by the sale and maturity of short-term investments, partially offset by $8,502 used to purchase short-term investments and $315 used to purchase capital equipment.

Net cash of $36 and $212 was provided by financing activities during the three months ended March 31, 2011 and 2010, respectively. The cash provided by financing activities for the three months ended March 31, 2011 and 2010 was solely attributable to proceeds received from the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2011 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$100	$25	50	25	$—
Operating lease obligations	3,625	1,489	2,054	82	—
Total	$3,725	$1,514	$2,104	$107	$—

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

We engaged in various transactions with Tepha, a related party, and recorded $301 and $30 of license and royalty revenue during the three months ended March 31, 2011 and 2010, respectively.  We had an outstanding receivable balance of $278 due from Tepha as of March 31, 2011. At December 31, 2010 there was no outstanding receivable balance due from Tepha. We had various transactions with our alliance partner ADM, a related party, during the three months ended March 31, 2011 and 2010. We had an outstanding receivable balance of $766 and $813 due from ADM at March 31, 2011 and December 31, 2010, respectively. We also had various transactions with Telles. We had an outstanding receivable balance of $2 and $15 due from Telles as of March 31, 2011 and December 31, 2010, respectively. For more information on our related party transactions, please see Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.

Recently Issued Accounting Standards

In January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence, or VSOE, and third-party evidence, or TPE, is not available. Deliverables under the arrangement will be separate units of accounting provided (a) a delivered item has value to the customer on a standalone basis; and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. We did not enter into or materially modify any multiple-element arrangements during the three months ended March 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes in information regarding our risk factors as described in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On February 3, 2011 the Company issued 8,793 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. On March 18, 2011 the Company issued 2,894 shares of common stock to participants in its Metabolix, Inc. 401 (k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2011, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, employees, and entities affiliated with our directors to enter into trading plans complying with Rule 10b5-l under the Exchange Act, as amended. We have been advised that during the quarter ended March 31, 2011, Oliver P. Peoples, our Chief Scientific Officer and a member of our Board of Directors, and Anthony J. Sinsky, a member of our Board of Directors, entered into trading plans in accordance with Rule 10b5-l and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including revisions or termination of an established trading plan.

ITEM 6. EXHIBITS.

10.1 Amended and Restated Employment Agreement between the Registrant and Richard P. Eno dated March 17, 2011 (furnished herewith).

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

METABOLIX, INC.

April 28, 2011	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

April 28, 2011	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)