Form 10-Q
period 2011-06-30
METABOLIX, INC.
filed 2011-07-29
CIK 1121702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of July 25, 2011 was 34,081,286.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended June 30, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$19,778	$12,526
Short-term investments	56,751	49,048
Accounts receivable	40	—
Due from related parties	480	828
Unbilled receivables	18	8
Prepaid expenses and other current assets	585	846
Total current assets	77,652	63,256
Restricted cash	622	622
Property and equipment, net	2,495	2,776
Long-term investments	18,651	—
Other assets	74	117
Total assets	$99,494	$66,771

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$582	$239
Accrued expenses	3,430	4,085
Current portion of deferred rent	165	165
Short-term deferred revenue	2,045	1,906
Total current liabilities	6,222	6,395
Deferred rent	303	386
Long-term deferred revenue	36,666	36,207
Other long-term liabilities	113	107
Total liabilities	43,304	43,095

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at June 30, 2011 and December 31, 2010, 34,063,524 and 26,895,389 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	341	269
Additional paid-in capital	282,375	230,299
Accumulated other comprehensive loss	(27)	(15)
Accumulated deficit	(226,499)	(206,877)
Total stockholders’ equity	56,190	23,676
Total liabilities and stockholders’ equity	$99,494	$66,771

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
License fee and royalty revenue from related parties	$92	$42	$393	$72
Grant revenue	99	5	124	5
Research and development revenue	—	62	—	212
Total revenue	191	109	517	289

Operating expense:
Research and development expenses, including cost of revenue	6,000	5,838	12,199	12,006
Selling, general, and administrative expenses	4,196	3,848	7,983	7,717
Total operating expenses	10,196	9,686	20,182	19,723
Loss from operations	(10,005)	(9,577)	(19,665)	(19,434)

Other income (expense):
Interest income, net	23	34	43	89
Net loss	$(9,982)	$(9,543)	$(19,622)	$(19,345)

Net loss per share:
Basic and Diluted	$(0.33)	$(0.36)	$(0.69)	$(0.73)

Number of shares used in per share calculations:
Basic and Diluted	29,824,008	26,780,612	28,372,371	26,659,441

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(19,622)	$(19,345)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	770	813
Charge for 401(k) company common stock match	368	254
Stock-based compensation	2,442	2,240
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	(50)	10
Due from related party	14	—
Prepaid expenses and other assets	304	95
Accounts payable	343	(621)
Accrued expenses	(722)	(407)
Deferred rent and other long-term liabilities	(77)	(83)
Deferred revenue	931	213
Net cash used in operating activities	(15,299)	(16,831)

Cash flows from investing activities
Purchase of property and equipment	(488)	(353)
Change in restricted cash	—	(29)
Purchase of investments	(78,968)	(37,385)
Proceeds from the sale and maturity of investments	52,606	55,802
Net cash provided by (used in) investing activities	(26,850)	18,035

Cash flows from financing activities
Proceeds from options exercised	48	2,149
Proceeds from public stock offering, net of offering costs of $2,336	49,357	—
Net cash provided by financing activities	49,405	2,149

Effect of exchange rate changes on cash and cash equivalents	(4)	—

Net increase in cash and cash equivalents	7,252	3,353
Cash and cash equivalents at beginning of period	12,526	10,814
Cash and cash equivalents at end of period	$19,778	$14,167

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2011 and 2010.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220)” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for Metabolix will be the fiscal year that begins on January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for Metabolix will be the fiscal year that begins on January 1, 2012. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

On January 1, 2011, the Company adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence, or VSOE, and third-party evidence, or TPE, is not available. Deliverables under the arrangement will be separate units of accounting provided (a) a delivered item has value to the customer on a standalone basis; and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. The Company did not enter into or materially modify any multiple-element arrangements during the six months ended June 30, 2011.

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss, net unrealized gains or losses on marketable securities and foreign currency translation adjustments. Total comprehensive loss for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(9,982)	$(9,543)	$(19,622)	$(19,345)
Other comprehensive loss:
Change in unrealized gain on investments	(21)	—	(8)	(13)
Change in foreign currency translation adjustment	(4)	—	(4)	—
Total other comprehensive loss	(25)	—	(12)	(13)
Comprehensive loss	$(10,007)	$(9,543)	$(19,634)	$(19,358)

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

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2011 and 2010, respectively, are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Options	3,878,822	3,176,000	3,878,822	3,176,000
Warrants	4,086	4,086	4,086	4,086
Total	3,882,908	3,180,086	3,882,908	3,180,086

6. STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense, related to employee stock option awards, of $1,207 and $2,440 for the three and six months ended June 30, 2011, respectively.  Stock-based compensation expense, related to employee stock option awards, was $1,111 and $2,215 for the three and six months ended June 30, 2010, respectively. At June 30, 2011, there was approximately $9,002 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.57 years.

A summary of option activity for the six months ended June 30, 2011 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2010	3,246,079	$11.28
Granted	757,160	8.33
Exercised	(11,304)	4.28
Cancelled	(113,113)	11.97
Outstanding at June 30, 2011	3,878,822	10.70

Options exercisable at June 30, 2011	2,269,750

Weighted average grant date fair value of options granted during the six months ended June 30, 2011		$5.50

For the six months ended June 30, 2011 and 2010, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Six Months Ended
	June 30,
	2011	2010
Expected dividend yield	-	-
Risk-free rate	1.59% - 2.38%	1.98% - 2.59%
Expected option term (in years)	5.5 – 5.6	5.4 – 5.6
Volatility	77% - 78%	80%

7. SIGNIFICANT COLLABORATION

On November 3, 2004, the Company signed an agreement (“the Commercial Alliance Agreement”) with ADM Polymer Corporation (“ADM”), a subsidiary of Archer Daniels Midland Company, to establish an alliance whereby the Company would provide technology, licenses and research and development services, and ADM would provide manufacturing services and capital necessary to produce polyhydroxyalkanoate (“PHA”) polymers on a commercial scale.

On July 12, 2006, ADM exercised an option to enter into a commercial alliance for further research, development, manufacture, use and sale of PHA polymers on the terms and conditions set forth in the Commercial Alliance Agreement. The first product of this alliance is a family of bioplastics branded under the name MirelTM.

The Commercial Alliance Agreement specifies the terms and structure of the relationship between the Company and ADM. The primary function of this agreement is to establish the activities and obligations of the Company and ADM by which the parties will commercialize Mirel. These activities include: the establishment of a joint sales company, which has been named Telles, LLC, (“Telles”) to market and sell Mirel, the construction of a manufacturing facility capable of producing 110 million pounds of material annually (the “Commercial Manufacturing Facility”), the licensing of technology to Telles and to ADM, and the conducting of various research, development, manufacturing, sales and marketing, compounding and administrative services by the parties.

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

During the “Construction Phase” of the agreement all pre-commercial material production expenses incurred by ADM and the Company are shared equally. Accordingly, from the execution of this agreement in July 2006 through June 30, 2011, ADM has reimbursed the Company $9,857. All amounts received from ADM, prior to the “Commercial Phase,” relating to this agreement are recorded as deferred revenue. The Company will continue to defer recognition of these and future payments received from ADM during the Construction Phase of the agreement.

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

Revenue recognition for amounts deferred through June 30, 2011 is expected to commence when the Commercial Phase of the alliance begins. The deferred amounts will be recognized on a straight line basis over the estimated period, of approximately ten years, in which the Company’s obligations are fulfilled in accordance with the Commercial Alliance Agreement. A portion of the deferred revenue representing estimated amounts expected to be recognized within the next twelve months has been classified as short-term in the Company’s balance sheet at June 30, 2011. The Company also expects to receive payments from Telles for the compounding services it provides as well as royalty payments. The compounding payments and royalty payments are due to the Company as Telles sells product to its customers. These payments will be recognized as revenue during the period in which they are earned.

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

8. INCOME TAXES

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of June 30, 2011 or June 30, 2010.

The tax years 2007 through 2010 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, and December 31, 2010, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

At December 31, 2010 the Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of $145,448 and $90,203, respectively. Included in the federal and state net operating loss carryforwards is approximately $19,189 of deduction related to the exercise of stock options subsequent to the adoption of amended accounting guidance related to stock-based compensation. This amount represents an excess tax benefit as defined under the amended accounting guidance related to stock-based compensation and has not been recorded as a deferred tax asset. The Company’s existing federal and state net operating loss carryforwards began to expire in 2011. The Company also had available research and development credits for federal and state income tax purposes of approximately $3,995 and $2,735 respectively. The federal and state research and development credits will begin to expire in 2014 and 2016 respectively. As of December 31, 2010 the Company also had available investment tax credits for state income tax purposes of $117 which also begin to expire in 2011. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through June 30, 2011 to assess whether utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2011	December 31, 2010
Employee compensation and benefits	$1,839	$2,275
Professional services	260	236
Contracted research and development	139	334
Intellectual property	282	234
Other	910	1,006
Total accrued expenses	$3,430	$4,085

10. SEGMENT INFORMATION

The accounting guidance for segment reporting establishes standards for reporting information on operating segments in annual financial statements. The Company operates in one segment, which is the business of developing and commercializing technologies for the production of polymers and chemicals in plants and in microbes. The Company’s chief operating decision-maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. As of June 30, 2011 less than 10% of the Company’s combined total assets were located outside of the United States and the reported net loss outside of the United States was less than 10% of the combined net loss of the consolidated Company.  As of June 30, 2010, all losses were incurred, and all assets were held, in the United States of America.

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

The Company’s financial assets classified as Level 2 have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2011 or December 31, 2010.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	6/30/11
Cash equivalents:
Money Market funds	$15,559	$—	$—	$15,559
Government Securities	—	2,026	—	2,026
Short-term investments:
Treasuries	—	1,005	—	1,005
Government Securities	—	55,746	—	55,746
Long-term investments:
Government Securities	—	18,651	—	18,651
Total	$15,559	$77,428	$—	$92,987

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	12/31/10
Cash equivalents:
Money Market funds	$11,533	$—	$—	$11,533
Short-term investments:
Treasuries	—	1,008	—	1,008
Government Securities	—	48,040	—	48,040
Total	$11,533	$49,048	$—	$60,581

In the tables above as of June 30, 2011, government securities included $35,237 of Federal Deposit Insurance Corporation guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Program.

13. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc., a related party, and recorded $92 and $393 of license and royalty revenue during the three and six months ended June 30, 2011, respectively.  During the three and six months ended June 30, 2010 the Company recorded license and royalty revenue from Tepha, Inc. of $42 and $72, respectively. The Company had no outstanding receivable balance due from Tepha, Inc. as of June 30, 2011 or December 31, 2010. The Company had various transactions with its alliance partner ADM, a related party, during the three and six months ended June 30, 2011 and 2010. The Company had an outstanding receivable balance of $479 and $813 due from ADM at June 30, 2011 and December 31, 2010, respectively. The Company also had various transactions with Telles. The Company had an outstanding receivable balance of $1 and $15 due from Telles as of June 30, 2011 and December 31, 2010, respectively. For more information on the Company’s related party transactions, please see Note 8 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010.

14. COMMON STOCK

Common Stock Issuances

During May 2011, the Company completed a public offering of 7,130,000 shares of its common stock at a price of $7.25 per share. Net proceeds were $49,357 after deducting underwriting discounts, commissions and offering costs of $2,336. The Company intends to use the proceeds from the offering for working capital and other general corporate purposes.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position and management’s strategy, plans and objectives for research and development, product development, shipment and commercialization of current and future products, including the commercialization of Mirel™ bioplastic (“Mirel”) through our alliance with Archer Daniels Midland Company (“ADM”). Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our Telles, LLC (“Telles”) joint venture with ADM and our dependence on our collaboration with ADM for the success of Telles, risks related to the development and commercialization of new and uncertain technologies, risks associated with our protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Current Report on Form 8-K filed on May 18, 2011.

The forward-looking statements and risk factors presented in this document are made only as of the date hereof and we do not intend to update any of these risk factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Overview

Metabolix is an innovation-driven bioscience company which is focused on bringing environmentally friendly solutions to the plastics, chemicals and energy industries. We have core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science, and we have assembled these capabilities in a way that has allowed us to integrate biotechnology with chemical engineering and industrial production. From these capabilities, we are building a multi-product industrial biotechnology company around our long standing expertise and development of polyhydroxyalkanoate (“PHA”) chemistry. We believe that a PHA chemistry platform has the potential to produce both bioplastics, which are attractive end products, and a variety of building blocks used to produce renewable chemicals that can serve large and established markets.

Our first platform, which we are commercializing through Telles, a joint venture with Archer Daniels Midland Company, or ADM, is a proprietary, large-scale microbial fermentation system for producing a versatile family of PHA polymers, which we have branded under the name Mirel™. Through Telles, we are selling these bioplastics as biobased and biodegradable, but functionally equivalent, alternatives to petroleum-based plastics. Mirel offers superior biodegradability characteristics and can be used in a wide range of commercial applications, including products used in agriculture and horticulture, compost and organic waste diversion bags, marine and aquatic applications, consumer products, business equipment and durable goods, and general packaging materials. Mirel is now being produced in a commercial scale plant located in Clinton, Iowa (the “Commercial Manufacturing Facility”) designed for an annual capacity of 110 million pounds. ADM completed construction of the initial phase of the Commercial Manufacturing Facility in 2009 and the facility began manufacturing Mirel in early 2010. The Commercial Manufacturing Facility produces biobased and biodegradable Mirel plastic using corn sugar, an abundant agriculturally-produced renewable resource.

To exploit our first technology platform, we are working closely with ADM to bring the Commercial Manufacturing Facility to the full 110 million pound annual design capacity in advance of customer demand for Mirel. We believe the biodegradable bioplastics that this facility is now producing are superior to other bioplastics in several ways. They are highly versatile and range in properties from hard and stiff to soft and flexible. Mirel can withstand temperatures in excess of 100 °C, i.e., the boiling point of water, an important threshold. Some formulations of Mirel can withstand temperatures up to 130 °C. Mirel can be processed in many types of the existing conventional polymer conversion equipment currently used for petroleum-based plastic. While Mirel will biodegrade in marine and fresh water environments, it is resistant to reacting with cold or hot water over the intended life span of the product. Our current life cycle analysis (LCA) model for Mirel has identified the feasibility of reaching carbon neutrality using renewable energy sources in the manufacturing process. We are working with customers to determine the LCA for specific applications. These properties allow for a wide variety of commercial applications, offering a biobased alternative to petroleum-derived synthetic materials which are not biodegradable. In addition, the use of Mirel will reduce petroleum dependence. Through Telles, we are positioning Mirel as a premium priced specialty material catering to customers who want to match the functionality of petroleum-based plastic with the added dimension of environmental responsibility for their products and brands.

With ADM, we have conducted product and business development activities, including production of pre-commercial amounts of Mirel, working with potential customers, and initiating qualification trials of our material for selected customer applications. In addition, we have established commercial supply agreements with several Telles customers. We expect that our products will initially be sold to companies that are:

•            selling products in which biodegradability is a key functional requirement;

•            establishing themselves as leaders in responding to consumer demand for environmentally responsible products and services; and/or

•            addressing current or anticipated regulatory pressure to shift to more sustainable products.

We have a pipeline of current and prospective customers that reflect each of these traits. The plastics market is a large and global marketplace consisting of a broad range of polymer resins. As of 2008, the global plastics market was approximately 540 billion pounds annually or about $0.5 trillion in size.

For our second platform, Industrial Chemicals, we intend to apply our core capabilities in microbial and process engineering to develop biological routes to other chemicals and chemical intermediates. Our initial focus is on the four-carbon (“C4”) and three-carbon (“C3”) chemical families, which, together, offer an addressable worldwide market size of over $10 billion. During 2009 we completed all work under our U.S. Department of Commerce National Institute of Standards and Technology grant, a $2 million grant aimed at producing C4 chemicals from renewable sources. C4 chemicals are a large family of chemicals enabling a wide range of end-use applications, including engineering resins, urethanes, solvents, and personal care products. We were able to achieve all of the technical milestones outlined in this grant. In 2010, we scaled up our C4 chemicals technology, producing samples for prospective customers which we began shipping during the first quarter of 2011. We also achieved technical proof of concept for our C3 chemicals products. In 2011, we plan to build upon these technical successes, as well as feedback from our early customers, to further scale the technology and bring our products closer to commercialization. We also anticipate assessing market entry options and potential partnerships.

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

As demonstrated by our technology platforms, we take an integrated systems approach to our technology development. We are focused on developing entire production systems from gene to end product as opposed to developing specific technologies (for example, gene sequencing, shuffling or directed evolution) or singular aspects of a product’s production (for example, providing a key enzyme, catalyst or ingredient). We believe this systems approach optimizes manufacturing productivity and, when and if commercialized, will enable us to capture more economic value from any platform that we pursue.

We have generated revenues primarily from government grants, research and development payments, license fees, and royalty payments. We have funded our operations primarily through the sale of equity securities, government grants, and payments from our collaborative partners.

As of June 30, 2011, we had an accumulated deficit of $226,499 and total stockholders’ equity was $56,190.

Collaborative Arrangements

Our strategy for collaborative arrangements is to retain substantial participation in the future economic value of our technology. We may also receive current cash payments to offset research and development costs and working capital needs. By their nature, these agreements are complex and have multiple elements that cover a variety of present and future activities.

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

The Commercial Alliance Agreement called for Telles to pay the Company quarterly support payments of $1,575 each. The last of fourteen quarterly support payments was received as of June 30, 2009. All quarterly support payments received from ADM on behalf of Telles, totaling $22,050, have been recorded as deferred revenue on the Company’s balance sheet, and we will continue to defer recognition of these payments received from ADM during the “Construction Phase” of our agreement. We expect to begin recognizing this deferred revenue at the time of the achievement of a milestone referred to in the Commercial Alliance Agreement as the “First Commercial Sale.” The deferred revenue will be recognized on a straight line basis over a period of approximately ten years in which our contractual obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement. Achievement of the First Commercial Sale requires the sale by Telles to third parties of at least one million pounds of Mirel manufactured at the Commercial Manufacturing Facility. Qualifying sales must meet certain criteria, including a minimum order size, product acceptance by the customers in accordance with the terms of their contracts and receipt of payment, in order for such sales to contribute towards the First Commercial Sale milestone. A portion of the deferred revenue representing estimated amounts expected to be recognized within the next twelve months has been classified as short-term in the Company’s balance sheet at June 30, 2011. We also expect to receive payments from Telles for the compounding services we provide as well as royalty payments. The compounding payments and royalty payments are due to us as Telles sells product to its customers. These payments will be recognized as revenue during the period in which they are earned.

We received the following payments from these arrangements to offset operating cash needs:

•                  upfront payment of $3,000 from ADM in November 2004;

•                  milestone payments of $2,000 from ADM in May 2006;

•                  support payments of $22,050 from ADM, on behalf of Telles, through June 30, 2009;

•                  cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Technology Alliance and Option Agreement of $1,209; and

•                  cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Commercial Alliance Agreement of $9,857.

During the commercial alliance, ADM is responsible for the construction, financing and operation of the Commercial Manufacturing Facility which ADM Polymer owns, through a manufacturing agreement with Telles. We will provide or procure compounding services to convert the output from the Commercial Manufacturing Facility into forms that are suitable for various commercial applications.

Although Telles is a separate legal entity owned equally by us and ADM, ADM will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish compounding operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow provides that all profits, after payment of all royalties, reimbursements and fees, from the joint venture will be distributed to ADM until ADM’s disproportionate investment in the joint venture, including the costs of constructing the Commercial Manufacturing Facility, have been returned to ADM. Once ADM has recovered these amounts, the profits of the joint venture will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a Ledger Account has been established to record the respective investments made by the parties. As of June 30, 2011 the balance of the ADM Ledger Account was $420,783.  This balance is expected to increase as the remaining manufacturing equipment and systems are brought online at the Commercial Manufacturing Facility and until Telles achieves positive cash flow from its operations.

Government Grants

As of June 30, 2011, expected gross proceeds of $6,328 remain to be received under our U.S. and Canadian government grants, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our United States and Canadian government grants is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	June 30, 2011	June 30, 2011	Expiration

Blow Molded Bioproducts From Renewable Plastics	Department of Agriculture	$349	$148	$201	August 2011

Advanced Technologies for Engineering of Camilina	Canadian Ministry of Agriculture	210	83	127	February 2013
Total		$559	$231	$328

In May of 2011 we were awarded a $6,000 grant from the United States Department of Energy. As of June 30, 2011 we had not finalized the contractual agreement and the grant had not yet commenced.

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2011 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and six months ended June 30, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenue

	Three Months Ended
	June 30,
	2011	2010	Change
License fee and royalty revenue from related parties	$92	$42	$50
Grant revenue	99	5	94
Research and development revenue	—	62	(62)
Total revenue	$191	$109	$82

Total revenue was $191 and $109 for the three months ended June 30, 2011 and 2010, respectively. During the three months ended June 30, 2011 we recognized $92 of license fee and royalty revenue from related parties compared to $42 for the respective period in 2010. Grant revenue for the three months ended June 30, 2011 was primarily generated from the Blow Molded Bioproducts from Renewable Plastics grant. There was no research and development revenue during the three months ended June 30, 2011. During the three months ended June 30, 2010 research and development revenue was derived primarily from the delivery of product samples to potential customers. Presently, revenue from Mirel product samples is recognized by Telles.

We expect revenue to increase when the First Commercial Sale milestone is reached and we begin recognition of payments received from ADM, a related party, that have been recorded as deferred revenue. We also expect to receive increased payments from Telles for the compounding services we provide as well as royalty payments related to the sale of Mirel. The compounding payments and royalty payments are due to us after Telles has sold the product to the end customer and we expect to recognize these payments in the period they have been earned. In addition, we expect grant revenue to increase due to a grant awarded to Metabolix Oilseeds, Inc., our wholly-owned Canadian subsidiary, during the first quarter of 2011 for the advancement of technologies for engineering of camelina by the Saskatchewan Ministry of Agriculture and due to a recently awarded grant from the U.S. Department of Energy for the development of renewable biofuels.

Expenses

	Three Months Ended
	June 30,
	2011	2010	Change
Research and development expenses, including cost of revenue	$6,000	$5,838	$162
Selling, general, and administrative expenses	4,196	3,848	348
Total operating expenses	$10,196	$9,686	$510

Research and development expenses, including cost of revenue

Research and development expenses, including cost of revenue, were $6,000 and $5,838 for the three months ended June 30, 2011 and 2010, respectively. The increase of $162 was primarily due to an increase in employee compensation and related benefit expenses and research and development supplies and services, partially offset by a decrease in material production costs.  Employee compensation and related benefit expenses were $3,407 and $3,262 for the three months ended June 30, 2011 and 2010, respectively. The increase of $145 was primarily attributable to annual compensation merit increases and our hiring of employees, including employees for our Canadian subsidiary. Expenses related to research supplies and services increased $73 primarily due to the expansion of our Industrial Chemicals research program. Material production costs decreased $133 primarily due to reduced activity at our pre-commercial manufacturing facility as a result of commencing operations at the Commercial Manufacturing Facility.

We expect to incur increased research and development expenses through the remainder of the Construction Phase of the ADM agreement as we continue to undertake technology improvements and product development activities as we develop, test, and refine product to meet the specification requirements of Telles customers. We also expect to incur increased research and development expenses as we expand our efforts across our Industrial Chemicals platform. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to development of Mirel are expected to decrease significantly as these expenses will be transferred to Telles. We estimate that research and development expenses that will transfer to Telles will be approximately $3,300 to $3,900 per quarter once we commence the Commercial Phase. Until then, we will continue to bear these expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $4,196 and $3,848 for the three months ended June 30, 2011 and 2010, respectively. The increase of $348 was primarily attributable to an increase in employee compensation and related benefit expenses and increased legal fees, partially offset by a decrease in consulting fees and related expenses. Employee compensation and related benefit expenses were $2,443 and $2,082 for the three months ended June 30, 2011 and 2010, respectively. The increase of $361 is primarily attributable to additional headcount to support business development. Legal fees and expenses, including general and patent related expenses, increased $164 for the three months ended June 30, 2011. Consulting fees decreased $242 primarily as a result of nonrepetitive work performed in 2010 related to market analysis for our Industrial Chemicals platform and support for upgrades and improvements made to some of our financial software applications.

We expect to incur increased selling, general, and administrative expenses through the remainder of the Construction Phase of the ADM agreement as we increase our market development activities for Mirel. Upon the commencement of the Commercial Phase of the ADM agreement, selling, general, and administrative expenses are expected to decrease significantly as these Mirel related costs will be transferred to Telles. We estimate that selling, general, and administrative expenses that will transfer to Telles will be approximately $700 to $1,100 per quarter once we commence the Commercial Phase. Until then, we will continue to bear these expenses.

Other Income (Net)

	Three Months Ended
	June 30,
	2011	2010	Change
Total other income (net)	$23	$34	$(11)

Other income (net) was $23 and $34 for the three months ended June 30, 2011 and 2010, respectively. Other income (net) during both periods consisted of investment income.

Comparison of the Six Months Ended June 30, 2011 and 2010

Revenue

	Six Months Ended
	June 30,
	2011	2010	Change
License fee and royalty revenue from related parties	$393	$72	$321
Grant revenue	124	5	119
Research and development revenue	—	212	(212)
Total revenue	$517	$289	$228

Total revenue was $517 and $289 for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 we recognized $393 of license fee and royalty revenue from related parties compared to $72 for the respective period in 2010. License fee and royalty revenue from related parties increased primarily as a result of a royalty earned under a licensing agreement with Tepha, Inc. (“Tepha”), a related party. Grant revenue for the six months ended June 30, 2011 was primarily generated from the Blow Molded Bioproducts from Renewable Plastics grant. There was no research and development revenue during the six months ended June 30, 2011. During the six months ended

June 30, 2010 research and development revenue was derived primarily from the delivery of product samples to potential customers. Presently, revenue from Mirel product samples is recognized by Telles.

We expect revenue to increase when the First Commercial Sale milestone is reached and we begin recognition of payments received from ADM, a related party, that have been recorded as deferred revenue. We also expect to receive increased payments from Telles for the compounding services we provide as well as royalty payments related to the sale of Mirel. The compounding payments and royalty payments are due to us after Telles has sold the product to the end customer and we expect to recognize these payments in the period they have been earned. In addition, we expect grant revenue to increase due to a grant awarded to Metabolix Oilseeds, Inc., our wholly-owned Canadian subsidiary, during the first quarter of 2011 for the advancement of technologies for engineering of camelina by the Saskatchewan Ministry of Agriculture and due to a recently awarded grant from the U.S. Department of Energy for the development of renewable biofuels.

Expenses

	Six Months Ended
	June 30,
	2011	2010	Change
Research and development expenses, including cost of revenue	$12,199	$12,006	$193
Selling, general, and administrative expenses	7,983	7,717	266
Total operating expenses	$20,182	$19,723	$459

Research and development expenses, including cost of revenue

Research and development expenses, including cost of revenue, were $12,199 and $12,006 for the six months ended June 30, 2011 and 2010, respectively. The increase of $193 was primarily due to an increase in employee compensation and related benefit expenses, research and development supplies and services and contracted research, partially offset by a decrease in material production costs. Employee compensation and related benefit expenses were $7,103 and $6,542 for the six months ended June 30, 2011 and 2010, respectively. The increase of $561 was primarily attributable to annual compensation merit increases and hiring of new personnel to support our manufacturing process and research programs, including employees for our Canadian subsidiary. Expenses related to research supplies and services increased to $156 primarily as a result of the expansion of our Industrial Chemicals research programs. Expenses for contracted research increased $147. The increase was primarily attributable to outside testing services related to the development of Mirel and industrial chemicals. Material production costs decreased to $901 from $1,595 for the six months ended June 30, 2011 and 2010, respectively. The reduction of $694 was primarily due to reduced activity at our pre-commercial manufacturing facility as a result of commencing operations at the Commercial Manufacturing Facility.

We expect to incur increased research and development expenses through the remainder of the Construction Phase of the ADM agreement as we continue to undertake technology improvements and product development activities as we develop, test, and refine product to meet the specification requirements of Telles customers. We also expect to see increasing research and development expenses as we expand our efforts across our Industrial Chemicals platform. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to development of Mirel are expected to decrease significantly as these expenses will be transferred to Telles. We estimate that research and development expenses that will transfer to Telles will be approximately $3,300 to $3,900 per quarter once we commence the Commercial Phase. Until then, we will continue to bear these expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $7,983 and $7,717 for the six months ended June 30, 2011 and 2010, respectively. The increase of $266 was primarily attributable to an increase in employee compensation and related benefit expenses and increased legal fees, partially offset by a decrease in consulting fees and related expenses. Employee compensation and related benefit expenses were $4,799 and $4,590 for the six months ended June 30, 2011 and 2010, respectively. The increase of $209 is primarily attributable to an increase in stock-based compensation expense that resulted from annual employee stock option grants as well as stock options granted to our Board of Directors and newly hired employees. Legal fees and expenses, including general and patent related expenses, increased $161 for the six months ended June 30, 2011. Consulting fees decreased $259 primarily as a result of nonrepetitive work performed in 2010 related to market analysis for our Industrial Chemicals platform and support for upgrades and improvements made to some of our financial software applications.

We expect to incur increased selling, general, and administrative expenses through the remainder of the Construction Phase of the ADM agreement as we increase our market development activities for Mirel. Upon the commencement of the Commercial Phase of the ADM agreement, selling, general, and administrative expenses are expected to decrease significantly as these Mirel related costs will be transferred to Telles. We estimate that selling, general, and administrative expenses that will transfer to Telles will be approximately $700 to $1,100 per quarter once we commence the Commercial Phase. Until then, we will continue to bear these expenses.

Other Income (Net)

	Six Months Ended
	June 30,
	2011	2010	Change
Total other income (net)	$43	$89	$(46)

Other income (net) was $43 and $89 for the six months ended June 30, 2011 and 2010, respectively. Other income (net) during both periods consisted of investment income.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

The primary sources of our liquidity have been:

•      equity financing;

•      our strategic alliance with ADM;

•      government grants; and

•      interest earned on cash and investments.

We have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of June 30, 2011, we had an accumulated deficit of $226,499. Our total unrestricted cash, cash equivalents and investments as of June 30, 2011 were $95,180 as compared to $61,574 at December 31, 2010. As of June 30, 2011, we had no outstanding debt.

Our cash and cash equivalents at June 30, 2011 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of June 30, 2011 we had restricted cash of $622. Restricted cash consists of $522 held in connection with the lease agreements for our Cambridge, Massachusetts facilities and $100 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of June 30, 2011, we were in compliance with this policy.

We believe that our cash, cash equivalents, investments and interest we earn on these balances will be sufficient to meet our anticipated cash requirements, including cash requirements with respect to the commercial launch of Mirel, for at least the next 24 months. If our available cash, cash equivalents, and investments are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may need to sell additional equity or debt securities or obtain a credit facility. In addition, we may seek to raise additional capital when we believe market conditions are favorable or when we otherwise believe it is prudent. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our current forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Net cash of $15,299 was used in operating activities during the first six months of 2011 compared to $16,831 used in the respective period in 2010. The cash used during the six months ended June 30, 2011 primarily reflects the net loss for the period partially offset by non-cash expenses, including stock-based compensation expense of $2,442, depreciation expense of $770 and the Company’s 401(k) stock matching contribution of $368.

After the Commercial Phase of the ADM alliance begins, Telles will reimburse us for the costs of services provided pursuant to the Commercial Alliance Agreement, including research and development, product development and sales and marketing. Until then, we will continue to bear these costs.

Net cash of $26,850 was used in investing activities during the first six months of 2011 compared to net cash of $18,035 provided by investing activities for the respective period in 2010. Net cash used in investing activities for the six months ended June 30, 2011 included $78,968 used to purchase investments and $488 used to purchase capital equipment, partially offset by $52,606 provided by the sale and maturity of  investments.

Net cash of $49,405 was provided by financing activities for the six months ended June 30, 2011, primarily from the net proceeds of $49,357 provided from our common stock offering that was completed in May 2011.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2011 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$100	$25	$50	$25	$—
Operating lease obligations	3,255	1,433	1,822	—	—
Total	$3,355	$1,458	$1,872	$25	$—

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

We engaged in various transactions with Tepha, a related party, and recorded $92 and $393 of license and royalty revenue during the three and six months ended June 30, 2011, respectively.  During the three and six months ended June 30, 2010 we recorded license and royalty revenue from Tepha of $42 and $72, respectively. We had no outstanding receivable balance due from Tepha as of June 30, 2011or December 31, 2010. We had various transactions with our alliance partner ADM, a related party, during the three and six months ended June 30, 2011 and 2010. We had an outstanding receivable balance of $479 and $813 due from ADM at June 30, 2011 and December 31, 2010, respectively. We also had various transactions with Telles. We also had an outstanding receivable balance of $1 and $15 due from Telles as of June 30, 2011 and December 31, 2010, respectively. For more information on our related party transactions, please see Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220)” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for Metabolix will be the fiscal year that begins on January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for Metabolix will be the fiscal year that begins on January 1, 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.

In January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence, or VSOE, and third-party evidence, or TPE, is not available. Deliverables under the arrangement will be separate units of accounting provided (a) a delivered item has value to the customer on a standalone basis; and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the company. We did not enter into or materially modify any multiple-element arrangements during the six months ended June 30, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes in information regarding our risk factors as described in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Current Report on Form 8-K filed on May 18, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On May 3, 2011 the Company issued 15,144 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2011, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1 (1)		Underwriting Agreement between the Company and J.P. Morgan Securities, LLC, as representative of the several Underwriters, dated as of May 19, 2011.

31.1		Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (furnished herewith).

31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (furnished herewith).

32.1		Section 1350 Certification (furnished herewith).

101.1	-

The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), Three and Six Months Ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements.*

(1)           Incorporated by reference herein to the Company’s Report on Form 8-K filed May 19, 2011 (File No. 001-33133)

*              XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

July 29, 2011	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

July 29, 2011	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)