Form 10-Q
period 2011-09-30
METABOLIX, INC.
filed 2011-11-02
CIK 1121702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2011 was 34,113,882.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended September 30, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$17,392	$12,526
Short-term investments	55,301	49,048
Accounts receivable	54	—
Due from related parties	321	828
Unbilled receivables	402	8
Prepaid expenses and other current assets	461	846
Total current assets	73,931	63,256
Restricted cash	622	622
Property and equipment, net	2,260	2,776
Long-term investments	14,521	—
Other assets	73	117
Total assets	$91,407	$66,771

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$528	$239
Accrued expenses	3,613	4,085
Current portion of deferred rent	165	165
Short-term deferred revenue	2,651	1,906
Total current liabilities	6,957	6,395
Deferred rent	262	386
Long-term deferred revenue	36,202	36,207
Other long-term liabilities	116	107
Total liabilities	43,537	43,095

Commitments and contingencies (Note 11)

Stockholders’ Equity:

Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at September 30, 2011 and December 31, 2010, 34,088,286 and 26,895,389 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	341	269
Additional paid-in capital	283,620	230,299
Accumulated other comprehensive loss	(32)	(15)
Accumulated deficit	(236,059)	(206,877)
Total stockholders’ equity	47,870	23,676
Total liabilities and stockholders’ equity	$91,407	$66,771

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Grant revenue	$443	$21	$567	$26
License fee and royalty revenue from related parties	26	25	419	97
Research and development revenue	—	—	—	212
Total revenue	469	46	986	335

Operating expense:
Research and development expenses, including cost of revenue	6,153	5,906	18,352	17,912
Selling, general, and administrative expenses	3,895	4,161	11,878	11,878
Total operating expenses	10,048	10,067	30,230	29,790
Loss from operations	(9,579)	(10,021)	(29,244)	(29,455)

Other income (expense):
Interest income, net	19	30	62	119
Net loss	$(9,560)	$(9,991)	$(29,182)	$(29,336)

Net loss per share:
Basic and Diluted	$(0.28)	$(0.37)	$(0.96)	$(1.10)

Number of shares used in per share calculations:
Basic and Diluted	34,080,177	26,880,595	30,295,881	26,733,969

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(29,182)	$(29,336)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,134	1,203
Charge for 401(k) company common stock match	489	377
Stock-based compensation	3,574	3,474
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	(448)	5
Due from related party	(88)	(25)
Prepaid expenses and other assets	429	301
Accounts payable	289	(620)
Accrued expenses	(541)	456
Deferred rent and other long-term liabilities	(115)	(125)
Deferred revenue	1,335	366
Net cash used in operating activities	(23,124)	(23,924)

Cash flows from investing activities
Purchase of property and equipment	(627)	(646)
Change in restricted cash	—	(29)
Purchase of investments	(93,888)	(73,118)
Proceeds from the sale and maturity of short-term investments	73,112	99,022
Net cash (used in) provided by investing activities	(21,403)	25,229

Cash flows from financing activities
Proceeds from options exercised	71	2,316
Proceeds from public stock offering, net of offering costs of $2,360	49,333	—
Net cash provided by financing activities	49,404	2,316

Effect of exchange rate changes on cash and cash equivalents	(11)	(3)

Net increase in cash and cash equivalents	4,866	3,618
Cash and cash equivalents at beginning of period	12,526	10,814
Cash and cash equivalents at end of period	$17,392	$14,432

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2011 and 2010.

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

The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less and as short-term or long-term investments if the original maturity, from the date of purchase is in excess of 90 days.

The Company considers investments with a maturity date of one year or less at the balance sheet date to be short-term investments. All other investments are classified as long-term.

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

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220)” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, and (2) requires the consecutive presentation of the statement of net income and other comprehensive income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for Metabolix will be the fiscal year that begins on January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for Metabolix will be the fiscal year that begins on January 1, 2012. The

Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

On January 1, 2011, the Company adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence, or VSOE, and third-party evidence, or TPE, is not available. Deliverables under the arrangement will be separate units of accounting provided (a) a delivered item has value to the customer on a standalone basis; and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. The Company did not enter into or materially modify any multiple-element arrangements during the nine months ended September 30, 2011.

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss, net unrealized gains or losses on marketable securities and foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(9,560)	$(9,991)	$(29,182)	$(29,336)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	7	(14)	(1)	(27)
Change in foreign currency translation adjustment	(12)	(3)	(16)	(3)
Total other comprehensive loss	(5)	(17)	(17)	(30)
Comprehensive loss	$(9,565)	$(10,008)	$(29,199)	$(29,366)

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

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine months ended September 30, 2011 and 2010, respectively, are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Options	3,830,152	3,213,588	3,830,152	3,213,588
Warrants	4,086	4,086	4,086	4,086
Total	3,834,238	3,217,674	3,834,238	3,217,674

6. STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense, related to employee stock option awards, of $1,126 and $3,566 for the three and nine months ended September 30, 2011, respectively.  Stock-based compensation expense, related to employee stock option awards, was $1,230 and $3,445 for the three and nine months ended September 30, 2010, respectively. At September 30, 2011, there was approximately $7,907 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.43 years.

A summary of option activity for the nine months ended September 30, 2011 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2010	3,246,079	$11.28
Granted	809,160	8.14
Exercised	(19,935)	3.55
Cancelled	(205,152)	12.87
Outstanding at September 30, 2011	3,830,152	10.57

Options exercisable at September 30, 2011	2,350,436	11.24

Weighted average grant date fair value of options granted during the nine months ended September 30, 2011		$5.44

For the nine months ended September 30, 2011 and 2010, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Nine Months Ended
	September 30,
	2011	2010
Expected dividend yield	—	—
Risk-free rate	0.95% - 2.38%	1.41% - 2.59%
Expected option term (in years)	5.5 – 5.6	5.4 – 5.6
Volatility	77% - 80%	80%

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

The Commercial Alliance Agreement specifies the terms and structure of the relationship between the Company and ADM. The primary function of this agreement is to establish the activities and obligations of the Company and ADM by which the parties will commercialize Mirel. These activities include: the establishment of a joint sales company, which has been named Telles, LLC (“Telles”), to market and sell Mirel, the construction of a manufacturing facility capable of producing 110 million pounds of material annually (the “Commercial Manufacturing Facility”), the licensing of technology to Telles and to ADM, and the conducting of various research, development, manufacturing, sales and marketing, compounding and administrative services by the parties.

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

During the “Construction Phase” of the agreement all pre-commercial material production expenses incurred by ADM and the Company are shared equally. Accordingly, from the execution of this agreement in July 2006 through September 30, 2011, ADM has reimbursed the Company $10,311. All amounts received from ADM, prior to the “Commercial Phase,” relating to this agreement are recorded as deferred revenue. The Company will continue to defer recognition of these and future payments received from ADM during the Construction Phase of the agreement.

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

Revenue recognition for amounts deferred through September 30, 2011 is expected to commence when the Commercial Phase of the alliance begins. The deferred amounts will be recognized on a straight line basis over the estimated period, of approximately ten years, in which the Company’s obligations are fulfilled in accordance with the Commercial Alliance Agreement. A portion of the deferred revenue representing estimated amounts expected to be recognized within the next twelve months has been classified as short-term in the Company’s balance sheet at September 30, 2011. The Company also expects to receive payments from Telles for the compounding services it provides as well as royalty payments. The compounding payments and royalty payments are due to the Company as Telles sells product to its customers. These payments will be recognized as revenue during the period in which they are earned.

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

8. INCOME TAXES

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of September 30, 2011 or September 30, 2010.

The tax years 2008 through 2010 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011, and December 31, 2010, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

At December 31, 2010 the Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of $145,448 and $90,203, respectively. Included in the federal and state NOL carryforwards is approximately $19,189 of deduction related to the exercise of stock options subsequent to the adoption of amended accounting guidance related to stock-based compensation. This amount represents an excess tax benefit as defined under the amended accounting guidance related to stock-based compensation and has not been recorded as a deferred tax asset.  Federal and state NOL’s of approximately $1,400 and $390, respectively, will expire during 2011.  The Company also had available research and development credits for federal and state income tax purposes of approximately $3,995 and $2,735 respectively. The federal and state research and development credits will begin to expire in 2014 and 2016 respectively. As of December 31, 2010 the Company also had available investment tax credits for state income tax purposes of $117 which also began to expire in 2011. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through September 30, 2011 to assess whether utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986. To the extent an ownership change occurs in the future, the NOL and credit carryforwards may be subject to limitation.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30, 2011	December 31, 2010
Employee compensation and benefits	$2,015	$2,275
Professional services	242	236
Contracted research and development	180	334
Intellectual property	221	234
Other	955	1,006
Total accrued expenses	$3,613	$4,085

10. SEGMENT INFORMATION

The accounting guidance for segment reporting establishes standards for reporting information on operating segments in annual financial statements. The Company operates in one segment, which is the business of developing and commercializing technologies for the production of polymers and chemicals in plants and in microbes. The Company’s chief operating decision-maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. As of September 30, 2011 and 2010, respectively, less than 10% of the Company’s combined total assets were located outside of the United States and the reported net loss outside of the United States was less than 10% of the combined net loss of the consolidated Company.

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

The Company’s financial assets classified as Level 2 have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2011 or December 31, 2010.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. During the nine months ended September 30, 2011 there have been no transfers between Level 1 and Level 2.

	Fair value measurements at reporting date using
	Quoted prices in active markets for	Significant other	Significant unobservable
	identical assets	observable inputs	inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	9/30/11
Cash equivalents:
Money Market funds	$8,759	$—	$—	$8,759
Government Securities	—	1,778	—	1,778
Short-term investments:
Treasuries	—	1,005	—	1,005
Government Securities	—	54,296	—	54,296
Long-term investments:
Government Securities	—	14,521	—	14,521
Total	$8,759	$71,600	$—	$80,359

	Fair value measurements at reporting date using
	Quoted prices in active markets for	Significant other	Significant unobservable
	identical assets	observable inputs	inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	12/31/10
Cash equivalents:
Money Market funds	$11,533	$—	$—	$11,533
Short-term investments:
Treasuries	—	1,008	—	1,008
Government Securities	—	48,040	—	48,040
Total	$11,533	$49,048	$—	$60,581

In the tables above as of September 30, 2011, government securities included $36,921 of Federal Deposit Insurance Corporation guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Program.

The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less and as short-term or long-term investments if the original maturity, from the date of purchase is in excess of 90 days.

The Company considers investments with a maturity date of one year or less at the balance sheet date to be short-term investments. All other investments are classified as long-term.

13. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc., a related party, and recorded $26 and $419 of license and royalty revenue during the three and nine months ended September 30, 2011, respectively.  During the three and nine months ended September 30, 2010 the Company recorded license and royalty revenue from Tepha, Inc. of $25 and $97, respectively. The Company had an outstanding receivable balance of $45 due from Tepha, Inc. as of September 30, 2011 and no outstanding receivable balance due from Tepha, Inc. as of December 31, 2010. The Company had various transactions with its alliance partner ADM, a related party, during the three and nine months ended September 30, 2011 and 2010. The Company had outstanding receivable balances of $218 and $813 due from ADM at September 30, 2011 and December 31, 2010, respectively. The Company also had various transactions with Telles. The Company had outstanding receivable balances of $58 and $15 due from Telles as of September 30, 2011 and December 31, 2010, respectively. For more information on the Company’s related party transactions, please see Note 8 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010.

14. COMMON STOCK

Common Stock Issuances

During May 2011, the Company completed a public offering of 7,130,000 shares of its common stock at a price of $7.25 per share. Net proceeds were $49,333 after deducting underwriting discounts, commissions and offering costs of $2,360. The Company intends to use the proceeds from the offering for working capital and other general corporate purposes.

15. U.S. DEPARTMENT OF ENERGY GRANT

Effective September 1, 2011, the Company entered into a multi-year $6.0 million grant agreement entitled, Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts, with the U.S. Department of Energy for the development of switchgrass. The Company will use the funds to perform research to enhance the yield of bio-based products, biopower, or fuels made from switchgrass to produce denser biomass and other products that can be further processed to make fuels such as butanol, chemicals such as propylene, and other materials to improve the economic competitiveness of future biorefineries. Continued receipt of grant proceeds is contingent upon the availability of government appropriated funds and the Company’s ability to make substantial progress towards meeting the objectives of the award. The Company will recognize revenue from the grant over the term of the agreement as it incurs related research and development costs and provided it meets its prorated cost-sharing obligation of approximately $3.9 million, The Company may elect to retain rights to inventions it conceives or reduces to practice in the performance of work under the award, subject to certain rights of the U.S. Government.

During the three months ended September 30, 2011 the Company recognized $260 in revenue related to this grant.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(All dollar amounts are stated in thousands)

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in the Form 10-Q, including but not limited to, statements regarding our future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future research, development or operations, are forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipate,” “intends,” “target,” “projects,” “contemplates,” “believe,” “estimates,” “predicts,” “potential,” and “continue,” or similar words.

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to statements concerning: future financial performance and position and management’s strategy, plans and objectives for research and development, product development, shipment and commercialization of current and future products, including the commercialization of Mirel™ bioplastic (“Mirel”) through our alliance with Archer Daniels Midland Company (“ADM”). Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our Telles, LLC (“Telles”) joint venture with ADM and our dependence on our collaboration with ADM for the success of Telles, risks related to the development and commercialization of new and uncertain technologies, risks associated with our protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Current Report on Form 8-K filed on May 18, 2011.

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

With ADM, we have conducted product and business development activities, including production of pre-commercial amounts of Mirel, working with potential customers, and initiating qualification trials of our material for selected customer applications. In addition, we have established commercial supply agreements with several Telles customers as well as established international distributor relationships for Northern Europe, Eastern Europe, Italy and North America. We expect that our products will initially be sold to companies that are:

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

For our second platform, Industrial Chemicals, we intend to apply our core capabilities in microbial and process engineering to develop biological routes to other chemicals and chemical intermediates. Our initial focus is on the four-carbon (“C4”) and three-carbon (“C3”) chemical families, which, together, offer an addressable worldwide market size of over $10 billion. During 2009 we completed all work under our U.S. Department of Commerce National Institute of Standards and Technology grant, a $2 million grant aimed at producing C4 chemicals from renewable sources. C4 chemicals are a large family of chemicals enabling a wide range of end-use applications, including engineering resins, urethanes, solvents, and personal care products. We were able to achieve all of the technical milestones outlined in this grant. In 2010, we scaled up our C4 chemicals technology, producing samples for prospective customers which we began shipping during the first quarter of 2011. We also achieved technical proof of concept for our C3 chemicals products. In 2011, we are building upon these technical successes, as well as assessing market feedback from our early customers, to further scale the technology and bring our products closer to commercialization. We are also assessing market entry options and potential partnerships. During the third quarter of 2011 we entered into a joint development agreement with CJ CheilJedang to advance production technology and address investment options for the commercialization of renewable C4 chemicals via fermentation.

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

•                  Switchgrass—We are engineering switchgrass to produce bioplastics in the leaf and stem of the plant. Switchgrass is a commercially and ecologically attractive, non-food energy crop that is indigenous to North America and is generally considered to be a leading candidate for cellulose-derived production of ethanol and other biofuels. During 2011 we were awarded a $6 million grant by the U.S. Department of Energy to continue research of engineered switchgrass in an effort to provide a sustainable alternative to petroleum feedstocks.

•                  Sugarcane—We are collaborating with the Australian Research Council to further pursue our research to maximize bioplastic production in the leaf tissue of sugarcane. Sugarcane is an established energy crop that is well suited for tropical regions of the world.

We believe that using these crops to co-produce bioplastics or chemicals with bioenergy products can offer superior economic value and productivity as compared to single product systems that produce them individually. We are continuing to advance the research and assess alternative commercialization models for our crop programs. We may also seek to establish alliances with partners to commercially exploit this platform.

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

As of September 30, 2011, we had an accumulated deficit of $236,059 and total stockholders’ equity was $47,870.

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

The Commercial Alliance Agreement called for Telles to pay the Company quarterly support payments of $1,575 each. The last of fourteen quarterly support payments was received as of June 30, 2009. All quarterly support payments received from ADM on behalf of Telles, totaling $22,050, have been recorded as deferred revenue on the Company’s balance sheet, and we will continue to defer recognition of these payments received from ADM during the “Construction Phase” of our agreement. We expect to begin recognizing this deferred revenue at the time of the achievement of a milestone referred to in the Commercial Alliance Agreement as the “First Commercial Sale.” The deferred revenue will be recognized on a straight line basis over a period of approximately ten years in which our contractual obligations are fulfilled in accordance with the terms of the Commercial Alliance Agreement. Achievement of the First Commercial Sale requires the sale by Telles to third parties of at least one million pounds of Mirel manufactured at the Commercial Manufacturing Facility. Qualifying sales must meet certain criteria, including a minimum order size, product acceptance by the customers in accordance with the terms of their contracts and receipt of payment, in order for such sales to contribute towards the First Commercial Sale milestone. A portion of the deferred revenue representing estimated amounts expected to be recognized within the next twelve months has been classified as short-term in the Company’s balance sheet at September 30, 2011. We also expect to receive payments from Telles for the compounding services we provide as well as royalty payments. The compounding payments and royalty payments are due to us as Telles sells product to its customers. These payments will be recognized as revenue during the period in which they are earned.

We received the following payments from these arrangements to offset operating cash needs:

•                  upfront payment of $3,000 from ADM in November 2004;

•                  milestone payments of $2,000 from ADM in May 2006;

•                  support payments of $22,050 from ADM, on behalf of Telles, through June 30, 2009;

•                  cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Technology Alliance and Option Agreement of $1,209; and

•                  cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations made in accordance with the Commercial Alliance Agreement of $10,311.

During the commercial alliance, ADM is responsible for the construction, financing and operation of the Commercial Manufacturing Facility which ADM Polymer owns, through a manufacturing agreement with Telles. We will provide or procure compounding services to convert the output from the Commercial Manufacturing Facility into forms that are suitable for various commercial applications.

Although Telles is a separate legal entity owned equally by us and ADM, ADM will disproportionately fund the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us will exceed the investments made by us to establish compounding operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow provides that all profits, after payment of all royalties, reimbursements and fees, from the joint venture will be distributed to ADM until ADM’s disproportionate investment in the joint venture, including the costs of constructing the Commercial Manufacturing Facility, have been returned to ADM. Once ADM has recovered these amounts, the profits of the joint venture will be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM has made, a Ledger Account has been established to record the respective investments made by the parties. As of September 30, 2011 the balance of the ADM Ledger Account was $425,488.  This balance is expected to increase as the remaining manufacturing equipment and systems are brought online at the Commercial Manufacturing Facility and until Telles achieves positive cash flow from its operations.

Government Grants

As of September 30, 2011, expected gross proceeds of $6,309 remain to be received under our U.S. and Canadian government grants, which include amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our United States and Canadian government grants is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	September 30, 2011	September 30, 2011	Expiration

Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts	Department of Energy	$6,000	$—	$6,000	June 2014

Blow Molded Bioproducts From Renewable Plastics	Department of Agriculture	349	167	182	August 2012

Advanced Technologies For Engineering Of Camilina	Canadian Ministry of Agriculture	210	83	127	February 2013
Total		$6,559	$250	$6,309

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2011 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and nine months ended September 30, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenue

	Three Months Ended
	September 30,
	2011	2010	Change
Grant revenue	$443	$21	$422
License fee and royalty revenue from related parties	26	25	1
Total revenue	$469	$46	$423

Total revenue was $469 and $46 for the three months ended September 30, 2011 and 2010, respectively. During the three months ended September 30, 2011 we recognized $443 of grant revenue compared to $21 for the respective period in 2010. The increase in grant revenue for the three months ended September 30, 2011 was primarily generated from our new Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts (“REFABB”) grant and our existing Blow Molded Bioproducts from Renewable Plastics grant.

We expect revenue to increase when the First Commercial Sale milestone is reached and we begin recognition of payments received from ADM, a related party, that have been recorded as deferred revenue. We also expect to receive increased payments from Telles for the compounding services we provide as well as for royalty payments related to the sale of Mirel. The compounding payments and royalty payments are due to us after Telles has sold the product to the end customer and we expect to recognize these payments in the period they have been earned.  In addition, we expect grant revenue to increase due to our recently awarded grant from the U.S. Department of Energy for the development of renewable biofuels.

Expenses

	Three Months Ended
	September 30,
	2011	2010	Change
Research and development expenses, including cost of revenue	$6,153	$5,906	$247
Selling, general, and administrative expenses	3,895	4,161	(266)
Total operating expense	$10,048	$10,067	$(19)

Research and development expenses, including cost of revenue

Research and development expenses, including cost of revenue, were $6,153 and $5,906 for the three months ended September 30, 2011 and 2010, respectively. The increase of $247 was primarily due to an increase in contracted research. Expenses related to contracted research were $670 and $446 for the three months ended September 30, 2011 and 2010, respectively. The increase of $224 was primarily due to an increase in product development work related to Mirel as we continue to undertake technology improvements and product development activities as we develop, test, and refine product to meet the specification requirements of Telles customers.

We expect to incur increased research and development expenses through the remainder of the Construction Phase of the ADM agreement related to product development. We also expect to incur increased research and development expenses as we expand our efforts across our Industrial Chemicals platform. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to development of Mirel are expected to decrease significantly as these expenses will be transferred to Telles. We estimate that research and development expenses that will transfer to Telles will be approximately $3,300 to $3,900 per quarter once we commence the Commercial Phase. Until then, we will continue to bear these expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $3,895 and $4,161 for three months ended September 30, 2011 and 2010, respectively. The decrease of $266 was primarily attributable to a higher patent filing costs incurred during the three months ended September 30, 2010 compared to the respective period in 2011.

We expect selling, general, and administrative expenses to remain consistent through the remainder of the Construction Phase of the ADM agreement. Upon the commencement of the Commercial Phase of the ADM agreement, selling, general, and administrative expenses are expected to decrease significantly as these Mirel related costs will be transferred to Telles. We estimate that selling, general, and administrative expenses that will transfer to Telles will be approximately $700 to $1,100 per quarter once we commence the Commercial Phase. Until then, we will continue to bear these expenses.

Other Income (Net)

	Three Months Ended
	September 30,
	2011	2010	Change
Total other income (net)	$19	$30	$(11)

Other income (net) during both periods consisted of investment income.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenue

	Nine Months Ended
	September 30,
	2011	2010	Change
Grant revenue	$567	$26	$541
License fee and royalty revenue from related parties	419	97	322
Research and development revenue	—	212	(212)
Total revenue	$986	$335	$651

Total revenue was $986 and $335 for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 we recognized $567 of grant revenue compared to $26 for the respective period in 2010. The increase in grant revenue for the nine months ended September 30, 2011 was primarily generated from our new REFABB grant and our existing Blow Molded Bioproducts from Renewable Plastics grant. During the nine months ended September 30, 2011 we recognized $419 of license fee and royalty revenue from related parties compared to $97 for the respective period in 2010. License fee and royalty revenue from related parties increased primarily as a result of a royalty earned under a licensing agreement with Tepha, Inc. (“Tepha”), a related party. There was no research and development revenue during the nine months ended September 30, 2011. During the nine months ended September 30, 2010 research and development revenue was derived primarily from the delivery of product samples to potential customers. Presently, revenue from Mirel product samples is recognized by Telles.

We expect revenue to increase when the First Commercial Sale milestone is reached and we begin recognition of payments received from ADM, a related party, that have been recorded as deferred revenue. We also expect to receive increased payments from Telles for the compounding services we provide as well as royalty payments related to the sale of Mirel. The compounding payments and royalty payments are due to us after Telles has sold the product to the end customer and we expect to recognize these payments in the period they have been earned. In addition, we expect grant revenue to increase due to our recently awarded grant from the U.S. Department of Energy for the development of renewable biofuels.

Expenses

	Nine Months Ended
	September 30,
	2011	2010	Change
Research and development expenses, including cost of revenue	$18,352	$17,912	$440
Selling, general, and administrative expenses	11,878	11,878	—
Total operating expense	$30,230	$29,790	$440

Research and development expenses, including cost of revenue

Research and development expenses, including cost of revenue, were $18,352 and $17,912 for the nine months ended September 30, 2011 and 2010, respectively. The increase of $440 was primarily attributable to an increase in contracted research, employee compensation and related benefit expenses and consulting services, partially offset by a decrease in material production costs. Expenses related to contracted research and development services were $1,672 and

$1,302 for the nine months ended September 30, 2011 and 2010, respectively. The increase of $370 was primarily due to an increase in product development work related to Mirel and Industrial Chemicals. Employee compensation and related benefit expenses were $10,012 and $9,638 for the nine months ended September 30, 2011 and 2010, respectively. The increase of $374 was primarily attributable to annual compensation merit increases and hiring of new personnel to support our manufacturing process and research programs, including employees for our Canadian subsidiary. Consulting expenses were $388 and $207 for the nine months ended September 30, 2011 and 2010, respectively. The increase of $181 was primarily related to increased development activities for our Industrial Chemicals platform. Material production costs decreased to $1,517 from $2,118 for the nine months ended September 30, 2011 and 2010, respectively. The reduction of $601 was primarily due to shifting activity at our pre-commercial manufacturing facility to the Commercial Manufacturing Facility, partially offset by an increase in material production costs incurred to produce C4 chemicals.

We expect to incur increased research and development expenses through the remainder of the Construction Phase of the ADM agreement related to product development. We also expect to see increasing research and development expenses as we expand our efforts across our Industrial Chemicals platform. Upon commencement of the Commercial Phase of the ADM agreement, expenses relating to development of Mirel are expected to decrease significantly as these expenses will be transferred to Telles. We estimate that research and development expenses that will transfer to Telles will be approximately $3,300 to $3,900 per quarter once we commence the Commercial Phase. Until then, we will continue to bear these expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $11,878 for both the nine months ended September 30, 2011 and the nine months ended September 30, 2010. Although selling, general, and administrative expenses were consistent in total, employee compensation and related benefit expenses increased by $154 and were offset by a decrease of $225 in consulting expenses. The increase in employee compensation and related benefit expenses was primarily attributable to an increase in stock-based compensation expense that resulted from annual employee stock option grants as well as stock options granted to our Board of Directors and newly hired employees. Consulting fees decreased primarily as a result of non-repetitive work performed in 2010 related to market analysis for our Industrial Chemicals platform and support for upgrades and improvements made to some of our financial software applications.

We expect selling, general, and administrative expenses to remain consistent through the remainder of the Construction Phase of the ADM agreement. Upon the commencement of the Commercial Phase of the ADM agreement, selling, general, and administrative expenses are expected to decrease significantly as these Mirel related costs will be transferred to Telles. We estimate that selling, general, and administrative expenses that will transfer to Telles will be approximately $700 to $1,100 per quarter once we commence the Commercial Phase. Until then, we will continue to bear these expenses.

Other Income (Net)

	Nine Months Ended
	September 30,
	2011	2010	Change
Total other income (net)	$62	$119	$(57)

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

We have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of September 30, 2011, we had an accumulated deficit of $236,059. Our total unrestricted cash, cash equivalents and investments as of September 30, 2011 were $87,214 as compared to $61,574 at December 31, 2010. As of September 30, 2011, we had no outstanding debt.

Our cash and cash equivalents at September 30, 2011 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of September 30, 2011 we had restricted cash of $622. Restricted cash consists of $522 held in connection with the lease agreements for our Cambridge, Massachusetts facilities and $100 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of September 30, 2011, we were in compliance with this policy.

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

Net cash of $23,124 was used in operating activities during the first nine months of 2011 compared to $23,924 used during the respective period last year. The cash used during the nine months ended September 30, 2011 primarily reflects the net loss for the period partially offset by non-cash expenses, including stock-based compensation expense of $3,574, depreciation expense of $1,134 and the Company’s 401(k) stock matching contribution of $489.

After the Commercial Phase of the ADM alliance begins, Telles will reimburse us for the costs of services provided pursuant to the Commercial Alliance Agreement, including research and development, product development and sales and marketing. Until then, we will continue to bear these costs.

Net cash of $21,403 was used in investing activities during the first nine months of 2011 compared to net cash of $25,229 provided by investing activities for the respective period of 2010. Net cash used in investing activities for the nine months ended September 30, 2011 included $93,888 used to purchase investments and $627 used to purchase capital equipment, partially offset by $73,112 of cash proceeds from the sale and maturity of investments.

Net cash of $49,404 was provided by financing activities for the nine months ended September 30, 2011. We received net proceeds of $49,333 from our common stock offering that was completed in May 2011.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2011 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$318	$268	$50	$—	$—
Operating lease obligations	4,345	1,471	2,298	576	—
Total	$4,663	$1,739	$2,348	$576	$—

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

We engaged in various transactions with Tepha, Inc., a related party, and recorded $26 and $419 of license and royalty revenue during the three and nine months ended September 30, 2011, respectively.  During the three and nine months ended September 30, 2010 we recorded license and royalty revenue from Tepha, Inc. of $25 and $97, respectively. We had an outstanding receivable balance of $45 due from Tepha, Inc. as of September 30, 2011 and no outstanding receivable balance due from Tepha, Inc. as of December 31, 2010. We had various transactions with our alliance partner ADM, a related party, during the three and nine months ended September 30, 2011 and 2010. We had outstanding receivable balances of $218 and $813 due from ADM at September 30, 2011 and December 31, 2010, respectively. We also had various transactions with Telles. We had outstanding receivable balances of $58 and $15 due from Telles as of September 30, 2011 and December 31, 2010, respectively. For more information on our related party transactions, please see Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for Metabolix will be the fiscal year that begins on January 1, 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.

In January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence, (“VSOE”), and third-party evidence, (“TPE”), is not available. Deliverables under the arrangement will be separate units of accounting provided (a) a delivered item has value to the customer on a standalone basis; and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the company. We did not enter into or materially modify any multiple-element arrangements during the nine months ended September 30, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On July 18, 2011 the Company issued 16,131 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2011, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

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

101.1

The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), Three and Nine Months Ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements.*

*              XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

November 2, 2011	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2011	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)