Form 10-K
period 2011-12-31
METABOLIX, INC.
filed 2012-03-12
CIK 1121702

Use these links to rapidly review the document

METABOLIX, INC. Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011;
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market on March 7, 2012 was $58,575,840.

         The number of shares outstanding of the registrant's common stock as of March 7, 2012 was 34,138,574.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2012 Annual Meeting of Stockholders to be held on May 31, 2012 are incorporated herein by reference into Part III of this report.

METABOLIX, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2011

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

        Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position and management's strategy, plans and objectives for research and development, product development, and commercialization of current and future products, including the commercialization of our biopolymer products. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our dependence on establishing collaborations or partnerships for the commercialization of our products, risks related to the development and commercialization of new and uncertain technologies, risks associated with our protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth below under the caption "Risk Factors" in Part I, Item 1A, of this report.

        The forward-looking statements and risk factors presented in this document are made only as of the date hereof and we do not intend to update any of these risk factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

PART I

ITEM 1.    BUSINESS

Overview

        Metabolix is an innovation-driven bioscience company focused on bringing environmentally friendly solutions to the plastics, chemicals and energy industries. We have core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science, and we have assembled these capabilities in a way that has allowed us to integrate our biotechnology research with real world chemical engineering and industrial practice. In addition, we have created an extensive intellectual property portfolio to protect our innovations and, together with our technology, to serve as a valuable foundation for future industry collaborations.

        The markets for petroleum-based plastics, chemicals and fuels are among the largest in the global economy. Issues associated with the prolonged use of petroleum-based products include plastic waste management and pollution, limited fossil fuel availability and price volatility, and global warming and climate change. We believe that a substantial global market opportunity exists to develop and commercialize our technology to produce sustainable, renewable alternatives to petroleum-based products including advanced biopolymers, biobased industrial chemicals and bioenergy.

        Metabolix was formed to leverage the ability of natural systems to produce complex biopolymers from renewable resources. Metabolix has focused on a family of biopolymers found in nature called polyhydroxyalkanoates, or ("PHAs"), which occur naturally in living organisms and are chemically similar to polyesters. Metabolix has demonstrated the production of PHAs at the industrial scale to produce PHA biopolymers and biobased industrial chemicals, as well as production of PHB, a subclass of PHA biopolymer, in agriculturally significant crop plants.

PHA Biopolymers Platform.

        Driven by consumer demand for more sustainable materials, improved performance of bioplastic resins and the availability of commodity plastics produced from biobased sources, the Fredonia Group predicts that global demand for biobased, biodegradable plastics will more than triple, surpassing 1.1 million tons per year by 2015. With our differentiated PHA bioplastic resins, we believe we are a leader in the development of bioplastic materials.

        In 2006, we entered into a commercial alliance with ADM Polymer Corporation ("ADM Polymer"), a wholly-owned subsidiary of Archer Daniels Midland Company ("ADM"), one of the largest agricultural processors in the world. Under the commercial alliance, ADM was responsible for resin manufacturing, and Metabolix was primarily responsible for product development, compounding, marketing and sales. Through this alliance, the companies established a joint venture company, Telles, LLC ("Telles"), to commercialize PHA biopolymer products. In 2009, ADM completed construction of the initial phase of its commercial manufacturing facility located in Clinton, Iowa ("the Commercial Manufacturing Facility"). In 2010, the plant commenced operations and began production. In 2010 and 2011, Telles conducted significant product and commercial development activities with potential customers, marketed and sold product to customers under the tradenames Mirel™ and Mvera™, and developed a network of business partners and distributors.

        In January 2012, ADM notified us that they were terminating the alliance effective February 8, 2012. ADM indicated that it had undertaken a strategic review of its business investments and activities and made the decision to focus resources outside of the Telles joint venture. Upon termination, ADM retained the Commercial Manufacturing Facility.

        We retained significant rights and assets associated with the PHA biopolymers business consistent with our intent to launch the business using a new commercial model, continuing business operations, marketing biopolymer products, and identifying alternate manufacturing capability. We hold exclusive rights to the Metabolix technology and intellectual property used in the joint venture. We have acquired all of Telles's product inventory and compounding raw materials, all product certifications and all product trademarks including Mirel™ and Mvera™, and we retained all co-funded pilot plant equipment in locations outside of the Commercial Manufacturing Facility in Clinton, Iowa. Metabolix has no obligations under the ledger account totaling $433 million which was funded by ADM to construct the Commercial Manufacturing Facility and to provide working capital to Telles.

        After termination of the ADM commercial alliance in the first quarter of 2012, we restructured the biopolymers business, retaining a core team in our biopolymers group to provide continuity with technology, manufacturing process, and markets. We have continued to work closely with customers during this transition to understand their product needs and to match them to available inventory. In addition, we have opened constructive discussions with alternative manufacturing and commercialization partners for biopolymers. Through Telles, we learned extremely valuable information about how customers and brand owners are envisioning the use of PHA biopolymers in their products. Based on these interactions, we remain confident that Metabolix biopolymers provide an important solution to those wishing to reduce dependence on petroleum, reduce plastic waste in the environment, and utilize new solutions to meet sustainable packaging goals.

        We have demonstrated that our biopolymers, marketed under the Mirel and Mvera brands, share the physical properties of petroleum-based resins for performance and durability and can be processed on existing equipment and post-processing techniques. The difference is that Metabolix biopolymers display unique biodegradability properties. Mirel is certified to biodegrade in soil and water environments, as well as home composting and industrial composting facilities (in areas where such facilities are available). Mvera is a certified compostable film grade biopolymer intended for industrial composting.

        Through extensive work with customers over several years, we have shown that Metabolix biopolymers are a distinctive solution as a high-performance bioplastic alternative. Our customers have demonstrated use of our biopolymers in agriculture/horticulture, compost and organic waste diversion, marine/aquatic, sustainable packaging and consumer goods applications.

        In 2012, our objective is to advance business discussions with third parties with the goal of establishing a new commercial model for our PHA biopolymers, to work closely with our core customers to provide product from existing inventory during the transition phase and ensure ongoing development of PHA biopolymer products, to narrow our market development focus to high value market segments as the foundation to successfully build the business, and to establish a new manufacturing and supply chain properly sized to our business.

Biobased Industrial Chemicals Platform.

        The combined global market for conventional four-carbon ("C4") and three-carbon ("C3") industrial chemicals is estimated at more than $10 billion annually. C4 chemicals are used in applications ranging from high-performance engineering plastics to spandex. C3 chemicals have applications in paints, coatings, diapers and adhesives.

        Metabolix is developing C4 and C3 chemicals from biobased sources, not the fossil feedstocks that are currently used to produce most industrial chemicals today. We believe that, by using renewable feedstocks in a patented microbial fermentation process, the Company's technology platform will enable cost-effective production of biobased chemicals as "drop in" replacements for petroleum-based products.

        Our process for creating biobased industrial C4 and C3 chemicals involves engineering metabolic pathways into microbes that, in a fermentation process, produce specific PHA structures that serve as precursors for the chemicals. Through our PHA technology, we are able to control the microbe biology to achieve high concentrations of specific, naturally-occurring PHA that accumulate inside cells as they metabolize sugars. This intracellular accumulation of the biopolymers inside the microbes is a unique and differentiating aspect of our technology. When the fermentation is completed, we use a novel internally developed recovery process known as "FAST" (fast-acting, selective thermolysis) that converts the biopolymer to the target chemical using heat.

        During 2009 we completed all work under our U.S. Department of Commerce National Institute of Standards and Technology grant, a $2 million grant aimed at producing C4 chemicals from renewable sources. We were able to achieve all of the technical milestones outlined in this grant. In 2010, we continued to scale up our C4 chemicals technology and continued efforts on chemical recovery and purification. We made progress toward production of biobased gamma-butyrolactone ("GBL") samples for shipment to potential customers and we expanded exploratory partnership discussions.

        In 2011, Metabolix and CJ CheilJedang ("CJ") announced a joint development agreement to continue to advance and refine our production technology and assess investment options for the commercialization of biobased C4 chemicals via fermentation. The two companies are collaborating closely to develop a detailed market and economic analysis examining all aspects of an investment to commercialize biobased C4 chemicals. In addition to this collaboration, in the C4 program we produced GBL at industrial scale and demonstrated a chemical profile consistent with existing industrial specifications.

        In 2012, we expect to be prepared to complete the preliminary design for a commercial scale plant to enable production of biobased GBL and, through an established conversion process, butanediol ("BDO"). This plan, to be implemented under a potential future collaboration, will include specifications for all of the components of our fermentation and recovery process. In conjunction with our technical progress, we expect to continue discussions with CJ and other industry leaders with the goal of forming the industry alliances necessary to successfully bring our biobased C4 industrial chemicals, including GBL and BDO, into commercial production.

        The Company believes that developing and commercializing biobased C3 chemicals could represent another attractive market for our technology. In 2011, Metabolix undertook a market analysis of the global market for acrylic acid, a C3 chemical, to assess the market participants, renewable technology competition, economics, intellectual property status, and end markets.

        In 2012, Metabolix plans to continue scale up of fermentation and to optimize microbial strains to produce biobased C3 chemicals. We also plan to continue development and optimization of our FAST recovery technology to produce renewable acrylic acid or acrylate esters to match the chemical specifications of conventional chemical counterparts. In addition, we also expect to continue exploratory partnership discussions.

Crops Platform.

        Our third technology platform, crop-based businesses, which is at an early stage, is an innovative biorefinery system which uses plant crops to co-produce PHAs that can subsequently be recovered as bioplastics or converted to biobased chemicals while also generating bioenergy or biofuels in an integrated biorefinery. For this system, we intend to extract polymer from the engineered plant crop, so that the remaining plant material can be used as a biomass feedstock for the production of bioenergy products including electricity and biofuel. In 2010, we expanded our recovery technology to enable the production of industrial chemicals from this platform.

        Our crop research has included tobacco, as well as oilseed, specifically camelina, sugarcane and switchgrass. More specifically:

  •
  Camelina—We are conducting research to develop an advanced, genetically modified, camelina for co-production of bioplastics along with vegetable oil, biodiesel fuel, and oleochemicals. In 2010, we established a research company in Saskatchewan, Canada to further pursue our research with industrial oilseed crops.

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

        In 2011, Metabolix was awarded a $6 million grant by the U.S. Department of Energy ("DOE") to engineer switchgrass producing 10 percent PHB, by weight, in the whole plant and to develop methods to thermally convert the PHB-containing biomass to crotonic acid and a higher density residual biomass fraction for production of bioenergy. Crotonic acid is a platform chemical that can be readily converted through simple, known chemical conversion steps to a range of commodity chemical intermediates including propylene, butanol and maleic anhydride.

        In 2012, we expect to continue to advance research focused on increasing PHB production in switchgrass and developing a thermal conversion process for crotonic acid. We may also seek to establish alliances with partners to commercially exploit this platform. We have scaled back our efforts for our oilseed crop, camelina. We are in the process of capturing intellectual property gained in our work in camelina and will be evaluating the possibilities of monetizing that intellectual property.

        We believe that using these crops to co-produce bioplastics or chemicals with co-generation of bioenergy or production of biofuels in an integrated biorefinery can offer superior economic value and productivity as compared to single product systems that produce them individually.

Market Opportunity

        Our targeted markets of plastics, chemicals and energy offer substantial opportunity for innovation and value creation. These are all very large markets facing substantial pressures to reduce energy consumption, greenhouse gas emissions and the overall impact on the environment. The limited long-term availability of fossil fuels and rising oil prices, which were up nearly 23 percent per barrel in 2011 when compared to the previous year, are driving the demand for more sustainable alternatives in plastics manufacturing, chemicals and energy.

The Plastics Market

        The world's annual consumption of plastic materials has increased from around 5 million tons in the 1950's to nearly 240 million metric tons today and is estimated to be $0.5 trillion in size. Durability and lightweight properties, as well as a number of applications from packaging to engineering-grade automotive materials, continue to drive this exponential growth in the plastics market. However, a majority of plastics are made from fossil feedstocks, including crude oil and natural gas. This reliance on fossil fuels ensures that plastic pricing is impacted by fluctuations in the cost of natural resources. A more concerning issue is that these fossil feedstock-based plastics do not biodegrade and congest landfills. According to the U.S. Environmental Protection Agency, an estimated 31 million tons of plastic entered the U.S. municipal solid waste stream in 2010. It is estimated that 20-25 percent of landfill weight is plastics. In addition, every year approximately 45,000 tons of plastic waste ends up in the world's oceans.

        While recycling estimates for certain products such as PET plastic water bottles fluctuates around 29 percent, only eight percent of the total plastic waste generated in 2010 was recovered for recycling. This puts a tremendous strain on overflowing landfills and introduces environmental concerns that were not present 50 years ago. These issues are driving increased consumer and business demand for biodegradable plastic alternatives. In addition, many plastic items, particularly single use items such as bottles and caps, cups, lids and straws, and grocery bags, become litter in the environment where they can become a significant problem. Plastic waste can create a significant monetary burden on state and local governments.

        According to The Fredonia Group, global demand for biobased and biodegradable plastics will more than triple to over 1.1 million tons by 2015. The Fredonia Group cites consumer preferences for more sustainable materials, improved performance of bioplastic resins and commodity plastics produced from biobased sources as the key factors driving this growth. According to the consulting firm, Industry Experts, the global bioplastics market was estimated at 264 thousand metric tons in 2007 and is expected to reach 1.9 million metric tons by 2017, growing by a compound annual growth rate ("CAGR") of 22 percent during that ten-year period.

        Market research institute Ceresana predicts that the global bioplastics market will reach revenues of more than $2.8 billion in 2018, reflecting average annual growth rates of 17.8 percent. According to Ceresana, Europe was responsible for about 48 percent of the market in 2010, followed by North America and Asia-Pacific, with strong growth also predicted for South America in coming years. In 2010, starch-based bioplastics accounted for the majority of bioplastic demand, followed by polylactic acid ("PLA"). Other biobased plastics, such as PHA/PHB, cellulose, polybutylene succinate ("PBS") and fossil fuel-based biodegradable plastics represented approximately 17 percent of global demand.

Ceresana expects non-biodegradable plastics made from renewable feedstocks to increase their market share from the eight percent seen in 2010 to more than 48 percent by 2018.

        The growth in plastic use has generally exceeded overall economic growth as plastics have entered new markets with new product applications based on their functionality and ability to meet user requirements. The market will continue to investigate and adopt more sustainable resin alternatives to produce plastic products from blow-molding, thermoforming, and film-grade and other manufacturing processes.

The Chemicals Market

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

        Under the umbrella of the global chemicals market are conventional C4 and C3 industrial chemicals, with an estimated market of more than $10 billion annually.

        The C4 chemical market is estimated at approximately $3 billion, growing at approximately four percent annually. C4 chemical products are used in a wide range of applications including engineering plastics, fabrics and fibers, personal care products and in semiconductor manufacturing. Conventional C4 chemicals are produced almost entirely from fossil-based hydrocarbons such as natural gas, oil or coal. Today, there are no material quantities of biobased C4 chemicals on the market.

        Global demand for C3 chemicals is estimated at greater than $8 billion per year based on sales of nine billion pounds annually, and the global market is projected to grow at a rate approximately five percent driven by increasing demand in Asia, including China and India. Conventional C3 chemicals, including crude acrylic acid, glacial acrylic acid and acrylates, are used in products such as superabsorbent polymers ("SAP"), water treatment chemicals, coatings (decorative, automotive, and paper) and adhesives.

        Due to the volatility of fossil feedstocks and demand for renewable solutions from brand owners and consumers, the market is currently experiencing an increased demand for biobased chemicals. In fact the global biobased chemicals market is predicted to grow to more than $76 billion in 2015 from $36.9 billion in 2009, with a CAGR of 12.67 percent from 2010 to 2015.

        Escalating prices for both acrylic acid and its main feedstock propylene affect the economics of producing C3 chemicals, driving increased interest in new, renewable alternatives. These new processes aim to reduce or contain costs and to uncouple production from the volatility of petroleum markets.

        Regulatory and government mandates are driving market adoption of biobased C4 and C3 chemicals into the industrial chemical supply chain. Growing awareness among both manufacturers and consumers for products containing renewable content may also become an increasingly important factor in driving conversion to biobased chemicals over the long run.

Fuels and Bioenergy Markets

        According to the U.S. Department of Energy's Report on International Energy Outlook dated January 2012, total U.S. consumption of liquid fuels, including both fossil fuels and biofuels, will grow from 19.2 million barrels per day in 2010 to 20.1 million barrels per day in 2035. The issues surrounding petroleum previously discussed have given rise to increasing demand for fuels produced from renewable sources. Certain states are considering legislation to capitalize on the environmental and energy security benefits of renewable fuels by requiring their use.

        In December 2007, President Bush signed into law H.R. 6, the "Energy Independence and Security Act," which includes a historic Renewable Fuels Standard ("RFS") calling for at least 36 billion gallons of ethanol to be used nationwide by 2022; an increase from the nine billion gallons of ethanol used in 2008. This long-term growth plan for ethanol is intended to spur its commercialization from cellulosic feedstocks such as switchgrass, crop residues, forestry waste, and many other materials from all regions of the country. Beginning in 2016, an increasing portion of renewable fuels must be advanced biofuels, starting at three billion gallons in 2016 and increasing to 21 billion gallons in 2022. The National Commission on Energy Policy estimates that the new RFS and the increased fuel efficiency standards in the bill will reduce domestic oil use by more than four million barrels per day by 2030.

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

        According to Pike Research, the global production and consumption of biofuels will more than double in the next decade, from $82.7 billion in 2011 to $185.3 billion in 2021. With the increasing worldwide demand for fuels from renewable sources and the emerging demand for renewable plastics, chemicals and chemical intermediates, there is a long term opportunity to create an alternative to the petroleum model based on the co-production of renewable energy and chemicals from crops. The commercialization of renewable fuel and chemicals co-produced in proprietary crops could create renewable plastics, chemicals and biofuel with favorable economics.

Formation of Metabolix

        Metabolix was formed in 1992 to leverage the ability of natural systems to produce complex polymers from renewable resources as a means to serve the growing needs of society for plastic materials and chemicals without dependence on finite fossil resources.

        Polymers are found in nature in a wide range of organisms including microbes, plants and animals. Polyhydroxyalkanoates ("PHAs") also naturally occur within certain organisms, including microbes. These microbes use PHA to store energy and consume it for food when needed. It is this characteristic that gives our PHA biopolymers their biodegradability.

        Though PHA polymers are found in nature, their production in wild-type bacterial strains is inefficient and costly for commercial purposes. In 1981, Imperial Chemical Industries ("ICI") developed a controlled fermentation process using a wild-type bacterial strain to produce a PHA copolymer that they introduced under the trade name Biopol. While a handful of applications were developed for Biopol, the cost to produce the polymer using the naturally occurring bacterial strains that were available at the time was prohibitively high and its performance properties were limited. Commercialization was not possible, but the Biopol assets remained largely intact and were eventually sold to Monsanto, Inc.

        By the late 1980s, tools for genetic engineering had advanced significantly, and microbes were already being genetically designed to produce various products, such as protein drugs. At the Massachusetts Institute of Technology, Dr. Oliver Peoples, our Chief Scientific Officer, working in the lab of Dr. Anthony Sinskey, a member of our Board of Directors, identified the key genes required for the biosynthesis of our PHA biopolymers and invented and patented the first transgenic systems for their production. The use of genetically engineered production organisms, instead of wild-type strains, broadly expanded the number of compositions that could be made and enabled the tight level of control and high efficiency and productivity that are required for cost-effective industrial manufacturing.

        Metabolix was formed in 1992 to exploit these discoveries. In order to fully capture the opportunity, we acquired Monsanto's patent estate related to biobased plastics, which included the Biopol assets, in 2001. We have since fully developed an integrated manufacturing process using transgenic strains for fermentation and a proprietary recovery process. This integrated manufacturing process is available for use in commercial manufacturing going forward. We have also developed proprietary plastic formulation technology, and we are also developing our platform technology for co-producing plastics, chemicals and energy in crops such as switchgrass, oilseeds and sugarcane. In addition, we are applying our proprietary technologies to our industrial biobased chemicals platform.

Our Technology and Core Capabilities

        We believe we have one of the most advanced capabilities to perform metabolic pathway engineering in the world and that we are skilled in our ability to integrate the biotechnology we develop into large scale industrial production processes. We believe that we have unprecedented capabilities with respect to harnessing the metabolic pathways involved in the production of a wide range of bioplastic monomers and the ability to polymerize, accumulate and harvest these bioplastics from living cells.

        We have demonstrated that our technology and core capabilities enable us to:

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

Product Development Process

Biology and Genetic Engineering

        While most biotechnology products today involve identifying a single gene to produce one protein, we have identified and chromosomally inserted a series of genes to produce several proteins and have done so in such a way that they are expressed to execute the right reactions at the right times. This work is at the forefront of a scientific discipline referred to as "Synthetic Biology" which has become the focus of intense research and design activities. There have been many new entrants, both academic and venture-backed start-up companies, in this general field primarily targeting biofuels, either advanced cellulosic ethanol or next generation technologies. We believe that we have advanced capabilities based on nearly 20 years of development taking early stage gene/pathway discovery through the entire value delivery chain to a commercially viable technology and business. In addition, we have developed core competencies in plant science, plant transformation and the development of advanced multigene expression technologies for introducing novel, multiple trait synthetic pathways into biomass plant crops.

Industrial Fermentation Process Engineering

        We have tightly integrated our fermentation scale-up research capabilities with our genetic engineering capabilities to create a feedback loop where data from fermentation experiments can readily influence microbial design and where microbial engineering approaches can guide the fermentation group to structure the optimal protocols (recipes) for running fermentations. Based on this technology we have demonstrated the ability to produce a range of different biopolymers on a common fermentation platform.

Chemical Process Engineering

        Another element of our product development process involves process chemistry and chemical engineering to separate the biopolymer from the biological cell material once fermentation is complete. We have a dedicated team that has developed a proprietary process for recovery of PHA biopolymer at the industrial scale. We have invented a recovery process that produces PHA biopolymer at a high level of purity without damaging the structure of the polymer and has operated effectively at a commercial scale in the manufacture of Mirel. We have successfully demonstrated our ability to efficiently isolate the range of polymers necessary to meet and expand our range of target applications. These polymers can be routinely produced free from cell debris and processed into resin pellets.

        Our capabilities in fermentation and recovery for producing PHA biopolymer, including Mirel, have been successfully translated to the development of biobased industrial chemicals. We have recently demonstrated fermentation at pilot and industrial scale and recovered GBL using a proprietary thermolysis process. For chemicals, we are tailoring products and purity levels to meet customer and market needs.

Polymer Science and Product Development

        In the area of PHA biopolymers (Mirel and Mvera) our product development process involves tailoring the polymer to provide the product properties and meet the processing requirements for specific customer applications and then compounding that material for delivery to customers. Our product development team has considerable expertise in polymer science and to date has developed advanced formulation and processing technology for injection molding, blown and cast film, sheet, and thermoforming. We have also moved blow molding, non-wovens and foam applications beyond the proof of concept stage. We will continue to work with customers to optimize formulations to conform to their commercial specifications as commercialization of our PHA biopolymers expands.

        In sum, we have successfully integrated capabilities in biology, genetics, fermentation process engineering, chemical engineering and polymer science. We believe this integrated set of capabilities will be a source of competitive advantage. These same capabilities are being applied to our plant crop programs, where we intend to develop an industrial system to co-produce bioplastics or chemicals with cost advantaged biomass for bioenergy, and to our integrated bio-engineered chemicals program. We believe our capabilities can also be applied successfully to other biobased plastics, chemicals and energy projects.

Business Strategy

        Our goal is to be the leader in discovering, developing and commercializing economically attractive, environmentally sustainable alternatives to petroleum-based plastics, chemicals and energy. To achieve this goal, we are building a portfolio of programs that we believe will not only provide an attractive slate of commercial opportunities and create value for our business, but will also generate leading and competitive intellectual property positions in the field. Key elements of our strategy include:

        Defining a New Commercial Model for our PHA Biopolymers Business—Following the recent termination of our alliance with ADM, we retained all intellectual property rights to the technology and have engaged in productive discussions with other industry players. In addition, we have retained a core team in our biopolymers group to provide continuity with the technology and markets as we define a new commercial model for our business.

        Establishing a New Manufacturing Supply Chain for our PHA Biopolymers Business —Following the recent termination of our alliance with ADM, the Commercial Manufacturing Facility in Clinton, Iowa, owned by ADM, is no longer producing Mirel biopolymers. We expect to evaluate a number of manufacturing and supply options and to secure an initial source of supply that would enable us to build capacity in conjunction with growing customer demand.

        Continuing Microbial Research and Process Development—We have identified opportunities to improve our production strains and our fermentation and recovery processes. We believe that significant reductions in the operating and capital cost to manufacture Mirel biopolymers can occur as we successfully exploit these opportunities. We also believe that our technology is robust and we expect to be able to successfully transfer our technology to a new manufacturing facility secured through a new collaboration.

        Managing Existing Inventory—We expect to work closely with core customers to provide them with access to existing inventory until the new manufacturing and supply chain is established. We will also use some inventory to continue certain product development activities representing high value applications for our product.

        Market Positioning and Technical Support—We have retained a technical and business development team to support existing customers and to educate and develop the prospective customer base for Mirel and Mvera. This team is focused on positioning Mirel as a premium priced, specialty material that is an environmentally attractive alternative to petroleum-based plastics and lower performance bioplastics. Consistent with this positioning, we are marketing our biobased and biodegradable biopolymer under the brand name Mirel. The focus of this effort is to build a pipeline of customers across a range of applications. It is our goal to establish customer relationships that will lead to a committed stream of demand for our biopolymers as we establish a new manufacturing supply chain.

        Developing Applications for Mirel—Through several years of interaction with customers, we have developed formulations of our polymer suitable for injection molding, blown and cast film, sheet and thermoforming. There is the potential to refine these grades further and to tailor them for specific customer performance requirements and applications. In addition, our technology may allow us to develop new formulations and processing protocols to extend the use of Mirel into blow molding, non-woven, foam and latex applications.

        Extending Our Technology to Sustainable Production of Biobased Chemicals and Intermediates —We believe that our technical capabilities can be applied to produce important biobased commercial chemicals and chemical intermediates through biological conversion of sustainable feedstocks such as sugars. Through our integrated bio-engineered chemicals program, we are conducting research into the development of sustainable solutions for chemicals and intermediates, including widely used C4 and C3 industrial chemicals. As appropriate, we may seek to establish strategic partnerships or other collaborations to advance these programs.

        Advancing Plant Crop Research—We believe that we are pioneering the technical process of introducing multigene traits into plant crops for the production of plastics directly in the plant. Our plant crop platform is currently in the research phase. We have scaled back our efforts for our oilseed crop, camelina. We are in the process of capturing intellectual property gained in our work in camelina and will be evaluating the possibilities of monetizing that intellectual property, while we continue work in switchgrass under our DOE grant.

        Partnering our Bioplastics in Plant Crops Programs—As appropriate, we may seek to leverage our technology and establish strategic partnerships with one or more industry leading companies that can provide access to resources and infrastructure valuable for commercializing these platforms. These partnerships may take the form of large-scale strategic collaborations, or more limited collaborations with partners having complementary strengths, for example in biorefinery operations or marketing. We may also seek funding through government grants or other government programs aimed at promoting development of biobased plastics and fuels.

        Furthering our Leading and Competitive Intellectual Property Position—We have built a patent estate around our platform technologies and a variety of inventions relevant to the commercialization of PHA biopolymers including Mirel and Mvera. We continue to extend this patent estate within our core business as well as within other commercial opportunities in the area of biobased plastics, chemicals and energy. We have licensed our technology, and where appropriate, we will continue to license our intellectual property to others in fields outside our areas of interest. Some of the areas in which we may seek to establish leading and competitive intellectual property include:

  •
  intermediates and chemicals produced by microbial fermentation;

  •
  plant varieties to co-produce plastics and energy (e.g., ethanol and biodiesel); and

  •
  plant strains that optimize crop yields and processing traits for conversion to energy.

        Building Governmental Awareness of Our Approach—Policy makers are seeking opportunities to reduce dependence on imported fossil fuel, decrease carbon dioxide emission, and address landfill and pollution issues. In recent years, we worked closely with several groups and individuals in the United States and Europe to address these issues. We intend to continue to pursue our governmental affairs initiatives to raise awareness of our solutions and enable legislation that can facilitate and accelerate the adoption of our products.

PHA Biopolymers Platform

Overview

        Following the recent termination of our commercial alliance with ADM in the first quarter 2012, we restructured the biopolymers business and retained a core team in our biopolymers group to provide continuity with technology, manufacturing process, and markets. We have continued to work closely with customers during this transition to understand their product needs and to match them to available inventory. In addition, we have opened constructive discussions with alternative manufacturing and commercialization partners for PHA biopolymers. Establishing a new manufacturing and supply chain for our PHA biopolymers business is a key focus in 2012.

Former Alliance with Archer Daniels Midland Company

        In 2006, we entered into a commercial alliance with ADM Polymer, a wholly-owned subsidiary of ADM, one of the largest agricultural processors in the world. On January 9, 2012, ADM notified us that they were terminating the commercial alliance, effective as of February 8, 2012. ADM had recently undertaken a strategic review of its business investments and activities and made the decision to focus resources outside of Telles. As the basis for the decision, ADM indicated to us in January that the projected financial returns from the alliance were too uncertain.

        The Commercial Alliance Agreement between Metabolix and ADM Polymer specified the terms and structure of the alliance. The primary function of this agreement was to establish the activities and obligations of ADM and us to commercialize PHA biopolymers. These activities included: the establishment of a joint venture company, Telles, to market and sell PHA biopolymers, the construction of a manufacturing facility capable of producing 110 million pounds of material annually (the "Commercial Manufacturing Facility"), the licensing of technology to Telles and to ADM, and the conducting of various research, development, manufacturing, sales and marketing, compounding and administrative services by the parties.

        Telles is a limited liability company, formed and equally owned by ADM and us. It was intended to: (i) serve as the commercial entity to establish and develop the commercial market for PHA biopolymers, and conduct the marketing and sales in accordance with the goals of the commercial alliance, (ii) assist in the coordination and integration of the manufacturing, compounding and marketing activities, and (iii) administer and account for financial matters on behalf of the parties. Metabolix and ADM each had 50% ownership and voting interest in Telles. Pursuant to the terms of the Commercial Alliance Agreement, the termination of the Commercial Alliance Agreement triggers the dissolution, winding up and liquidation of Telles.

        A summary of the key activities under the Commercial Alliance Agreement is as follows: (i) ADM agreed to arrange for, finance the construction of, and own, a facility in which it would manufacture biopolymer resins under contract to Telles, (ii) we agreed to either arrange for and finance the acquisition or construction of a facility in which we would compound bioplastics or we would arrange for third parties to compound bioplastics, and (iii) Metabolix, acting on behalf of Telles, agreed to establish the initial market for biopolymers. We also agreed to continue our research and development efforts to further advance the technology and expand and enhance the commercial potential of PHA biopolymers. Subject to certain limitations, ADM agreed to finance the working capital requirements of Telles.

        The Commercial Alliance Agreement called for Telles to pay us quarterly support payments of approximately $1.6 million each. The last of fourteen quarterly support payments was received as of June 30, 2009.

        During the "Construction Phase" of the agreement all pre-commercial material production expenses incurred by ADM and the Company were to be shared equally. The Construction Phase of the commercial alliance was scheduled to end, and the Commercial Phase was scheduled to begin, upon the achievement of a milestone referred to in the Commercial Alliance Agreement as "First Commercial Sale." Achievement of this milestone required the sale by Telles to third parties of at least one million pounds of PHA biopolymer resin manufactured at the Commercial Manufacturing Facility. Qualifying sales were required to meet certain criteria, including a minimum order size, product acceptance by the customers in accordance with the terms of their contracts, and receipt of payment, in order for such sales to contribute towards First Commercial Sale. The First Commercial Sale milestone had not been achieved when the alliance was terminated.

        ADM operated the Commercial Manufacturing Facility under a manufacturing agreement with Telles. Telles paid manufacturing fees to ADM for production of PHA biopolymer resins and paid compounding fees to us for certain compounding services. During the Commercial Phase of the Commercial Alliance Agreement, Telles agreed to pay us royalties on sales of Mirel. In addition, if Telles were to engage us to perform certain services during the Commercial Phase, and we accepted the service arrangement, Telles agreed to reimburse us for the cost of the services provided pursuant to the Commercial Alliance Agreement.

        While Telles was a fifty-fifty joint venture, ADM advanced a disproportionate share of the financial capital needed to construct the Commercial Manufacturing Facility and to fund the joint venture's activities. Therefore, the Commercial Alliance Agreement provided that all profits, after payment of all royalties, reimbursements and fees, from Telles would first be distributed to ADM until ADM's cost of constructing the Commercial Manufacturing Facility and any negative net cash flow of Telles funded by ADM had been returned. Once ADM had recovered such amounts, the profits of Telles were to be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM made, a Ledger Account was established to record the respective investments made by the parties. Metabolix has no obligation to ADM with respect to the Ledger Account after termination of the alliance.

        Our agreements with ADM limited the rights of both ADM and us to work with other parties or alone in developing or commercializing certain PHAs produced through fermentation. These exclusivity obligations ended upon termination of the alliance. Also, upon termination of the alliance, Metabolix intellectual property licenses to ADM Polymer and Telles ended, with Metabolix retaining all rights to its intellectual property.

        Under the Commercial Alliance Agreement ADM was permitted, under limited circumstances, to terminate the alliance if a change in circumstances that was not reasonably within the control of ADM made the anticipated financial return from the project inadequate or too uncertain. The agreement provided that, on a termination by ADM due to a change in circumstances, we would be permitted to continue to produce and sell Mirel, and ADM would be required to perform fermentation services for us for a period of time following the termination (subject to certain payment obligations to ADM). In January 2012, ADM notified us that they were terminating the alliance effective February 8, 2012. ADM indicated that it had undertaken a strategic review of its business investments and activities and made the decision to focus resources outside of the Telles joint venture. Upon termination, ADM retained the Commercial Manufacturing Facility.

        During the first quarter of 2012, in connection with the wind-up of the Telles joint venture, Metabolix agreed to waive its right to such ADM fermentation services and made a payment of approximately $3 million to ADM. In return, ADM and Telles agreed to transfer to Metabolix all of Telles's inventory, including raw materials and finished goods, the trademarks owned by Telles, including Mirel and Mvera, and all product registrations, certifications and approvals for Telles's PHA biopolymers. Metabolix retains ownership of the pilot plant equipment used for development of PHA biopolymers and will assume certain Telles contract rights and obligations.

Current Capabilities and Scope of our Operating Business in PHA Biopolymers

        In the first quarter of 2012, we restructured the biopolymers business and retained a core team in our biopolymers group to provide continuity with the technology, manufacturing process and markets. This team has expertise in all of the areas required to maintain and in time grow an operating business. We have continued to work closely with customers during this transition to understand their product needs and to match them to available inventory. After the completion of the Telles wind-down arrangements, we have more than 5 million pounds of inventory. Our current estimates indicate that we have adequate inventory to supply the needs of strategic customers until a new manufacturing supply chain is available.

        We have opened constructive discussions with alternative manufacturing and commercialization partners for PHA biopolymers. To date, we have been in contact with potential business partners who have expressed interest including raw material suppliers, manufacturers, industry players and customers. In 2012, we expect to engage in numerous partnering discussions as we evaluate options for structuring and launching the business under a new commercial model. The specific scope and attributes of the new model going forward will depend primarily on the capabilities and strengths of the parties we ultimately engage.

        Under the ADM alliance, Metabolix did not have exclusive control over manufacturing and, because of the significant upfront investment and structure of the alliance, we were anticipating a significant timeline to achieve meaningful revenue generation and profitability for Metabolix from the venture. Following the termination of the joint venture, we believe we are well positioned to launch the

PHA biopolymers business under a new commercial model based on several key factors with the objective of creating a high margin, high growth business opportunity.

PHA Biopolymers Business	Previously under Telles JV	Metabolix 2012 and Beyond
Customers and Markets	Broad-based approach in several market segments	Focus on strategic customers and high margin segments as foundation for business
Initial Manufacturing Scale	Design capacity of 50 kilotonnes annually at industrial scale	Targeting 10 kilotonnes annually, then expand capital investment and capacity according to demand
Business Partners	Exclusive to ADM globally	Ability to engage multiple partners
Technology Base	2006 research technology used in Commercial Manufacturing Facility	Opportunity to deploy 2012 technology with improved yield and recovery processes
Value Chain	Manufacturing component separate from commercial entity	Potential to create integrated chain controlled by Metabolix

        Mirel biopolymers were produced successfully at industrial scale for two years. The product was produced at very high quality and in a targeted range of grades suited to different customer uses. Going forward, we see the potential to deploy our latest technology into industrial production at an initial scale that is well matched to customer demand, and to develop plans to grow capacity in tandem with the growth outlook for our markets. In addition, we marketed Mirel biopolymers for more than two years on behalf of Telles and demonstrated market acceptance and the brand value proposition with over 50 customers. We have a highly differentiated technology resulting in a premium product with the proven ability to price at over $2.25 per pound and higher, depending on the application and market. Going forward, we anticipate our marketing and product development activities initially focusing on performance applications to provide high value material to customers in key markets.

Marketing and Product Development

        Metabolix has established a core team in its biopolymers group to provide continuity with our PHA biopolymers technology and markets as we focus on launching the business under a new manufacturing and revenue model. We retain rights to all product certifications and trademarks as well as more than 5 million pounds of inventory. We plan to manage the existing inventory strategically to supply the customers that are core to our business as well as to drive continued, focused product development activities. We believe that the current supply of existing inventory will enable us to supply strategic customers, those committed to the product and who can support our efforts to establish a new model for manufacturing and supply. We also plan to use some inventory to continue product development activities on behalf of customers and to develop product for high value uses. We believe our existing inventory will be adequate to supply core customer needs until we establish alternative, new manufacturing model and supply chain.

The Value Proposition of Mirel Biopolymers

        We believe Mirel biopolymers offer the broadest range of properties and processing options compared to today's existing bioplastics. We believe Mirel's unique combination of being both biobased and biodegradable while having comparable functional properties to petroleum-based polymers stands alone in the bioplastics marketplace. We are positioning Mirel biopolymers as a specialty material that can serve conventional plastic functional needs (which petroleum-based polymers may satisfy), deliver new functionality that can be leveraged to reduce system costs (e.g. new end-of-life solutions based on broad biodegradability) in addition to satisfying consumer preference for environmental responsibility (which petroleum-based polymers cannot address). Consequently, we expect to price Mirel at a premium as a specialty product as compared to the price of large volume commodity polymers, but comparable to a number of specialty polymers. Our strategy is to enter the market with premium priced products that address specialized segments that can be served competitively by the distinctive properties of Mirel biopolymers. Mirel biopolymers can be produced in pellet form (for further processing and re-sale as finished goods or components by customers), in densified form and as a blend with other biodegradable materials, and we may also provide Mirel biopolymers in other forms as may be determined by our customers.

        We believe that the principal advantages of Mirel biopolymers will be the ability to use renewable feedstocks and the biodegradability properties of the materials combined with their performance when compared to alternative products. We believe Mirel biopolymers are unique compared with other biodegradable (both petroleum and renewable resource based) plastics when evaluated based on the following factors:

        Biodegradability—Mirel biopolymers will biodegrade due to the action of microbial agents in a wide variety of conditions, including home and industrial compost systems, soil, anaerobic environments such as those found in anaerobic digesters and septic systems, and marine and fresh water environments. The rate and extent of Mirel's biodegradability will depend on the size and shape of the articles made from it as well as the specific end-of-life environment. However, like all bioplastics and organic matter, Mirel biopolymers are not designed to biodegrade in conventional, non-active landfills. Many plastics considered to be biodegradable only degrade in a controlled municipal industrial compost facility.

        Biobased Feedstocks—Because fossil feedstocks are the primary raw material for the plastics industry, prices of conventional polymers can be adversely affected by fossil fuel supply disruptions and price volatility. Mirel biopolymers are produced using a biobased feedstock, which may lead to a more predictable cost structure when compared to petroleum-based plastic. Biobased feedstocks recycle carbon through photosynthesis, which removes carbon dioxide from the atmosphere. Conversely, the use of fossil feedstock results in release of carbon that has been sequestered underground for millions of years increasing atmospheric carbon dioxide that acts as a greenhouse gas ("GHG"). Producing Mirel biopolymers based on renewable resources therefore contributes to reduction of GHG emissions in addition to reducing reliance on finite petroleum resources.

        Property Range—Similar to petroleum-based plastic, Mirel biopolymers possesses a particularly broad range of functional properties, varying from hard and stiff to soft and flexible.

        Processability—Mirel biopolymers can be processed in many types of existing conventional polymer conversion equipment that is currently being used for petroleum-based plastic.

        Upper Service Temperature—Mirel biopolymers will withstand temperatures in excess of 100o C, i.e., the boiling point of water, an important threshold. Some formulations of Mirel biopolymers can withstand temperatures up to 130o C.

        Resistance to Hydrolysis—While Mirel biopolymers will biodegrade in marine and fresh water environments, they are resistant to reacting with cold or hot water over the intended life span of the product.

Biobased and Biodegradable

        Mirel biopolymers have the advantage in the marketplace of being both biobased and biodegradable while having comparable functional properties to petroleum-based polymers. However, in today's marketplace there is sometimes confusion about the use of the terms "biobased" and "biodegradable." Metabolix has committed to following industry guidelines when making these claims. Mirel biopolymers have received the Vinçotte certifications of "OK Biodegradability Soil" for natural soil biodegradability, "OK Biodegradability Water" for fresh water biodegradability, "OK Compost" for compostability in an industrial composting unit, and "OK Compost Home" for compostability in home composting systems. Vinçotte is the recognized European authority on materials inspection, certification, assessments and technical training. Mirel biopolymers are the only non-starch bioplastics to gain all four Vinçotte certifications. In addition to the Vinçotte certifications, Mirel biopolymers have been certified compostable by the Biodegradable Products Institute ("BPI"), an independent North American certifier of compostable material. BPI certification shows that Mirel biopolymers comply with the specifications established in the American Society for Testing and Materials standard ASTM D6400 for composting in a professionally managed composting facility.

Regulatory Requirements

        Some applications for which Mirel may be suitable, such as food packaging, plastic-coated paper cups, and lids for disposable cups, involve food contact, which, in the United States, is regulated by the U.S. Food and Drug Administration ("FDA"). The FDA process for food contact requires the submittal of a dossier, which is made up of a number of extraction studies conducted under specific guidelines.

        In 2010, Mirel F1005, F1006 and F3002 grades were cleared for use in non-alcoholic food contact applications. The conditions of use range from frozen food storage to boiling water up to 100°C, including microwave reheating. Mirel is suitable for a wide range of injection molded food service and packaging applications including caps and closures, and disposable items such as forks, spoons, knives, tubs, trays, and hot cup lids. The clearance also includes products such as housewares, cosmetics and medical packaging.

        In early 2012, Mirel biopolymers in both film and thermoforming grades were cleared for use in food contact applications including paper coatings, bags, cups, trays, and squeeze bottles. An application to EFSA (European Food Safety Authority) for approval of Mirel biopolymers in film grade for use in food contact applications is pending in the European Union.

Trends and Opportunities for Mirel Biopolymers

Branded Products

        The market for branded products and services with attributes of environmental responsibility and sustainability is an emerging business opportunity. We expect that by co-branding products that use Mirel and Mvera, Metabolix and its customers will be able to jointly promote environmental responsibility. We believe that producers are positioning products as environmentally responsible or superior to gain a competitive advantage as they believe consumer preferences are shifting. We believe the use of Mirel in branded products either directly or for packaging will facilitate and enhance customers' efforts to exploit this trend.

Regulated Markets

        Regulatory action, such as bans, taxes, subsidies, mandates and initiatives, to encourage substitution of renewable and sustainable materials for petroleum-based incumbents is increasing. It is notable that there are bans on single-use plastic bags being mandated in areas around the world. In the geographic segments where regulatory drivers exist, we expect that Mirel biopolymers can meet requirements for biobased content or biodegradability that favor Mirel biopolymers over conventional petroleum-based plastics. In addition, producers are now anticipating regulatory change and are initiating programs to introduce sustainable materials to their products prior to or in an attempt to forestall implementation of such regulation. We believe that as awareness of our practical and affordable alternative grows, the pace of regulatory change may accelerate.

Market Segments for Mirel Biopolymers

        Although there are significant opportunities across many market segments, we are initially focusing on four main market segments: agriculture/horticulture, compost and organic waste diversion, marine and aquatic, and sustainable packaging. These markets have the strongest need for materials that are biobased and biodegradable either for branding value, because of regulatory requirements, or because biodegradability offers a useful property such as new end-of-life solutions like composting or anaerobic digestion. To approach these market segments, we expect to conduct certain, focused product and market development activities, including working with potential customers to determine their specific needs, and we have begun the process of qualifying our material for certain customer applications. As we identify new sources for manufacturing and new inventory becomes available, we expect that these activities will accelerate.

        The performance profile of Mirel biopolymers is closely matched to the needs of the following market segments:

Agriculture/Horticulture

        Applications such as agricultural film (mulch film, field film, bale wrap, green house film), sod netting, erosion control netting and fencing have a strong need for the biodegradability offered by Mirel. In the case of field and mulch agricultural film, Mirel will biodegrade naturally after use and can be tilled into the field after a growing season. This can avoid the costs associated with the labor of removing the film from the fields and the associated disposal costs. In horticulture, the use of Mirel can eliminate the need and cost of removing plant pots when planting and the subsequent costs associated with disposal. As compared to existing bioplastics in the market, Mirel offers biodegradability, excellent toughness and strength, and long term shelf life prior to use. We do not believe that existing products provide both the robust performance in use combined with the biodegradability that Mirel offers.

Compost and Organic Waste Diversion

        Applications such as industrial can liners, kitchen compost bags and organic lawn and leaf bags have a strong need for the biodegradability offered by Mirel. Composting is becoming more and more popular as a method for organic waste disposal. Industrial users are seeking solutions which help them eliminate waste and enhance sustainable options. The use of Mirel biopolymers allows both the industrial and consumer users to dispose of these wastes in a bag that is biodegradable in industrial composting as well as home composting. In addition, Metabolix has developed a distinct formulation of Mirel biopolymer called Mvera, which is a certified film grade resin intended for use in industrial composting.

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

Sustainable Packaging and One Time Use Items

        Many plastic items, particularly single use items such as bottles and caps, cups, lids and straws, and grocery bags become litter in the environment where they can become a significant problem. Mirel products, disposed of along with food waste, can be fed into composting or anaerobic digestion systems. Sustainable opportunities for the application of Mirel biopolymers exists to help reduce packaging usage with film or coated paper products that enable less paper and thinner coatings. Regulated materials used in one time use protective packaging for shipping electronic devices such as expandable polystyrene can be replaced with renewable equivalents based on PHA. Recycle of packaging materials can also be increased by solving issues with paper repulping that ocurr with paper treating materials such as waxes, adhesives and coatings.

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

        A few companies, such as DuPont, Dow Chemical, Arkema, and Braskem have taken steps toward plastics based on renewable resources, and are commercializing conventional plastics that use building blocks derived from renewable resources as components. These products are generally not biodegradable. Other producers of petroleum-based plastics, including BASF, Mitsubishi Chemical, and DuPont, now produce certain petrochemical grades that are biodegradable in industrial compost environments, but are otherwise persistent in the environment and are still subject to the volatility of oil and natural gas prices.

        Our most comparable competitors are in the biodegradable, renewable resource based plastic segment, within which there are three distinct technologies: PHA, polylactic acid (PLA) and starch-based biodegradables. Just as a wide variety of different petroleum-based plastics now serve the needs of the market; we believe that these three product classes are more complementary than competitive. We believe that of these three product classes, Mirel offers a broad range of properties and processing options, and will address a large proportion of opportunities as an environmentally attractive yet functionally equivalent alternative to conventional petroleum-based plastics. Unlike PLA and most starch-based biodegradables, Mirel can:

  •
  biodegrade in natural soil and water environments, including the marine environment,

  •
  biodegrade in industrial or home composts,

  •
  remain functional in a wide range of temperature settings, and

  •
  not break down in everyday use.

        Companies active in the PHA plastics segment include Kaneka, Tianan, Tianjin, EcoMann and a minor producer in Brazil. The key players in PLA and starch-based biodegradable plastics include NatureWorks, Mitsui Chemical, Teijin, Novamont and Biome.

        Some of Mirel's competitors are summarized below.

Biodegradability	Based on Petroleum	Based on Renewable Resources
Biodegradable	Synthetic Biodegradable: BASF (EcoflexTM) Dupont (BiomaxTM) ShowaDenko (BionolleTM) Mitsubishi Chemical (GS Pla)	PHA: Kaneka (PHBH) Tianan (PHBV) Tianjin (SoGreenTM) EcoMann (EM)
PLA: NatureWorks (IngeoTM) Mitsui Chemical (LaceaTM) Teijin
Starch-based: Novamont (Mater-BiTM) Biome
Non-biodegradable	Conventional petroleum-based plastics	Dupont (SoronaTM (~30% biobased) Dow Chemical (Soybean Polyurethanes) Arkema (Nylon 11) Braskem (polyethylene)

Biobased Industrial Chemicals Platform

Overview

        The combined global market for conventional C4 and C3 industrial chemicals is estimated at more than $10 billion annually. These fundamental building block industrial chemicals have application to a broad range of industrial and consumer products. We view this market as attractive both commercially and technologically for the development and deployment of our PHA fermentation and FAST recovery technologies. We believe we will be able to produce these chemicals from renewable feedstocks cost effectively as "drop in" replacements in the industry supply chain for conventional chemicals produced with oil priced at or above $90 per barrel.

        Our objective is to develop and commercialize biobased industrial chemicals starting with C4 and then C3 through partnerships with industry leaders. Our business strategy is to form strategic alliances where our partners contribute fermentation and manufacturing capabilities, access to market channels in the value chain and related assets, and Metabolix contributes intellectual property, proprietary technology and process engineering capabilities to enable commercialization of a new source of supply for competitive, cost-effective biobased industrial chemicals to meet rising global market demand.

        In our biobased industrial chemicals platform, our C4 program is most advanced in development toward commercialization. We have developed our proprietary fermentation and FAST recovery processes to produce biobased gamma-butyrolactone ("GBL") at industrial scale. Through an established synthetic route, our biobased GBL can be converted to biobased butanediol ("BDO"), the workhorse of the C4 industry value chain that enables access to broad segments of the market.

        We have also demonstrated that our technology is directly applicable to the manufacture of biobased acrylic acid, the primary industrial chemical in the C3 industry value chain. We have focused initially on engineering production strains for fermentation and validating our FAST recovery process for production of biobased acrylic acid.

Market for C4 and C3 Industrial Chemicals

        Global demand for conventional C4 industrial chemicals is estimated at approximately $3 billion annually, and has been growing at a rate of approximately 4 percent per year. C4 chemical products include BDO, and related chemicals including GBL, tetrahydrafuran ("THF") and pyrrolidones. These chemicals are used at industrial scale in a wide range of applications including engineering plastics, resins and solvents, auto parts, spandex, fabrics and fibers, personal care products and in semiconductor manufacturing. According to industry sources, manufacturing in this sector is concentrated as the top five companies represent approximately 60% of the market. Today, conventional C4 chemicals are produced almost entirely from fossil-based hydrocarbons such as natural gas, oil or coal. Furthermore, there are no material quantities of biobased C4 chemicals on the market. Industry experts currently estimate that the first commercial scale supply of biobased C4 chemicals based primarily on bio-succinic acid will begin to enter the marketplace in the 2014-2015 timeframe and will initially represent a small fraction of the C4 market.

        Global demand for C3 chemicals is estimated at greater than $8 billion per year based on sales of 9 billion pounds annually. The global market is projected to grow at an annual rate greater than five percent driven by increasing demand in Asia, including China and India. Conventional C3 chemicals, including crude acrylic acid, glacial acrylic acid and acrylates, are used in products such as superabsorbent polymers (SAP), water treatment chemicals, coatings (decorative, automotive, and paper) and adhesives.

        Industry experts believe that escalating prices for both acrylic acid and its main feedstock propylene affect the economics of producing C3 chemicals and have created an interest in producing C3 from renewable routes. These routes may serve to reduce or contain costs and to uncouple production from the volatility of petroleum markets.

        Industry experts also believe that regulatory and government mandates seeking to increase utilization of biobased chemicals will become meaningful drivers for the market adoption of biobased C4 and C3 chemicals into the industrial chemical supply chain. In addition, we believe that brand owners are beginning to actively seek more renewable options from their supply chain producers. We also believe that growing awareness among both manufacturers and consumers for products containing renewable content may also become an increasingly important factor in driving conversion to biobased chemicals over the long run.

Metabolix's PHA Technology and FAST Recovery Process

        Conventional C4 chemicals are produced through established synthetic routes utilizing petrochemical-based feedstocks. Our process for creating biobased industrial C4 chemicals involves engineering metabolic pathways into microbes that in a fermentation process produce specific biopolymers that serve as precursors for the C3 and C4 chemicals. Through our PHA technology, we are able to control the microbe biology to achieve high concentrations of specific, naturally-occurring biopolymers that accumulate inside cells as they metabolize sugars. This intracellular accumulation of the biopolymers inside the microbes is a unique and differentiating aspect of our technology. When the fermentation is completed, we have developed a novel, one-step recovery process known as "FAST" (fast-acting, selective thermolysis) that converts the biopolymers, in this case, poly-4-hydroxybutrate ("P4HB") directly to GBL using heat. In addition to producing GBL directly, known catalytic processes can be used to cost effectively convert GBL to BDO.

        The FAST recovery process is a proprietary, low-cost, energy-efficient approach to recover high-purity biobased chemicals directly from dried whole fermentation broth. Our results show that

80 percent of the dry weight of the microbial cells from fermentation is P4HB. We have shown that we can recover 90-95 percent pure chemical product in a single recovery step. In addition, the residual biomass from the fermentation step is converted to char, and can be recycled and combusted for process heat, making the FAST process energetically self-sustaining. Further, the water evaporated during the drying of the whole fermentation broth can be recycled after the product is isolated to eliminate wastewater and minimize make-up water requirements.

        We believe our technology is differentiated and that it allows diversification of feedstock from existing fossil sources to renewable sources and this will offer cost advantages. Based on our understanding of industry economics, inputs and cost drivers, we believe that our FAST process for biobased industrial chemicals may produce economic advantages in deployment such as lower capital investment and lower manufacturing cost under future anticipated oil price scenarios. We have the ability to repurpose existing fermentation assets and leverage our common FAST recovery process platform to manufacture a range of chemicals and intermediates allowing a low capital entry strategy. In addition, with the elimination of fossil fuel inputs with our process, we believe our biobased C4 and C3 chemicals can be produced with a significantly lower carbon footprint as compared to conventional chemicals, provided renewable energy is used to power fermentation.

Progress in our Biobased C4 Research and Development Program

        We began our program in biobased industrial chemicals in 2007 when we received an Advanced Technology Program ("ATP") award from the U.S. Department of Commerce's National Institute of Standards and Technology. The program was designed to create a class of biobased routes for producing important industrial chemical intermediates, reducing our nation's dependence on fossil-based feedstocks and providing the nation with competitive advantages in polymers, chemicals and agriculture, all while reducing adverse environmental impacts.

        The $2 million award funded our integrated bio-engineered chemicals ("IBEC") program to develop sustainable solutions for widely used C4 industrial chemicals. Over the three year grant period of our IBEC project, we achieved all of the program milestones. We demonstrated that we could engineer microbes to produce a range of PHA polymers though the fermentation of plant-derived sugars. We also demonstrated that these biopolymers could be converted into a variety of C4 industrial chemicals. At the conclusion of the project in 2009, we had developed a scalable first generation industrial production microbe.

        Beginning in 2010, we focused our efforts on the technology and commercial development of the specialty C4 chemicals segment that includes GBL as well as BDO, THF and the pyrrolidones. Our initial focus is to develop a commercial-scale process to directly produce biobased GBL. We also plan to use an additional synthetic route to convert biobased GBL to biobased BDO, allowing us to access this broad segment of the C4 market.

        During 2010, we completed our first large-scale fermentation demonstrating scale-up of biobased GBL by a factor of 250 times with the strain performing essentially as expected based on the prior laboratory results. Our recovery and purification efforts continued and we made progress toward production of biobased GBL samples for shipment to potential customers for testing. We also expanded exploratory partnership discussions focusing on both upstream and downstream aspects of the value chain.

        Building on those discussions, in July 2011 Metabolix and CJ CheilJedang announced the execution of a joint development agreement to continue to advance and refine our production technology and assess investment options for the commercialization of biobased C4 chemicals via fermentation. CJ BIO, a division of CJ CheilJedang, is a world leader in fermentation based research and development and manufacturing producing a range of nucleotides, and amino acids, including lysine.

        Under the joint development agreement, CJ will contribute fermentation assets and expertise to produce pilot quantities of dried whole fermentation broth containing the biopolymer precursor for C4 chemicals. We plan to continue the development of microbial strains and the scale-up of our proprietary FAST recovery process in an effort to produce high-purity C4 chemicals. In addition, we and CJ are collaborating closely to develop a detailed market and economic analysis examining all aspects of an investment to commercialize biobased C4 chemicals. We expect the initial market entry to be through GBL and BDO, with subsequent growth into THF and polyester engineering resins ("PBT"). CJ BIO operates world-scale fermentation facilities in China, Indonesia and Brazil and has announced new fermentation investments in Malaysia and the U.S. These sites will be analyzed as production bases for biobased C4 chemicals based on the Metabolix PHA technology.

        In 2011, we continued refining and scaling our fermentation and thermolysis processes and conducted an in-depth analysis of the market opportunity for "green" GBL. We successfully conducted a trial fermentation run at the 60,000 liter industrial scale. We recovered the biomass from the production runs and, using our FAST technology, extracted tonnage quantity of our biobased GBL for use in pilot testing by potential customers.

        We tested the GBL product produced using our PHA fermentation and FAST technologies and confirmed that the material met the existing industry specifications for conventional GBL. The existing industrial chemical specification benchmarks for GBL are 99.7% purity for general chemical grade and 99.9% for electronic grade. In addition, we sent our GBL samples to a private laboratory to test for the presence of Carbon 14 (a test for fossil carbon), and the results using this well established test showed that the carbon in our GBL samples meets the requirements for being designated "renewable."

        We also worked with a prospective downstream partner and demonstrated at laboratory scale the ability to convert our biobased GBL to N-methyl-2-pyrrolidone ("NMP") and meet industry specifications. According to industry sources, over 70 percent of GBL consumption is for the manufacture of NMP, which is used as a solvent in lube oil extraction, electronics applications, paint strippers, magnetic wire coatings and engineering resins.

        Based on meeting our internal milestones of producing biobased GBL at industrial scale and meeting industry specifications, in 2011 we continued to conduct a series of exploratory partnership discussions focusing on both upstream and downstream aspects of the C4 value chain.

        In 2012, we expect to be prepared to complete the preliminary design for a commercial scale plant including all of the components of our fermentation and recovery process to generate biobased GBL. In conjunction with our technical progress, we expect to continue discussions with CJ and other industry leaders with the goal of forming the industry alliances necessary to successfully bring our biobased C4 industrial chemicals, including GBL and BDO, into commercial production.

Progress in our Biobased C3 Research and Development Program

        Today, the global market for C3 chemicals, primarily acrylic acid, is estimated at $8 billion annually. The primary synthetic route for making conventional acrylic acid is the use of propylene oxidation which converts propylene to crude acrylic acid and glacial acrylic acid. This synthetic route to make acrylic acid relies almost entirely on fossil-based hydrocarbons. Based on our internal market assessments, we believe that there will be a clear and growing demand from brand owners for biobased acrylic as it is used in consumer-facing products such as paints, diapers and detergents.

        Based on our success demonstrating our technology to produce biobased C4 chemicals, we are targeting the significant market for C3 chemicals, and specifically the production of biobased acrylic acid for deployment of our technology. Our initial efforts were focused on establishing a clear technology and intellectual property strategy for production of C3 chemicals with only minor modifications to existing manufacturing infrastructure. The additional consideration we have anticipated early in our program to develop acrylic acid is the inherent difficulty working with the molecule as it is highly reactive and corrosive and has to be handled under proper conditions.

        Our objective is to develop and commercialize a new route to the production of biobased acrylic acid and acrylic esters with the goal of being cost competitive with fossil-based C3 chemicals at an oil price of $90 per barrel. Our strategy is to develop the new process and, given downstream processing and market considerations, work with a strategic partner early in the development cycle to develop the technology for successful commercialization.

        In 2011, we undertook a market analysis of the global market for acrylic acid to assess the market participants, renewable technology competition, economics, intellectual property status, and end markets. We reached the conclusion that producing biobased C3 chemicals could be very attractive for deployment of our technology.

        Based on this analysis, Metabolix began research and development in 2011 to extend our PHA fermentation and FAST recovery technology into the production of acrylic acid. We successfully engineered microbes that accumulate poly-3-hydroxypropanoate ("P3HP") and we demonstrated small scale (20-30L) fermentation. We also developed refinements to our FAST recovery technology adapted to the unique properties of acrylic acid. In our process, P3HP is produced by fermentation, then the dried biomass is converted directly to acrylic acid at essentially quantitative yield. A major advantage of our process is that it avoids any additional chemical conversion steps.

        In 2012, Metabolix plans to continue scale up of fermentation and to engineer additional microbial strains for testing. We also plan to continue development and optimization of our FAST recovery technology to produce biobased acrylic acid or acrylate esters to match the chemical specifications of conventional chemical counterparts. In addition, we also expect to continue exploratory partnership discussions.

Industry Landscape

        The current global market for C4 and C3 chemicals is based almost entirely on fossil-based hydrocarbon feedstocks. In general, the conventional C4 and C3 markets in Europe, North America and Japan are dominated by several established international companies. The C4 market is expected to grow at a four to five percent rate over the next five years. In addition, in 2008 there was some contraction in the C3 market due to the recession and a decrease in the market for construction materials, including paints and coatings. Industry sources estimate a return to historical growth rates for C3 acrylic acid of approximately five percent annually based on the outlook for improved economic conditions and an increase in adoption of SAPs in China.

        The nature of the chemicals industry historically follows a well-established trend where innovation and technology evolve to leverage new feedstocks that provide cost advantage. As potential alternatives to the primary synthetic routes currently deployed by the industry, there are several alternative bio-based routes being developed to produce biobased C4 and C3 chemicals. Based on our analysis of the market, we believe that over time, new capacity built to produce C4 and C3 will increasingly be based on technology that leverages renewable and less volatile feedstocks.

        Our closest competitors are developing biobased technologies to produce biobased C4 and C3 through a variety of routes at industrial scale. These include Genomatica, Arkema, OPX/Dow and Novomer.

        Summarized below is an overview of the industry landscape for conventional and biobased C4 and C3 industrial chemicals.

Industrial Chemical Market	Top 5* Producers (Conventional Routes)	Biobased Alternative Routes
C4 (GBL, BDO, NMP, and THF)	BASF Dairen Chemical ISP (Ashland) LyondellBasell Mitsubishi	Genomatica (Direct BDO fermentation) Metabolix (PHA Fermentation) Myriant, Bioamber, Reverdia, (Succinic acid production followed by conversion to BDO)
*Represent >60% of the global C4 (BDO) market
C3 (Acrylic Acid)	Arkema BASF Dow (Rohm & Haas) LG Chemical Nippon Shokubai	Arkema (Glycerol catalytic conversion to Acrylic Acid) OPX/Dow, Cargill/Novozymes(3HP Fermentation) MATRIC (Chemical Conversion of Lactic Acid)
*Represent >50% of the global C3 acrylic acid market	Novomer (ethylene oxide conversion to B-propiolactone followed by conversion to acrylic acid—only biobased if ethylene oxide is derived from EtOH)
Genomatica (fumaric acid metathesis with ethylene)
Metabolix (PHA Fermentation)

Crops Platform

Overview:

        The petroleum industry is based on a global model where fossil resources are extracted from the earth. Once captured, the fossil resource feedstock is transported to refineries where 90 percent is used to produce fuel and the remaining 10 percent is used to produce industrial chemicals, including plastics. With the increasing worldwide demand for fuels from renewable sources and the emerging demand for biobased plastics, chemicals and chemical intermediates, we believe there is a long term opportunity to create an alternative to the petroleum model based on the co-production of renewable energy and chemicals from crops.

        Our objective is to develop patented technology to enable commercialization of renewable fuel and chemicals co-produced in proprietary crops. Our business strategy is to leverage our intellectual property and PHA technology in microbes and make the research adaptations and breakthroughs needed to create proprietary systems to produce poly-3-hydroxybutrate (PHB, a subclass of PHAs) in the leaves and stems of plants. Our approach leverages our FAST recovery technology to separate PHB from the plant biomass to produce biobased plastics, chemicals and biofuel with favorable economics.

        Over the course of this program which began in 2001, Metabolix has engaged in collaborations with academic institutions and secured more than $15 million in government grants to advance this research. In our research to date, we have achieved proof of concept for our proprietary technology for producing PHB bioplastics in demonstration crops and crops of agronomic interest including tobacco, oilseeds, switchgrass and sugarcane. We have also filed for intellectual property covering our inventions and have been awarded more than 30 patents to date. Further, Metabolix researchers and academic collaborators have published our research results in peer reviewed journals.

        The most recent grant, awarded to Metabolix by the Department of Energy ("DOE") in 2011, is intended to demonstrate the production and recovery of chemicals from crops. This three year, $6 million grant is expected to enable us to increase yields of PHB in switchgrass plants and conduct pilot testing to convert the PHB-containing biomass to crotonic acid using our FAST recovery process. Crotonic acid can be converted to a variety of chemical intermediates that are typically produced from non-renewable resources. In addition to the value of the biomass for producing biofuel, this process could create a pathway from crotonic acid to chemical intermediates that are currently valued at over $80 billion annually. Metabolix expects to continue investment in the crop program in 2012 focused on switchgrass.

PHB and FAST Recovery Technology for Crops

        PHAs are a natural component of numerous organisms in multiple ecosystems. In microbes, PHAs are natural intracellular stores of carbon and energy that accumulate as discrete granules within a cell when faced with a nutrient limitation. These granules of biopolymer can be isolated and converted to materials. Based on prior work demonstrating the production and recovery of PHA from microbial fermentation, researchers at Metabolix are developing proprietary genetic engineering systems to produce PHB from non-food crops. Precise insertion of novel pathways in plants is challenging due to the need for and the complexity of introducing multiple foreign genes and the lengthy time required for the cross-breeding of plant generations having new gene systems. Our researchers have designed expression systems for PHB using three genes (thiolase, reductase and PHA synthase) which are required to increase production of PHB in plant tissue. A key consideration in the work is to shift metabolism in the plant to increase PHB production but to not impair the ability of the plant to thrive and reproduce. Metabolix has developed different genetic engineering systems for different plant crops including tobacco, oilseeds, switchgrass and sugarcane. In research published to date in our program, we have achieved the following levels of PHB as a percent of dry weight in our plants: Tobacco (18% in leaves; 9% in whole plants), Oilseed/Camelina (8% in seeds; manuscript in development), switchgrass (6% in leaves) and sugarcane (4.8% in leaves).

        Our current research is primarily focused on increasing PHB yield in switchgrass to a target of approximately 10 percent dry weight of the plant. Switchgrass is a commercially and ecologically attractive, non-food energy crop that is indigenous to North America. Switchgrass is an attractive biomass to energy crop that is generally considered to be a leading candidate for cellulose-derived production of ethanol and other biofuels. It is a high density perennial crop that can grow on marginal land and does not require substantial inputs in terms of water or fertilization. It also has the capability of sequestering significant amounts of carbon dioxide from the atmosphere in its root systems.

        In tandem with this work, Metabolix researchers have been developing methods based on our FAST recovery technology which uses heat to convert PHB in the plant biomass to crotonic acid that can be recovered and then serve as a platform chemical to produce other chemical intermediates such as propylene, butanol and maleic anhydride. We envision that the residual densified biomass produced using the FAST process will be a higher energy, transportable feedstock (similar to coal) that can be readily integrated with existing power generation or for gasification to produce infrastructure compatible bioenergy.

Plant Science Research Milestones:

  Tobacco:    We evaluated the utility of a plastid transformation in engineering a robust system for expression of a multigene, biosynthetic pathway for the production of the bioplastic PHB in tobacco. We showed that tobacco has the capability to produce high levels of PHB, up to an average of 18 percent dry weight in leaves and 9 percent in the biomass of the entire plant. These plants were the subject of a field trial in 2009. The significance of this work was as a demonstration system in tobacco for development of our technology. Results were published in 2011 in Plant Physiology.

  Oil Seed/Camelina:    Camelina is an industrial crop native to Canada and parts of the United States. We evaluated co-production of biomaterials with seed oil and meal in Camelina. In 2008, we established a two year research collaboration with noted oilseed experts at the Donald Danforth Plant Science Center ("Danforth Center"), a leading not-for-profit research institute in St. Louis, Missouri. This collaboration was supported financially by a $1.14 million grant from the Missouri Life Sciences Trust Fund to the Danforth Center. Metabolix assembled a team of scientists in St. Louis to work closely with the Danforth Center's principal investigators with the purpose of achieving technical goals for stable production of biobased plastics directly in oilseed crops. Combining the Danforth Center's extensive experience in oilseed biochemistry and genetic engineering with our patented technologies allowed us to make significant progress towards these goals. Following the conclusion of the grant, in 2010, Metabolix continued to conduct oilseed research through its wholly-owned research company, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada. In 2012, Metabolix is focused on securing intellectual property in the oilseeds/camelina program.

  Sugarcane:    Sugarcane is a high yielding biomass crop that grows well in tropical climate zones including South America, Australia and parts of Asia. In 2007, we entered into a research collaboration with Australia's Cooperative Research Centre for Sugar Industry Innovation through Biotechnology ("CRC SIIB") to develop sugarcane lines for the production of bioplastics. Together with the CRC SIIB we achieved a bioplastic content level of 3.5 percent in sugarcane leaves. During 2010, we formed a collaboration with the Australian Research Council and The University of Queensland to further research with sugarcane. Under this collaboration we evaluated the use of new promoters to drive gene expression and achieved PHB levels as high as 4.8 percent of leaf dry weight. This research was published in March 2012 in the Plant Biotechnology Journal.

  Switchgrass:    In 2001, Metabolix was awarded the Biomass Biorefinery grant, a 5 year, $7.5 million grant involving seven universities and two national laboratories. This was Metabolix's first grant supporting development of technology to convert biomass crops to polyhydroxyalkanoate ("PHA") polymers in a biorefinery setting. During this grant, we completed work demonstrating the first successful expression of a functional multigene pathway in switchgrass. In 2003, the Biomass grant was replaced with a grant from the USDA and research continued. The results of our work in switchgrass were published in 2008 in the Plant Biotechnology Journal. Following completion of work under these grants, we continued research aimed at increasing levels of PHB expression in switchgrass and on broadening our intellectual property portfolio.

Department of Energy Grant and Recent Progress in Switchgrass

        In 2011, Metabolix was awarded a $6 million grant by the DOE to engineer switchgrass producing 10 percent by weight PHB in the whole plant and to develop methods to thermally convert the PHB-containing biomass to crotonic acid and a higher density residual biomass fraction for production of biofuel. Crotonic acid is a platform chemical that can be readily converted through simple, known chemical conversion steps to a range of commodity chemical intermediates including propylene, butanol and maleic anhydride.

        To date, Metabolix has demonstrated PHB production of up to 6 percent in switchgrass leaf tissue using proprietary genetic engineering and breeding technology. Metabolix has also achieved promising results in the model plant tobacco where PHB production of up to 9 percent dry weight has been achieved in whole plant. The approaches demonstrated in previous work will be applied to the ongoing research with the goal of increasing the levels of PHB to 10 percent in switchgrass, a level we believe could be commercially viable, if attained. In 2012, we expect to continue to advance research focused on increasing PHB production in switchgrass and developing a thermal conversion process for crotonic acid.

The Potential Benefits to Producing Renewable Energy and Chemicals from Plant Crops

        We believe we can engineer a commercial system that co-produces biobased bioplastics or chemicals along with biomass for conversion to energy (such as steam, electricity or biofuels such as ethanol or biodiesel). This concept, called a "biomass biorefinery," is based on the co-production of energy and higher value biobased plastic or biobased chemicals. It is analogous to today's energy/petrochemical industry where synthetic plastics are derivative value-adding products along with energy produced from petroleum and natural gas. We believe the co-production of biobased plastics or chemicals with energy in an integrated system will offer superior economic value and efficiency as compared to a single product system.

        We envision the following potential benefits to our approach:

  Integrated Value Chain Opportunity for Biobased Chemicals and Biofuels:    In a fully realized Metabolix crop-based bio-industrial production system, the value chain begins with the growth of crops containing PHB followed by polymer recovery to produce bioplastics or biobased chemicals and processing of residual biomass for generating energy or biofuel.

  Crop Diversification:    The production of PHB in crops provides an opportunity for farmers to diversify their crop plantings to a crop with higher income potential and potential for reduced risk exposure.

  Source of High Value Biobased Chemicals:    PHB can be used directly as bioplastic and to derive a number of valuable, biobased industrial chemicals. Adoption of PHA bioplastic materials derived from our PHB in consumable goods would avoid long term accumulation of plastic waste in landfills, roadsides, oceans and inland waters. PHA bioplastics are fully biodegradable under ambient, marine and anaerobic conditions. Production of biobased industrial chemicals from crops would serve to respond to the emerging demand for renewable content and would decouple chemical production from the market volatility for petroleum feedstocks.

  Greenhouse Gas Reduction with Bioenergy Production:    The cultivation of crops producing PHB can play a vital role in the reduction of global or local greenhouse gas emissions. Petrochemical plastics and chemicals require petroleum as both a feedstock and for process energy during production. In contrast, using crops to produce PHB uses CO2 from the atmosphere to form the biopolymer in addition to generating energy results in a reduced carbon footprint.

Intellectual Property

        Our continued success depends in large part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.

        We own approximately 480 issued patents and approximately 230 patent applications worldwide, and we have licensed from third parties approximately 50 issued patents and patent applications worldwide. In 2011, we filed 15 new patent applications based on inventions including methods of processing Mirel biopolymers and compositions for end user applications, use of PHA-containing biomass to produce biobased industrial chemicals, and PHA expression systems in microbes and plants. We were also granted or allowed 39 patent applications, 10 in the United States of America and 29 internationally, in 2011.The inventions covered under these patents include novel multi-gene encoding systems in microbes, methods for the extraction of PHA from biomass, polymer blends, and PHA biopolymers for medical applications.

        Our extensive patent portfolio covers, among other things, the fundamental biotechnology needed to produce Mirel biopolymers and a range of biobased chemicals as well as biopolymer compositions, processes and derived products. The licensed patents and patent applications include patents covering our core technology that are owned by Massachusetts Institute of Technology ("MIT") and exclusively licensed to us. Under the MIT licensing agreement, we pay annual license fees. In addition, under this licensing agreement, we are obligated to pay royalties on sublicensing revenue and sales of products, if any, covered by the licensed patents.

        Our intellectual property portfolio includes patents directed to compositions of polymers, genes, vectors, expression systems in plants and microbes, devices, coatings, films, as well as methods of manufacture and use. The terms of such patents are set to expire at various times between 2012 and 2030.

        In 2007 we entered into an exclusive license agreement with the University of Massachusetts at Lowell ("UMass") relating to United States Patent No. 5,883,199. The licensed technology was developed by inventors at UMass. During 2010 we granted a nonexclusive sublicense under this patent to BASF Corporation to produce and market blends of PLA and polybutylene adipate terephthalate ("PBAT"). BASF sells these blends under the trade name Ecovio®. During the first quarter of 2012 we granted a nonexclusive sublicense under the same patent to NatureWorks, LLC to make, use and sell blends of PLA with certain other polymers, including polybutylene succinate ("PBS"). In 2007 we entered into an agreement granting Abbott Laboratories an exclusive worldwide patent license for the use of our multi-gene expression technology in pharmaceutical product applications. We expect that from time to time we may grant further licenses and sublicenses under our patents and the patents we have licensed from third parties as appropriate and consistent with the commercialization of our own products.

        Our registered U.S. trademarks include Metabolix and Biopol, and Metabolix has U.S. registrations for Telles, Mirel, the Mirel heart-leaf design and Mvera. Additional U.S. registration applications for Metabolix, Bio-industrial Evolution, the Metabolix four-leaf design, Mirel and the Mirel heart-leaf design, and Mvera are pending. These marks and certain other trademarks have been registered in selected foreign countries.

Employees

        As of December 31, 2011, we had 119 full-time employees. Of those employees, 75 were in research and development, 7 were in sales and marketing and 37 in general and administration. Among our research staff, 21 hold Ph.D.'s and 39 hold masters' or bachelors' degrees in their respective disciplines. Our staff has expertise in the following areas: microbial genetics, bioinformatics, metabolic engineering, systems biology, plant genetic engineering, fermentation process engineering, chemical engineering and polymer science and engineering.

        As a result of ADM's termination of our Telles joint venture and our subsequent decision to restructure our operations we reduced headcount. As of March 1, 2012, we had 90 full-time employees. Of those employees, 59 were in research and development, and 31 in general and administration. Most of our employees are located in Massachusetts. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

ITEM 1A.    RISK FACTORS

        Our operations and financial results are subject to various risks and uncertainties that could have a materially adverse effect on our business, financial condition, results of operations and the trading price of our common stock.

Risks Relating to our Business

We have incurred net losses since inception. Termination of the ADM commercial alliance has increased the risks and uncertainties relating to commercialization of our first and only product, Mirel.

        We have generated net losses since being founded in 1992. Our ability to generate revenues in the near-term is highly dependent on the successful commercialization of Mirel, our first and only product in the market, which we were commercializing through our Telles joint venture with ADM. In January 2012 we were notified by ADM that they were terminating our commercial alliance effective as of February 8, 2012. Under the commercial alliance, ADM financed the construction of and owned the Commercial Manufacturing Facility in which it manufactured biopolymer resins under contract to Telles. Subject to certain limitations, ADM also financed the working capital requirements of Telles. Telles agreed to pay us royalties on sales of Mirel during the Commercial Phase of the Commercial Alliance Agreement. In addition, if Telles were to engage us to perform certain services during the Commercial Phase, and we accepted the service arrangement, Telles agreed to reimburse us for the cost of the services provided pursuant to the Commercial Alliance Agreement. Without ADM's continued support of our biopolymers program, we may not have the necessary financial or other resources to pursue the commercialization of PHA biopolymers, including Mirel and Mvera. We may require another partner to continue commercialization of Mirel, and we may not be able to enter into such a partnership on commercially reasonable terms or at all.

        Outside of biopolymers, our other technologies are in the early stages of development. We may never be able to manufacture and sell other products developed with our technology on a commercial scale. Our success will depend on our ability to obtain suitable partnerships and collaborations for commercialization of the technologies we have developed. Even if we can successfully manufacture and sell other products, whether we are able to generate a profit on any of these products is highly uncertain and depends on a number of factors including the cost of production, the price we are able to charge for these products, and the emergence of competing products.

Risks Relating to our Biopolymers Business Platform

We may not be able to obtain sufficient biopolymer manufacturing and compounding capacity.

        ADM operated its Commercial Manufacturing Facility under a manufacturing agreement with Telles, which paid manufacturing fees to ADM for production of PHA biopolymer resins. After termination of the commercial alliance, ADM retained its ownership of the Commercial Manufacturing Facility. We retained certain pre-commercial manufacturing equipment that was used in connection with pilot plant production of Mirel. However, we do not currently have a source for commercial scale manufacturing of biopolymers. The current and anticipated methods for manufacturing Mirel are highly complex processes in which a variety of difficulties may arise. We cannot assure you that we will be able to successfully manufacture Mirel at a scale consistent with customer demand in a timely or economical manner, or at all, or that the quality of the commercial product will be acceptable on a consistent basis.

        Since commercial manufacturing of Mirel at the Commercial Manufacturing Facility was still in its early stages, and a new source for manufacturing has yet to be identified, Mirel manufacturing costs are uncertain and may ultimately be higher than we expect. While we believe that manufacturing costs could be reduced over time as we gain manufacturing know-how and improve our technology, we cannot be sure that we can manufacture Mirel in an economical manner. If we fail to develop adequate manufacturing capacity and expertise or fail to manufacture Mirel economically at large scale or in commercial volumes, the commercialization of Mirel and our business, financial condition and results of operations will be materially adversely affected. Further, if we fail to obtain or maintain third party toll compounding services on acceptable terms, or to establish our own compounding facility to provide such services in a timely and economical manner, the commercialization of Mirel and our business, financial condition and results of operations will also be materially adversely affected.

        We cannot assure you that we will have the necessary funds to finance the construction of a new commercial manufacturing facility, or that we will be able to develop a manufacturing infrastructure in a timely or economical manner, or at all. We may depend on obtaining commercial partners to finance and/or construct a commercial manufacturing facilities for Mirel production. If the commercial manufacturing capacity that we build or otherwise obtain is not appropriate to the level of Mirel market demand, we may not be able to meet market demand for Mirel, and Mirel manufacturing costs may not be economical.

We relied heavily on ADM for the successful implementation of our biopolymer commercialization.

        We relied on ADM:

  •
  to provide capital, equipment and facilities for the manufacture of Mirel,

  •
  to provide expertise in performing certain manufacturing and logistical activities,

  •
  to provide funding for research and development programs, product development programs and commercialization activities,

  •
  to provide a corporate infrastructure for European sales and marketing activities, and

  •
  to provide access to raw materials.

        To continue the commercialization of Mirel and our biopolymers business, we may depend on third party collaborations and partnerships for some or all of the above. We may not be successful in establishing or maintaining suitable partnerships, and we may not be able to negotiate collaboration agreements having terms satisfactory to us or at all. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner's performance under any such arrangements could have a materially adverse affect on our business and financial condition.

        Because of ADM's termination of the commercial alliance, our ability to commercialize our biopolymers has been adversely affected, other Metabolix programs may be delayed or terminated, and we may have to use our funds, personnel, equipment, facilities and other resources to undertake certain activities on our own. Performance issues, program delay or termination or unbudgeted use of our resources may have a material adverse effect on our business and financial condition.

The commercial success of Mirel may be limited if we are unable to obtain raw materials in sufficient quantities or in a timely manner.

        We anticipate that the production of our biopolymer products will require large volumes of feedstock. ADM was the sole source of the dextrose (corn sugar) that was the primary feedstock for the production of Mirel. With the termination of the ADM commercial alliance, we are now free to explore the use of other feedstocks. However, we cannot predict the future availability of any particular feedstock or be sure that we will be able to purchase it in sufficient quantities or in a timely manner. Processing agents that are used in the manufacture of Mirel and additives and other materials blended with Mirel formulations may only be available from limited sources. If raw materials cannot be obtained in sufficient quantities or at acceptable prices, our ability to produce our biopolymer products may be impaired, the cost of manufacturing Mirel formulations may increase, and our business will be adversely affected.

Our biopolymer products may not achieve market success.

        We currently have limited customer commitments for commercial quantities of our biopolymers. Some prospective customers are currently evaluating and performing tests on Mirel prior to making large-scale purchase decisions. The successful commercialization of Mirel is also dependent on our customers' ability to commercialize their products which use Mirel, which may never gain market acceptance.

        Market acceptance of Mirel and future Metabolix products will depend on numerous factors, many of which are outside of our control, including among others:

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

  •
  general market conditions.

        We currently have limited marketing and sales experience and capabilities and virtually no distribution experience or capabilities. Our future revenues will be materially dependent upon our ability to identify and hire new employees and augment our own resources by entering into distribution arrangements and collaborations with third parties. If we are unable to develop or obtain access to sales and marketing and distribution expertise, sales of our biopolymer products, if any, may be adversely affected.

We face and will face substantial competition.

        We face and will face substantial competition from a variety of companies in the biodegradable, renewable resource-based plastic segment, within which there are three distinct technologies: PHA, PLA and starch-based biodegradables. While some of our competitors' existing products that are produced from renewable feedstocks do not have the range of properties that Mirel offers, such products are, nonetheless, suitable for use in a range of products at a price which may be lower than our premium priced product offerings. Our competitors include, but are not limited to, Kaneka, Tianan, Tianjin and EcoMann in the PHA plastic segment, NatureWorks, Mitsui Chemical, Teijin, Novamont, and Biome in PLA and starch-based biodegradables, as well as all of the producers of petroleum-based plastics. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than Metabolix. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current or new competitors.

Changes in government regulations encouraging the use of biodegradable alternatives to plastic products or the use of biofuels and changes in regulations pertaining to marketing of biodegradable products may have an adverse effect on our business.

        One of the key markets for our products is as compostable and biodegradable substitutes for non-biodegradable petroleum-based plastics. This market is driven in part by laws, regulations and policies designed to encourage or mandate the increased use of biodegradable alternatives to petroleum-based plastics. Numerous countries, states and localities have enacted such laws and regulations, including bans and taxes on the use of single-use plastic and non-biodegradable plastic bags, due to ecological and waste management concerns. The phasing out or elimination of these or similar laws and regulations may adversely affect the demand for our products.

        The state of California has enacted legislation limiting the use of the terms "compostable," "biodegradable" and similar terms in connection with certain plastic products. Similar legislation has been adopted or is being proposed in other jurisdictions. While these restrictions also impact our competitors, these laws and regulations may limit our ability to promote or market Mirel based on its biodegradability characteristics. This could adversely affect the demand for Mirel which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

        In addition, we are in the early stage of developing plant crops for co-producing plastics or chemicals together with biofuels. The market for biofuels is heavily influenced by governmental laws, regulations and policies mandating or providing incentives for fuel alternatives. The phasing out or elimination of these or similar laws and regulations may adversely affect the demand for biofuels and deter investment in the research and development in such products or biofuels, which would adversely affect our business.

Our success will be influenced by the price of petroleum, the primary ingredient in conventional petroleum-based plastics, relative to the price of biobased feedstocks used to make Mirel and other products.

        Our success will be influenced by the cost of Mirel relative to petroleum-based plastics. The cost of petroleum-based plastic is in part based on the price of petroleum. Mirel has been primarily manufactured using corn sugar, an agricultural feedstock. ADM supplied all required agricultural feedstock as part of our strategic alliance. If the price of plant sugar feedstocks were to increase and/or if the price of petroleum decreases, Mirel may be less competitive relative to petroleum-based plastics. A material decrease in the cost of conventional petroleum-based plastics may require a reduction in the prices of our products for them to remain attractive in the marketplace or reduce the size of our addressable market.

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

        To date our plant science programs have focused primarily on the genetic engineering required to cause the crops to aggregate polymer in the plant mass during the life cycle of the plant. We have not yet achieved a high enough concentration of polymer in commercial crops to make the current technology and process economically feasible at a commercial scale. If we are able to complete the genetic engineering work that leads to such aggregation at acceptable levels, we will also need to perform additional process engineering so that plastic can be recovered from the harvested crops, processed and formulated as required to constitute a marketable product. The time required for development, regulatory approval and commercialization of crop-based products is very long. Such development work may not be successful and we may not have the financial resources to fund such work.

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

        We cannot predict the costs of producing biobased plastics or chemicals in plant crops or producing chemicals through biological routes, given the stage of development of these programs. The anticipated methods for manufacturing biobased plastics and chemicals in crops and for producing bio-engineered chemicals and energy are highly complex processes in which a variety of difficulties may arise and there are extensive regulatory requirements to be met. The success of our industrial chemicals program will also depend on the cost of the sugars that we will use as feedstocks, relative to the price of petroleum. Given these uncertainties, we may not be able to successfully produce biobased plastics or chemicals in plant crops or biosourced chemicals in an economical manner.

We may not be successful in marketing the products of our new technologies.

        The success of our business model depends on our ability to correctly identify market opportunities for biologically produced polymers and chemicals. We intend to identify new market needs, but we may not always have success in doing so, in part because customers may perceive risks in adopting new materials, like Mirel, for use with existing products and because the markets for new materials and other products are not well-developed. Our products and technologies may become uncompetitive or obsolete if our competitors adapt more quickly than we do to new technologies and changes in customers' requirements.

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

        We have had net operating losses since being founded in 1992. At December 31, 2011, our accumulated deficit was approximately $246 million. Since 1992, we have been engaged primarily in research and development and other pre-commercial and early-stage commercial activities. Because we have a limited history of commercial operations and we operate in a rapidly evolving industry, we cannot be certain that we will generate sufficient revenue to operate our business and become profitable.

        Our revenue will be dependent on the successful completion of the commercialization of Mirel and other future products, directly by Metabolix or through other partnerships or joint ventures with third parties, and our ability to obtain funding from government grants and other sources. If we are unable to commercialize our technologies relating to the production of biobased plastics and chemicals in crops and biosourced industrial chemicals, or if sales of Mirel or such other products are not significant, we could have significant losses in the future due to ongoing expenses of research and product development. The amount we spend will impact our ability to become profitable and this will depend, in part, on the number of new products that we attempt to develop. We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable or achieve significant revenues.

We may need to secure additional funding and may be unable to raise additional capital on favorable terms or at all.

        We have consumed substantial amounts of capital since our inception in 1992 for our research and development activities. Although we believe our unrestricted cash, cash equivalents and investments of approximately $78 million as of December 31, 2011, will be sufficient to fund our anticipated cash requirements for at least the next 24 months, we may require significant additional financing in the future to fund our operations. We cannot assure you that additional financing will be available on terms acceptable to us, or at all. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through the use of existing cash resources and through strategic collaborations, governmental research grants, and/or by licensing all or a portion of our programs or technology. We may also seek additional funds through private or public sales of our securities, or debt financings. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Further, additional funding may significantly dilute the ownership interest of existing stockholders.

If we lose key personnel or are unable to attract and retain necessary talent, we may be unable to develop or commercialize our products under development.

        We are highly dependent on our key technical and scientific personnel, who possess unique information related to our research and technology. If we were to lose the services of these individuals, we may be unable to readily find suitable replacements with comparable knowledge and experience necessary to further our research, development and commercial programs. Our success depends largely upon the continued service of our management and scientific staff and our ability to attract, retain and motivate highly skilled technical, scientific, management, and marketing and sales personnel. Because of the unique talents and experience of many of our scientific, engineering and technical staff, competition for our personnel is intense. The loss of key personnel or our inability to hire and retain personnel who have required expertise and skills could have a materially adverse effect on our research and development efforts and our business.

Our products are made using genetically-engineered systems and may be, or may be perceived as being, harmful to human health or the environment.

        Mirel is a new material that has been produced by genetically-engineered microbes using sugar derived from genetically engineered corn as a feedstock. In the future our products may be produced in genetically-engineered crops or through fermentation using genetically-engineered microbes. We may incur liability and/or legal expenses if there are claims that our genetically-engineered crops damage the environment or contaminate other farm crops. Some countries have adopted regulations prohibiting or limiting the production of genetically-engineered crops and the sale of products made using genetically engineered organisms. Such regulations could harm our business and impair our ability to produce biobased polymers in that manner.

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

        The manufacture, use, sale and marketing of Mirel is subject to government regulations in the U.S. and other countries, including requirements for government approval of food contact applications. Our plant-crop and biobased chemical products will also be subject to government regulation in our target markets. In the U.S., the EPA administers the Toxic Substances Control Act, or TSCA, which regulates the commercial registration, distribution, and use of chemicals. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). The use and handling of GBL, the initial target of our biobased industrial chemicals program, is regulated by the U.S. DEA. The failure to comply with governmental regulations or to obtain government approval for our products could have a material adverse effect on our results of operations and financial condition. Governmental regulation or negative publicity could delay, reduce or eliminate market demand for our products which could have a material adverse effect on our results of operations and financial condition.

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

        If we were to violate or become liable under environmental, health and safety laws, we could incur costs, fines and civil and criminal penalties, personal injury and third party property damage claims, or could be required to incur substantial investigation or remediation costs. Moreover, a failure to comply with environmental laws could result in the revocation of environmental permits, which could prevent us, or our strategic partners, from conducting business. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business. Accordingly, violations of present and future environmental laws could restrict our ability to expand facilities, pursue certain technologies, and could require us to acquire costly equipment, or to incur potentially significant costs to comply with environmental regulations.

We may not have adequate insurance and may have substantial exposure to payment of product liability claims.

        The testing, manufacture, marketing, and sale of our products may involve product liability risks. Although we currently have product liability insurance covering claims up to $4 million per occurrence and in the aggregate, we may not be able to maintain this product liability insurance at an acceptable cost, if at all. In addition, this insurance may not provide adequate coverage against potential losses. If claims or losses exceed our liability insurance coverage, it could have a materially adverse effect on our business and our financial condition.

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

        We could incur substantial costs to bring suits or other proceedings in which we may assert our patent rights against others or defend ourselves in suits brought against us. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations.

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

        Various U.S. and foreign issued patents and pending patent applications owned by third parties exist in areas relevant to biopolymers and biobased chemicals, their compositions, formulations and uses, and processes for their production. Such third parties may claim that we infringe their patents. For example, we are aware of competitors with patents relating to biobased plastics. Such competitors may allege that we infringe these patents. There could also be existing patents of which we are not aware that our technologies may inadvertently infringe. In addition, because patent applications are maintained in secrecy for a period of time after they are filed, there may be currently pending applications, unknown to us, which may later result in issued patents that our technologies may infringe. If third parties assert claims against us alleging that we infringe their patents or other intellectual property rights, we could incur substantial costs and diversion of management resources in defending these claims, and the defense of these claims could have a materially adverse effect on our business. In addition, if third parties assert claims against us and we are unsuccessful in defending against these claims, these third parties may be awarded substantial damages, as well as injunctive or other equitable relief against us, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad. We cannot currently predict whether a third party will assert a claim against us, or pursue infringement litigation against us; nor can we predict the ultimate outcome of any such potential claims or litigation.

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

        An active trading market for shares of our common stock may not be sustained on a consistent basis. The public trading price for our common stock will be affected by a number of factors, including:

  •
  reported progress of our business and technology development, relative to investor expectations;

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

  •
  fluctuations due to revenue recognition under strategic alliance agreements;

  •
  failure to produce commercialized products or to find customers for these products;

  •
  the unpredictability of government funding for some of our programs;

  •
  failure to estimate or control contract costs;

  •
  adverse judgments or settlements in legal disputes;

  •
  expenses related to acquisitions, mergers or joint ventures; and

  •
  other one-time financial charges.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We do not own any real property. We currently lease approximately 28,000 square feet of office and research and development space at 21 Erie Street, Cambridge, Massachusetts. Our lease for this facility expires in May 2014, with the option to renew for two additional five year periods. We also lease approximately 5,200 square feet of additional office space at One Kendall Square, Cambridge, Massachusetts where the majority of our general and administrative employees are located. Our lease for this facility expires in May 2014. We also lease approximately 13,700 square feet of office and laboratory space at 650 Suffolk Street, Lowell, Massachusetts. Our lease for this facility was extended in February 2012 for an additional two years and now expires in May 2014. Our wholly-owned subsidiary, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada, leases approximately 4,600 square feet of office, laboratory and greenhouse space in Saskatoon. MOI's leases for these facilities expire in July 2012.

ITEM 3.    LEGAL PROCEEDINGS

        On February 17, 2012, a purported shareholder class action, Hilary Coyne v. Metabolix, Inc., Richard P. Eno, and Joseph Hill, Civil Action 1:12-cv-10318, was filed in the United States District Court for the District of Massachusetts, naming the Company and certain officers of the Company as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures during the period from March 10, 2010 through its January 12, 2012 press release announcing that Archer Daniels Midland Company (ADM) had given notice of termination of the Telles joint venture for PHA bioplastics, all in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The lawsuit seeks: certification as a class action, compensatory damages in an unspecified amount, plaintiff's costs and attorneys' fees, and unspecified equitable or injunctive relief.

        We are currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with this matter because it is at an early stage.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the NASDAQ Global Market under the symbol "MBLX." The following table sets forth, for the period indicated, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market, for our two most recent fiscal years:

	Common Stock Price
	2011		2010
	High	Low	High	Low
First Quarter	$12.78	$7.77	$13.13	$8.83
Second Quarter	10.95	6.50	17.12	10.03
Third Quarter	7.74	4.08	18.44	10.01
Fourth Quarter	5.54	3.28	15.39	9.92

        The close price of our common stock, as reported by the NASDAQ Global Market, was $2.64 on March 7, 2012.

Stockholders

        As of March 7, 2012, there were 34,138,574 shares of our common stock outstanding held by 66 stockholders of record.

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

Unregistered Sales of Securities

        On October 14, 2011, the Company issued 25,596 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as excluded securities.

Issuer Purchases of Equity Securities

        During the quarter ended December 31, 2011, there were no repurchases made by us or on our behalf, or by any "affiliated purchasers," of shares of our common stock.

Stock Performance Graph

        This graph compares the percentage change in cumulative total stockholder return (change in stock price plus reinvested dividends) on our common stock with the cumulative total return for the NASDAQ Composite Index and the NASDAQ Biotechnology index for the periods set below. This graph assumes a $100 investment in our common stock at a closing price of $18.94 per share on December 31, 2006. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Metabolix, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Metabolix, Inc.	$100.00	$125.66	$67.16	$58.34	$64.26	$24.02
NASDAQ Composite	100.00	110.38	65.58	95.27	112.22	110.58
NASDAQ Biotechnology	100.00	102.49	96.54	109.94	116.84	121.41

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected condensed consolidated statement of operations data for the years ended December 31, 2011, 2010, and 2009 and balance sheet data as of December 31, 2011 and 2010 have been derived from our consolidated financial statements and related notes, which are included elsewhere in this report, and have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as indicated in their report. The selected condensed consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited financial statements that are not included in this report. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share data)
Statement of operations data:
Total Revenue	$1,425	$448	$1,425	$1,555	$1,683
Operating expenses:
Research and development expenses, including cost of revenue	24,445	23,673	24,471	24,667	19,901
Selling, general and administrative expenses	15,841	15,714	15,683	15,780	15,598

Total operating expenses	40,286	39,387	40,154	40,447	35,499

Loss from operations	(38,861)	(38,939)	(38,729)	(38,892)	(33,816)
Interest income, net	76	136	772	2,887	5,941

Net loss	$(38,785)	$(38,803)	$(37,957)	$(36,005)	$(27,875)

Net loss per share Basic and Diluted	$(1.24)	$(1.45)	$(1.62)	$(1.58)	$(1.27)
Number of shares used in per share calculations Basic and Diluted	31,257,376	26,773,755	23,435,264	22,839,913	21,997,397

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Information:
Cash, cash equivalents and short-term investments	$76,855	$61,574	$92,202	$91,096	$109,326
Total assets	82,912	66,771	97,554	96,946	119,004
Long-term deferred revenue	35,944	36,207	37,299	32,440	24,180
Other long-term obligations	340	493	649	805	963
Total liabilities	43,449	43,095	42,510	37,855	29,802
Accumulated deficit	(245,662)	(206,877)	(168,074)	(130,117)	(94,112)
Total stockholders' equity	39,463	23,676	55,044	59,091	89,202

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

        All dollar amounts are stated in thousands.

Overview

        Metabolix is an innovation-driven bioscience company focused on bringing environmentally friendly solutions to the plastics, chemicals and energy industries. We have core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science, and we have assembled these capabilities in a way that has allowed us to integrate our biotechnology research with real world chemical engineering and industrial practice. In addition, we have created an extensive intellectual property portfolio to protect our innovations and, together with our technology, to serve as a valuable foundation for future industry collaborations.

        The markets for petroleum-based plastics, chemicals and fuels are among the largest in the global economy. Issues associated with the prolonged use of petroleum-based products include plastic waste management and pollution, limited fossil fuel availability and price volatility, and global warming and climate change. We believe that a substantial global market opportunity exists to develop and commercialize our technology to produce sustainable, renewable alternatives to petroleum-based products including advanced biopolymers, biobased industrial chemicals and bioenergy.

        Metabolix was formed to leverage the ability of natural systems to produce complex biopolymers from renewable resources. Metabolix has focused on a family of biopolymers found in nature called polyhydroxyalkanoates, or ("PHAs"), which occur naturally in living organisms and are chemically similar to polyesters. Metabolix has demonstrated the production of PHAs at the industrial scale to produce PHA biopolymers and biobased industrial chemicals, as well as production of PHB, a subclass of PHA biopolymer, in agriculturally significant crop plants.

        In 2006, we entered into a commercial alliance with ADM Polymer Corporation ("ADM Polymer"), a wholly-owned subsidiary of Archer Daniels Midland Company ("ADM"), one of the largest agricultural processors in the world. On January 9, 2012, ADM notified us that they were terminating the commercial alliance, effective as of February 8, 2012. ADM had recently undertaken a strategic review of its business investments and activities and made the decision to focus resources outside of Telles. As the basis for the decision, ADM indicated to us in January that the projected financial returns from the alliance were too uncertain.

        Under the commercial alliance, ADM was responsible for resin manufacturing, and Metabolix was primarily responsible for product development, compounding, marketing and sales. Through this alliance, the companies developed a proprietary, world scale microbial fermentation and recovery system for producing PHA biopolymers and established a joint venture company, Telles, LLC ("Telles"), to commercialize PHA biopolymer products. In 2009, ADM completed construction of the initial phase of its Commercial Manufacturing Facility located in Clinton, Iowa ("the Commercial Manufacturing Facility"). In 2010, the plant commenced operations and began production. In 2010 and 2011, Telles conducted significant product and commercial development activities with potential customers, marketed and sold product to customers under the tradenames Mirel™ and Mvera™, and developed a network of business partners and distributors. In January 2012, ADM notified us that they were terminating the alliance effective February 8, 2012.

        Upon termination, ADM retained the Commercial Manufacturing Facility. We retained significant rights and assets associated with the PHA biopolymers business consistent with our intent to launch the business using a new commercial model, continuing business operations, marketing biopolymer products, and identifying alternate manufacturing capability. We hold exclusive rights to the Metabolix technology and intellectual property used in the joint venture. We have also acquired all of Telles's product inventory and compounding raw materials, all product certifications and all product trademarks including MirelTM and MveraTM, and we retained all co-funded pilot plant equipment in locations outside of the Clinton plant. Metabolix has no obligations under the ledger account totaling $433 million which was funded by ADM to construct the Commercial Manufacturing Facility and to provide working capital to Telles.

        In the first quarter of 2012, we restructured the biopolymers business and downsized our operations to more appropriately align our 2012 business priorities and strategic plans with current cash and investment resources. Although the restructuring was done primarily through employee termination, we retained a core team in our biopolymers group to provide continuity with technology, manufacturing process, and markets. We have continued to work closely with customers during this transition to understand their product needs and to match them to available inventory. In addition, we have opened constructive discussions with alternative manufacturing and commercialization partners for biopolymers. Through Telles, we learned extremely valuable information about how customers and brand owners are envisioning the use of PHA biopolymers in their products. Based on these interactions, we remain confident that Metabolix biopolymers provide an important solution to those wishing to reduce dependence on petroleum, reduce plastic waste in the environment, and utilize new solutions to meet sustainable packaging goals.

        In 2012, our primary objectives are to advance business discussions with third parties with the goal of establishing a new commercial model for our PHA biopolymers, to work closely with our core customers to provide product from existing inventory during the transition phase and ensure ongoing development of PHA biopolymer products, to narrow our market development focus to high value market segments as the foundation to successfully build the business, and to establish a new manufacturing and supply chain properly sized to our business.

        For our second platform we are developing C4 and C3 chemicals from biobased sources, not the fossil fuels that are currently used to produce most industrial chemicals today. During 2009 we completed all work under our U.S. Department of Commerce National Institute of Standards and Technology grant, a $2 million grant aimed at producing C4 chemicals from renewable sources. We were able to achieve all of the technical milestones outlined in this grant. In 2010, we continued to scale up our C4 chemicals technology and continued efforts on chemical recovery and purification. We made progress toward production of biobased gamma-butyrolactone ("GBL") samples for shipment to potential customers and we expanded exploratory partnership discussions.

        In 2011, Metabolix and CJ CheilJedang ("CJ") announced a joint development agreement to continue to advance and refine our production technology and assess investment options for the commercialization of biobased C4 chemicals via fermentation. The two companies are collaborating closely to develop a detailed market and economic analysis examining all aspects of an investment to commercialize biobased C4 chemicals. In addition to this collaboration, in the C4 program we produced GBL at industrial scale and demonstrated a chemical profile consistent with existing industrial specifications.

        The Company believes that developing and commercializing biobased C3 chemicals could represent another attractive market for our technology.

        Our third technology platform, crop-based businesses, which is at an early stage, is an innovative biorefinery system which uses plant crops to co-produce PHAs that can subsequently be recovered as bioplastics or biobased chemicals while also generating bioenergy or biofuels in an integrated biorefinery. For this system, we intend to extract polymer from the engineered plant crop, so that the remaining plant material can be used as a biomass feedstock for the production of bioenergy products including electricity and biofuel. In 2010, we expanded our recovery technology to enable the production of industrial chemicals from this platform. Our crop research has included tobacco, as well as oilseed, specifically camelina, sugarcane and switchgrass.

        In 2011, Metabolix was awarded a $6 million grant by the U.S. Department of Energy ("DOE") to engineer switchgrass producing 10 percent PHB, by weight, in the whole plant and to develop methods to thermally convert the PHB-containing biomass to crotonic acid and a higher density residual biomass fraction for production of biofuel.

        We have incurred significant losses since our inception. As of December 31, 2011, our accumulated deficit from inception to date was $245,662 and total stockholders' equity was $39,463. We recognized net losses of $38,785, $38,803 and $37,957 in 2011, 2010, and 2009, respectively.

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

ADM Collaboration

        From 2004 to 2006 we collaborated with ADM Polymer Corporation, a wholly-owned subsidiary of ADM, one of the largest agricultural processors in the world, in a technology alliance to demonstrate the capabilities of our fermentation and recovery technologies and to prepare a master plan and budget for the construction of a Commercial Manufacturing Facility. In 2006, we entered into a commercial alliance with ADM Polymer to build the Commercial Manufacturing Facility and to market and sell PHA bioplastics. On January 9, 2012, ADM Polymer notified us that they were terminating the commercial alliance, effective as of February 8, 2012, pursuant to the terms of the agreement. ADM recently undertook a strategic review of its business investments and activities and made the decision to focus outside of Telles. As the basis for the decision, ADM indicated to us in January 2012 that the projected financial returns from the alliance were too uncertain.

        During the commercial alliance, ADM was responsible for the construction, financing and operation of the Commercial Manufacturing Facility through a manufacturing agreement with Telles. ADM Polymer owns the Commercial Manufacturing Facility. We were responsible for providing or procuring compounding services to convert the output from the Commercial Manufacturing Facility into forms that were suitable for various commercial applications.

        Through December 31, 2011, we received the following payments from the alliances to offset operating cash needs:

  •
  upfront payment of $3,000 from ADM in November 2004;

  •
  milestone payments of $2,000 from ADM in May 2006;

  •
  support payments of $22,050 from ADM, on behalf of Telles, through June 30, 2009;

  •
  cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations under the technology alliance of $1,209; and

  •
  cumulative cost sharing payments from ADM for pre-commercial manufacturing plant construction and operations under the commercial alliance of $10,318.

        All of these payments were recorded as deferred revenue on the Company's balance sheet. At December 31, 2011, we expected to begin recognizing this deferred revenue upon achievement of a milestone referred to in the Commercial Alliance Agreement as the "First Commercial Sale." The deferred revenue would be recognized on a straight line basis over a period of approximately ten years in which our contractual obligations were fulfilled in accordance with the terms of the Commercial Alliance Agreement. Achievement of the First Commercial Sale milestone required the sale by Telles to third parties of at least one million pounds of PHA resin manufactured at ADM's Commercial Manufacturing Facility. Qualifying sales had to meet certain criteria, including a minimum order size, product acceptance by the customers in accordance with the terms of their contracts, and receipt of payment, in order for such sales to contribute towards the First Commercial Sale threshold. A portion of the deferred revenue representing estimated amounts that were expected at December 31, 2011 to be recognized within the next twelve months has been classified as short-term in the Company's balance sheet at December 31, 2011. Effective with the termination of the alliance in February of 2012 we expect to recognize all of the deferred revenue related to the alliance agreements with ADM in the first quarter of 2012.

        Although Telles is a separate legal entity owned equally by us and ADM, ADM disproportionately funded the activities of the joint venture. Specifically, the cost of the Commercial Manufacturing Facility, the working capital requirements of the joint venture and the support payments to us exceeded the investments made by us to establish compounding operations for the joint venture. In order to rebalance the respective investments made by the parties, a preferential distribution of cash flow provided that all profits, after payment of all royalties, reimbursements and fees, from the joint venture were to be distributed to ADM until ADM's disproportionate investment in the joint venture, including the costs of constructing the Commercial Manufacturing Facility, were returned to ADM. In order to track the disproportionate investments ADM made, a Ledger Account was established to record the respective investments made by the parties. As of December 31, 2011 the balance of the ADM Ledger Account was $433,053. Metabolix has no obligation to ADM with respect to the Ledger Account after the termination of the alliance.

Government Grants

        As of December 31, 2011, expected gross proceeds of $5,908 remain to be received under our U.S. and Canadian government grants, which include amounts for reimbursement to our subcontractors, as well as reimbursement for our employees' time, benefits and other expenses related to performance under the grants.

        The status of our United States and Canadian government grants is as follows:

Program Title	Funding Agency	Total Government Funds	Total received through December 31, 2011	Remaining amount available as of December 31, 2011	Contract/Grant Expiration
Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts	Department of Energy	$6,000	$260	$5,740	June 2014
Blow Molded Bioproducts From Renewable Plastics	Department of Agriculture	349	309	40	August 2012
Advanced Technologies For Engineering Of Camilina	Canadian Ministry of Agriculture	210	82	128	February 2013

Total		$6,559	$651	$5,908

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

        Our discontinued arrangement with ADM contained multiple elements including obligations for us to provide future compounding services, sales and marketing services, and certain research and development activities. We determined that these elements could not be separated and accounted for individually as separate units of accounting. Therefore payments received from ADM through December 31, 2011 have been classified as deferred revenue at the respective balance sheet dates. At December 31, 2011 we expected that this deferred revenue would begin to be recognized upon achievement of the contractual First Commercial Sale. All amounts would be recognized on a straight line basis over the estimated period, of approximately ten years, in which our obligations would be fulfilled in accordance with the term of the Commercial Alliance Agreement. Effective with the termination of the alliance in February of 2012 we expect to recognize all of the deferred revenue related to the alliance agreements with ADM in the first quarter of 2012.

        Fees to license the use of our proprietary and licensed technologies are recognized only after both the license period has commenced and the licensed technology, if any, has been delivered to the licensee. Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured, otherwise we recognize royalty revenue upon receipt of payment.

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

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

	Year ended December 31,
	2011	2010	Change
Grant revenue	$918	$64	$854
License fee and royalty revenue from related parties	447	122	325
License fee and royalty	60	50	10
Research and development revenue	—	212	(212)

Total revenue	$1,425	$448	$977

        Total revenue was $1,425 and $448 for the twelve months ended December 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2011 we recognized $918 of grant revenue compared to $64 for the respective period in 2010. The increase in grant revenue for the twelve months ended December 31, 2011 was primarily generated from our Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts ("REFABB") grant and our Blow Molded Bioproducts from Renewable Plastics grant. During the twelve months ended December 31, 2011 we recognized $447 of license fee and royalty revenue from related parties compared to $122 for the respective period in 2010. License fee and royalty revenue from related parties increased primarily as a result of a royalty earned under a licensing agreement with Tepha, Inc. ("Tepha"), a related party. There was no research and development revenue during the twelve months ended December 31, 2011. During the twelve months ended December 31, 2010 research and development revenue was derived primarily from the delivery of product samples to potential customers. During the twelve months ended December 31, 2011 revenue from Mirel product samples was recognized by Telles.

        We expect revenue to increase in the first quarter of 2012 as we fully recognize the deferred revenue related to our alliance agreements with ADM upon formal termination of those agreements in February of 2012. In addition, we expect grant revenue to increase due to our REFABB grant for the development of biobased chemicals and bioenergy. With the acquisition of inventory from Telles we expect to recognize product revenue and related cost of goods sold during 2012.

Expense

	Year ended December 31,
	2011	2010	Change
Research and development expenses, including cost of revenue	$24,445	$23,673	$772
Selling, general, and administrative expenses	15,841	15,714	127

Total operating expense	$40,286	$39,387	$899

Research and development expenses, including cost of revenue

        Research and development expenses, including cost of revenue, were $24,445 and $23,673 for the twelve months ended December 31, 2011 and 2010, respectively. The increase of $772 was primarily attributable to an increase in contracted research, employee compensation and related benefit expenses and consulting services, partially offset by a decrease in material production costs. Expenses related to contracted research and development services were $2,410 and $1,710 for the twelve months ended December 31, 2011 and 2010, respectively. The increase of $700 was primarily due to an increase in product development work related to Mirel, industrial chemicals and plant science work performed in conjunction with our new Department of Energy REFABB grant. A portion of expenses related to the REFABB grant are reimbursed to us by the U.S. Department of Energy and recorded as Grant revenue. Employee compensation and related benefit expenses were $12,847 and $12,561 for the twelve months ended December 31, 2011 and 2010, respectively. The increase of $286 was primarily attributable to annual compensation merit increases and hiring of new personnel to support our manufacturing process and research programs, including employees for our Canadian subsidiary. Consulting expenses were $769 and $383 for the twelve months ended December 31, 2011 and 2010, respectively. The increase of $386 was primarily related to increased product development activities within our biobased industrial chemicals platform. Material production costs decreased to $2,054 from $2,693 for the twelve months ended December 31, 2011 and 2010, respectively. The reduction of $639 was primarily due to shifting activity at our pre-commercial manufacturing facility to ADM's Commercial Manufacturing Facility, partially offset by an increase in material production costs incurred to produce C4 chemicals.

        We expect our research and development expenses to decline during 2012 as a result of ADM's termination of our Telles joint venture in February 2012 and our subsequent decision to restructure our operations, primarily through employee termination. We plan to retain a core team to provide continuity with the commercialization of our bioplastics technology and we will continue to evaluate options to launch the PHA biopolymers business with a new commercial model. We also expect to continue development of biobased industrial chemicals. In addition, we will continue to incur costs in support of our REFABB grant, the object of which is the demonstration of low cost chemicals production from biomass crops and developing intellectual property in our oilseeds program.

Selling, general, and administrative expenses

        Selling, general, and administrative expenses were $15,841 and $15,714 for the twelve months ended December 31, 2011 and 2010, respectively. Selling, general, and administrative expenses were generally consistent for the two comparative years. The small increase is primarily due to employee recruiting and compensation expenses incurred during the year ended December 31, 2011.

        We expect a decline in selling, general and administrative expenses during 2012. The decrease is primarily related to the termination of the Telles joint venture in February 2012 and our subsequent decision to restructure our operations, primarily through employee terminations. We expect that this will result in lower sales and marketing expenses.

Other Income (Net)

	Year ended December 31,
	2011	2010	Change
Total other income (net)	$76	$136	$(60)

        Other income (net) during both periods consisted of interest income.

Comparison of the Years Ended December 31, 2010 and 2009

Revenue

	Year ended December 31,
	2010	2009	Change
Grant revenue	$64	$1,143	$(1,079)
License fee and royalty revenue from related parties	122	120	2
License fee and royalty	50	10	40
Research and development revenue	212	152	60

Total revenue	$448	$1,425	$(977)

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

Research and development expenses

        Research and development expenses, including cost of revenue, were $23,673 and $24,471 for the twelve months ended December 31, 2010 and 2009, respectively. The decrease of $798 was primarily due to a decrease in material production costs and a decrease in depreciation expense, partially offset by an increase in employee compensation and related benefit expenses, expenses related to product development and testing services, and travel related expenses. Material production costs decreased to $2,693 from $4,111 for the twelve months ended December 31, 2010 and 2009, respectively. The reduction of $1,418 was primarily due to reduced activity at our pre-commercial manufacturing facility as a result of commencing operations at the ADM Commercial Manufacturing Facility. Depreciation expense decreased to $1,522 during the twelve months ended December 31, 2010 from $2,588 during the respective period in 2009. The decrease of $1,066 was a result of reaching full depreciation on equipment and facility improvements at the pre-commercial manufacturing facility at the end of 2009. Employee compensation and related benefit expenses increased to $12,561 during the twelve months ended December 31, 2010 compared to $11,452 for the respective period in 2009. The increase of $1,109 was primarily the result of an increase in headcount to support Telles product development activities. Expenses related to product development and testing services increased to $1,710 from $1,499 for the twelve months ended December 31, 2010 and 2009, respectively. The increase of $211 was primarily due to work needed to move eight compounded product grades of material from ADM's Commercial Manufacturing Facility to commercial status and build appropriate inventory to supply the market. Travel related expenses increased to $850 from $630 for the twelve months ended December 31, 2010 as compared to 2009. The increase of $220 was primarily due to product development activities.

Selling, general, and administrative expenses

        Selling, general, and administrative expenses were $15,714 and $15,683 for the years ended December 31, 2010 and 2009, respectively. Selling, general, and administrative expenses were fairly consistent for the two comparative years.

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

        Following the recent termination of our strategic alliance with ADM in the first quarter 2012, it will not be a source of future liquidity.

        We have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of December 31, 2011, we had an accumulated deficit of $245,662. Our total unrestricted cash, cash equivalents and investments as of December 31, 2011 were $78,358 as compared to $61,574 at December 31, 2010. As of December 31, 2011, we had no outstanding debt.

        Our cash and cash equivalents at December 31, 2011 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of December 31, 2011, we had restricted cash of $622. Restricted cash consists of $522 held in connection with the lease agreements for our Cambridge, Massachusetts facilities and $100 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of December 31, 2011, we were in compliance with this policy.

        We believe that our cash, cash equivalents and investments and interest we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next 24 months. If our available cash, cash equivalents, and short-term investments are insufficient to satisfy our liquidity requirements, or if we require additional capital to construct or acquire manufacturing facilities, we may need to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

        In the first quarter of 2012, Metabolix restructured its business and expects to take a restructuring charge of approximately $1,000. Metabolix also expects to recognize approximately $38,900 in deferred revenue in the first quarter of 2012 in connection with the termination of the ADM alliance. Metabolix currently expects cash usage for 2012 to be in the range of $28,000 to $30,000, and to end 2012 with cash and investments of approximately $48,000 to $50,000. The Company anticipates ending 2012 with an annual cash usage run rate of $24,000, excluding any additional partner funding, grant revenue or other sources of income. In connection with the wind-up of the Telles joint venture, Metabolix agreed to make a payment of approximately $3,000 to ADM in exchange for all of Telles's inventory, including compounding raw materials and finished goods, the trademarks owned by Telles, including Mirel and Mvera, and all product registrations, certifications and approvals for Telles's PHA biopolymers. Metabolix also retains ownership of the pilot plant equipment used for development of PHA biopolymers and will assume certain Telles contract rights and obligations.

        Net cash used in operating activities was $31,731 for the year ended December 31, 2011 compared to net cash of $31,995 and $25,759 used in operating activities during 2010 and 2009, respectively. The cash used during 2011 primarily reflects the net loss for the year partially offset by non-cash expense, including stock-based compensation expense of $4,633, depreciation expense of $1,507 and the Company's 401(k) stock matching contribution expense of $529. The increase in cash used in operating activities during the twelve months ended December 31, 2010 as compared to the respective period in 2009 was primarily due to a decrease in depreciation expense of $1,087, an increase in net loss of $846 and the receipt of $3,150 in final quarterly support payments from ADM during the twelve months ended December 31, 2009. Depreciation expense declined primarily as a result of reaching full depreciation on equipment and facility improvements at the pre-commercial manufacturing facility during 2009.

        Net cash of $8,908 was used in investing activities during the twelve months ended December 31, 2011, compared to net cash of $31,377 provided by investing activities during 2010 and $18,855 used in investing activities during 2009. Net cash used in investing activities during the twelve months ended

December 31, 2011 included $107,477 used to purchase investments and $895 used to purchase capital equipment, partially offset by $99,464 provided by the sale and maturity of investments.

        Net cash of $49,407 was provided by financing activities during the twelve months ended December 31, 2011, compared to net cash of $2,339 and $29,234 provided by investment activities during 2010 and 2009, respectively. Net cash provided by financing activities during 2011 primarily reflects net proceeds of $49,333 provided from our common stock offering that was completed during May 2011. The cash provided by financing activities during 2010 was solely attributable to the proceeds received from the exercise of stock options and warrants. Net cash provided by financing activities during 2009 primarily reflects the net proceeds of $29,118 provided from our common stock offering that was completed during November 2009.

Off-Balance Sheet Arrangement

        As of December 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2011:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$2,925	$1,342	$1,583	$—	$—
Purchase obligations	75	25	50	—	—

Total	$3,000	$1,367	$1,633	$—	$—

        Our lease obligations relate to current office and laboratory space. The lease for our primary facility located on Erie Street in Cambridge Massachusetts will expire in May 2014. We have the option to extend this lease for two additional five-year periods at then current market rates.

        In March 2007 we entered into a rental agreement to lease additional office and laboratory space in Lowell, Massachusetts to support our Telles joint venture with ADM. The lease was extended in February 2012 for an additional two years and its current rental rate and now will expire in May 2014.

        In April 2008 we entered into a rental agreement to lease additional office space in Cambridge, Massachusetts. The term of the lease commenced in May 2008 and will expire in May 2014.

        During August 2010, the Company began to conduct research operations through a wholly-owned subsidiary, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada. MOI has leased office, laboratory and greenhouse space in Saskatoon and conducts its industrial oilseed research there. These leases will expire in July 2012.

Related Party Transactions

        We entered into sublicense agreements in 1999 and 2003 with Tepha Inc. ("Tepha"), a related party, to sublicense certain technology to Tepha. The sublicenses contains provisions for us to receive sublicense maintenance fees, milestone payments and royalties on sublicense product and sublicensing revenues received by Tepha.

        See Note 8 to our consolidated financial statements for a full description of our related party transactions.

Effects of Inflation

        Our assets are primarily monetary, consisting of cash, cash equivalents and investments. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation, which could increase our level of expenses and the rate at which we consume our financial resources.

Recent Accounting Standards Changes

        For a discussion of recent accounting standards please read Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.

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

Interest Rate Risk.

        We invest in high-quality financial instruments, primarily money market funds, federal agency notes, U.S. treasury notes, investment-grade commercial paper, and corporate debt securities. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. However, in a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable interest rates which would negatively impact our investment income. Exposure to market rate risk for changes in interest rates relates to our unrestricted cash, cash equivalents and investments, totaling $78,358 at December 31, 2011. Based on a hypothetical 10% adverse movement in interest rates, the potential annual losses in future earnings and cash flows are estimated to be $8.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial

Officer concluded that as of December 31, 2011 our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.    OTHER INFORMATION

        On March 6, 2012, the Company entered into a Joint Commercial Alliance Settlement Agreement (the "Settlement Agreement") with ADM Polymer Corporation ("ADM"), Telles, LLC ("Telles") and Telles (Europe) BV ("Telles BV"), a wholly-owned subsidiary of Telles, relating to the dissolution and wind-up of Telles. Under the Settlement Agreement, Telles and Telles BV transferred to Metabolix substantially all of Telles' and Telles BV's inventory. Telles also transferred to Metabolix all trademarks owned by Telles, including MIREL, MVERA, TELLES and the Mirel heart-leaf design. Telles and Telles BV assigned to Metabolix, and Metabolix assumed, substantially all of the contracts to which Telles or Telles BV were a party. ADM retained the rights to certain settlement and inventory sale proceeds related to transactions that occurred prior to the date of the Settlement Agreement. Telles also transferred to Metabolix all of Telles' right, if any, to certifications, product approvals, registrations and similar items held in Telles' name, to the extent transferable.

        As consideration for the transfers to Metabolix noted above, Metabolix paid approximately $3.0 million to Telles, which was funded directly to ADM in partial satisfaction of loan obligations due from Telles to ADM. In addition, Telles paid to ADM an amount equal to the aggregate cash balances of Telles and Telles BV on the date of the Settlement Agreement, minus $100,000 retained by Telles to settle any remaining trade obligations. In the event that ADM is required to repay to Telles or to pay to any creditor of Telles any amounts included in the purchase price or the funds distributed to ADM by Telles pursuant to the Settlement Agreement, Metabolix will reimburse ADM in an amount equal to 50% of such payments.

        Pursuant to the Settlement Agreement, ADM relinquished any claims with respect to certain co-funded equipment situated at locations other than the Clinton, Iowa Commercial Manufacturing Facility, and Metabolix and Telles waived any rights to post-termination manufacturing and fermentation services under the Commercial Alliance Agreement. The Settlement Agreement also contains mutual releases of claims, indemnification of ADM by Metabolix for claims related to the inventory, contracts and equipment noted above, and terms relating to the management of Telles by ADM during the final wind-up process.

PART III

        Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 31, 2012 which is expected to be filed not later than 120 days after the fiscal year end covered by this Form 10-K.

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

    (3)
    Exhibits

      See Item 15(b) below.

  (b)
  The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.3	(1)	Amended and Restated By-laws of the Registrant

3.4	(5)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Metabolix, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock

4.1	(1)	Specimen Stock Certificate for shares of the Registrant's Common Stock

4.2	(5)	Shareholder Rights Agreement, dated as of July 7, 2009, between Metabolix, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent

4.3	(9)	Amendment No. 1 to Shareholder Rights Agreement, dated as of February 6, 2012, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent

10.1	†(1)	1995 Stock Plan

10.1.1	†(1)	1995 Stock Plan, Form of Incentive Stock Option Agreement

10.1.2	†(1)	1995 Stock Plan, Form of Non-Qualified Stock Option Agreement

10.2	†(1)	2005 Stock Plan

10.2.1	†(1)	2005 Stock Plan, Form of Incentive Stock Option Agreement

10.2.2	†(1)	2005 Stock Plan, Form of Non-Qualified Stock Option Agreement

10.3	†(1)	2006 Stock Option and Incentive Plan

10.3.1	†(1)	2006 Stock Option and Incentive Plan, Form of Incentive Stock Option Agreement

10.3.2	†(1)	2006 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Agreement

10.3.3	†(1)	2006 Stock Option and Incentive Plan, Form of Director Non-Qualified Stock Option Agreement

10.4	#(1)	License Agreement between the Registrant and Massachusetts Institute of Technology dated July 15, 1993, as amended

10.5	#(1)	Commercial Alliance Agreement by and among the Registrant, ADM/Metabolix Sales Company, LLC and ADM Polymer Corporation dated July 14, 2006

10.6	#(1)	Operating Agreement of ADM/Metabolix Sales Company, LLC by and between the Registrant and ADM Polymer Corporation dated July 14, 2006

10.7	(1)	Letter Agreement by and between the Registrant and Archer Daniels Midland Company dated November 3, 2004

10.8	†(8)	Amended and Restated Employment Agreement between the Registrant and Richard P. Eno dated March 17, 2011

10.9	†(1)	Employment Agreement between the Registrant and Oliver P. Peoples dated July 20, 2006

10.9.1	†(7)	First Amendment to Employment Agreement between the Registrant and Oliver P. Peoples executed December 19, 2008

Exhibit Number		Description
10.9.2	†(7)	Second Amendment to Employment Agreement between the Registrant and Oliver P. Peoples executed February 25, 2009

10.10	†(4)	Employment Agreement between the Registrant and Joseph D. Hill executed March 21, 2008

10.10.1	†(7)	First Amendment to Employment Agreement between the Registrant and Joseph D. Hill executed December 23, 2008

10.11	†(7)	Change of Control Severance Agreement between the Registrant and Sarah P. Cecil executed December 18, 2008

10.12	†(7)	Employment Agreement between the Registrant and Robert E. Engle executed December 19, 2008

10.13	†(6)	Employment Agreement between the Registrant and Johan van Walsem executed July 9, 2009

10.14	†*	Employment Agreement between the Registrant and Lynne H. Brum executed November 14, 2011

10.15	†(1)	Form of Employee Noncompetition, Nondisclosure and Inventions Agreement with Oliver P. Peoples and Johan van Walsem

10.16	†(1)	Form of Noncompetition, Nondisclosure and Inventions Agreement between the Registrant Richard P. Eno, Joseph D. Hill, Robert E. Engle and Sarah P. Cecil

10.17	†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Officers

10.18	(1)	Lease Agreement between the Registrant and 21 Erie Realty Trust dated as of December 29, 2003 for the premises located at 21 Erie Street, Cambridge, Massachusetts 02139

10.19	(2)	Lease between Fortune Wakefield, LLC ("Landlord") and Metabolix, Inc. dated March 30, 2007

10.20	#(1)	License Agreement between the Registrant and Tepha, Inc. dated as of October 1, 1999

10.21	#(1)	License Agreement between the Registrant and Tepha, Inc. dated as of September 9, 2003

10.22	#(3)	Exclusive License Agreement between the Registrant and Abbott Laboratories dated November 12, 2007

10.23	(9)	Letter Agreement, dated as of February 6, 2012, by and among the Company, Jack W. Schuler, Renate Schuler and the Schuler Family Foundation.

14.1	*	Metabolix, Inc. Code of Business Conduct and Ethics

21.1	(10)	Subsidiaries of the Registrant

23.1	*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

Exhibit Number		Description
31.2	*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33133)

(9)
Incorporated by reference herein to the exhibits to the Company's Report on Form 8-K filed February 10, 2012 (File No. 001-33133)

(10)
Incorporated by reference herein to the Company's 2010 Annual Report on Form 10-K filed March 10, 2011

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.
March 12, 2012	By:	/s/ RICHARD P. ENO Richard P. Eno President and Chief Executive Officer (Principal Executive Officer)

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

Name	Title	Date

/s/ RICHARD P. ENO Richard P. Eno	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2012
/s/ JOSEPH D. HILL Joseph D. Hill	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2012
/s/ EDWARD M. GILES Edward M. Giles	Director	March 12, 2012
/s/ PETER N. KELLOGG Peter N. Kellogg	Director	March 12, 2012
/s/ JAY KOUBA Jay Kouba	Director	March 12, 2012

Name	Title	Date

/s/ CELESTE B. MASTIN Celeste B. Mastin	Director	March 12, 2012
/s/ EDWARD M. MULLER Edward M. Muller	Director	March 12, 2012
/s/ OLIVER P. PEOPLES Oliver P. Peoples	Director	March 12, 2012
/s/ ANTHONY J. SINSKEY Anthony J. Sinskey, Sc.D.	Director	March 12, 2012
/s/ MATTHEW STROBECK Matthew Strobeck	Director	March 12, 2012
/s/ BARBARA H. WELLS Barbara H. Wells	Director	March 12, 2012
/s/ ROBERT L. VAN NOSTRAND Robert L. Van Nostrand	Director	March 12, 2012

METABOLIX, INC.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Metabolix, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Metabolix, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 12, 2012

METABOLIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$21,277	$12,526
Short-term investments	55,578	49,048
Accounts receivable	146	—
Due from related parties	311	828
Unbilled receivables	304	8
Prepaid expenses and other current assets	823	846

Total current assets	78,439	63,256
Restricted cash	622	622
Property and equipment, net	2,276	2,776
Long-term investments	1,503	—
Other assets	72	117

Total assets	$82,912	$66,771

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$512	$239
Accrued expenses	3,574	4,085
Current portion of deferred rent	165	165
Short-term deferred revenue	2,914	1,906

Total current liabilities	7,165	6,395
Deferred rent, net of current portion	221	386
Long-term deferred revenue	35,944	36,207
Other long-term liabilities	119	107

Total liabilities	43,449	43,095

Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at December 31, 2011 and 2010, 34,115,798 and 26,895,389 shares issued and outstanding at December 31, 2011 and 2010, respectively	341	269
Additional paid-in capital	284,796	230,299
Accumulated other comprehensive loss	(12)	(15)
Accumulated deficit	(245,662)	(206,877)

Total stockholders' equity	39,463	23,676

Total liabilities and stockholders' equity	$82,912	$66,771

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenue:
Grant revenue	$918	$64	$1,143
License fee and royalty revenue from related parties	447	122	120
License fee revenue	60	50	10
Research and development revenue	—	212	152

Total revenue	1,425	448	1,425

Operating expense:
Research and development expenses, including cost of revenue	24,445	23,673	24,471
Selling, general, and administrative expenses	15,841	15,714	15,683

Total operating expenses	40,286	39,387	40,154

Loss from operations	(38,861)	(38,939)	(38,729)

Other income:
Interest income, net	76	136	772

Net loss	$(38,785)	$(38,803)	$(37,957)

Net loss per share:
Basic and Diluted	$(1.24)	$(1.45)	$(1.62)
Number of shares used in per share calculations:
Basic and Diluted	31,257,376	26,773,755	23,435,264

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(38,785)	$(38,803)	$(37,957)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,507	1,647	2,734
Charge for 401(k) company common stock match	529	443	428
Stock-based compensation	4,633	4,696	4,653
Gain on sale of equipment	—	—	(70)
Changes in operating assets and liabilities:
Accounts receivable	(146)	19	140
Unbilled receivable	(296)	(5)	53
Due from related parties	(71)	(15)	—
Prepaid expenses and other assets	68	(104)	(205)
Accounts payable	273	(387)	(232)
Accrued expenses	(623)	329	334
Deferred rent and other long-term liabilities	(153)	(156)	(156)
Deferred revenue	1,333	341	4,519

Net cash used in operating activities	(31,731)	(31,995)	(25,759)

Cash flows from investing activities
Purchase of property and equipment	(895)	(906)	(2,017)
Proceeds from sale of equipment	—	—	70
Change in restricted cash	—	(29)	—
Purchase of investments	(107,477)	(83,814)	(119,956)
Proceeds from sale and maturity of short-term investments	99,464	116,126	103,048

Net cash provided by (used in) investing activities	(8,908)	31,377	(18,855)

Cash flows from financing activities
Proceeds from options exercised	74	2,339	116
Proceeds from public stock offering, net of issuance costs	49,333	—	29,118

Net cash provided by financing activities	49,407	2,339	29,234

Effect of exchange rate changes on cash and cash equivalents	(17)	(9)	—
Net increase (decrease) in cash and cash equivalents	8,751	1,712	(15,380)
Cash and cash equivalents at beginning of period	12,526	10,814	26,194

Cash and cash equivalents at end of period	$21,277	$12,526	$10,814

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

	Common Stock			Accumulated other Comprehensive Income (loss)
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity	Total Comprehensive Loss
	Shares	Par Value
Balance, December 31, 2008	22,962,628	$230	$188,532	$446	$(130,117)	$59,091
Exercise of common stock options	51,930	—	116			116
Non-cash stock-based compensation expense			4,653			4,653
Issuance of common stock for 401k match	49,518	—	447			447
Issuance of common stock upon public offering, net of offering costs of $1,932	3,450,000	35	29,083			29,118
Change in unrealized gain on investments				(424)		(424)	$(424)
Net loss					(37,957)	(37,957)	(37,957)

Balance, December 31, 2009	26,514,076	$265	$222,831	$22	$(168,074)	$55,044

2009 Comprehensive loss							$(38,381)

Exercise of common stock options	346,162	4	2,335			2,339
Non-cash stock-based compensation expense			4,696			4,696
Issuance of common stock for 401k match	35,151	—	437			437
Change in unrealized gain on investments				(28)		(28)	$(28)
Effect of foreign currency translation				(9)		(9)	(9)
Net loss					(38,803)	(38,803)	(38,803)

Balance, December 31, 2010	26,895,389	$269	$230,299	$(15)	$(206,877)	$23,676

2010 Comprehensive loss							$(38,840)

Exercise of common stock options	21,851	—	74			74
Non-cash stock-based compensation expense			4,633			4,633
Issuance of common stock for 401k match	68,558	1	528			529
Issuance of common stock upon public offering, net of offering costs of $2,360	7,130,000	71	49,262			49,333
Change in unrealized loss on investments				20		20	$20
Effect of foreign currency translation				(17)		(17)	(17)
Net loss					(38,785)	(38,785)	(38,785)

Balance, December 31, 2011	34,115,798	$341	$284,796	$(12)	$(245,662)	$39,463

2011 Comprehensive loss							$(38,782)

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions were eliminated. Telles, the Company's joint venture with Archer Daniels Midland Company ("ADM"), is not being consolidated by the Company.

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

Investments

        The Company considers investments purchased with an original maturity date of ninety days or more at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments. All other investments are classified as long-term. At December 31, 2011 investments consisted of corporate debt and debt securities of the United States government. At December 31, 2010 investments consisted of U.S. Treasury securities and debt securities of the U.S. government. All investments were classified as available for sale as of December 31, 2011 and 2010. See Note 4 for further discussion on investments.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Realized gains and losses, dividends, interest income and declines in value judged to be other-than-temporary credit losses are included in other income (expense). Any premium or discount arising at purchase is amortized and/or accreted to interest income.

Restricted Cash

        The Company had restricted cash in the amount of $622 at December 31, 2011 and 2010. At December 31, 2011 and 2010 restricted cash consisted of $522 held in connection with the lease agreements for the Company's Cambridge, Massachusetts facilities and $100 held in connection with the Company's corporate credit card program.

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

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and short-term investments. The Company primarily invests its excess cash and cash equivalents in money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments are acquired in accordance with the Company's investment policy which establishes a concentration limit per issuer.

Fair Value Measurements

        The carrying amounts of the Company's financial instruments as of December 31, 2011 and 2010, which include cash equivalents, investments, accounts receivable, unbilled receivables, due from related parties, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 15 for further discussion on fair value measurements.

Segment Information

        The accounting guidance for segment reporting establishes standards for reporting information on operating segments in annual financial statements. The Company operates in one segment, which is the business of developing and commercializing technologies for the production of polymers and chemicals

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

in plants and in microbes. The Company's chief operating decision-maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company's consolidated operating results. As of December 31, 2011 and 2010 less than 10% of the Company's combined total assets were located outside of the United States. In addition, the reported net loss outside of the United States was less than 10% of the combined net loss of the consolidated Company.

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

        The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or a service has been rendered, price to the customer is fixed or determinable, and collectability is reasonably assured.

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

        On January 1, 2011, the Company adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a "best estimate of selling price" if vendor-specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the Company's control. Metabolix' existing license and collaboration agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

        On January 1, 2011, Metabolix adopted new authoritative guidance on revenue recognition for milestone payments related to arrangements with continuing performance obligations. Consideration for

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

events that meet the definition of a milestone in accordance with the accounting guidance for the milestone method of revenue recognition is recognized as revenue in its entirety in the period in which the milestone is achieved only if all of the following conditions are met: (i) the milestone is commensurate with either Metabolix' performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from the Company's performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the amount of the milestone consideration is reasonable relative to all of the deliverables and payment terms, including other potential milestone consideration, within the arrangement. Otherwise, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as revenue over the term of the arrangement as Metabolix completes its performance obligations. The adoption of this guidance did not materially change the Company's previous method of recognizing milestone payments.

        Government grant revenue is earned as research expenses related to the grants are incurred.

Intellectual Property Costs

        The Company includes all costs associated with the prosecution and maintenance of patents within selling, general and administrative expenses in the consolidated statement of operations.

Stock-Based Compensation

        The Company accounts for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which require that all share-based payments to employees be recognized in the statement of operations based on their fair values. Compensation cost is based on the grant-date fair value of the award, adjusted for estimated forfeitures, and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. See Note 12 for a description of the types of stock-based awards granted, the compensation expense related to such awards and detail of equity-based awards outstanding.

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

        The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

anti-dilutive for the three years ended December 31, 2011, 2010 and 2009, respectively, are shown below:

	Year ended December 31,
	2011	2010	2009
Options	3,858,685	3,246,079	3,138,829
Warrants	4,086	4,086	4,086

Total	3,862,771	3,250,165	3,142,915

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

Recent Accounting Standards Changes

        From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on it's financial position or results of operations upon adoption.

        In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendment originally required a company to present on the face of the financial statements

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented; however, this provision was deferred under amended accounting guidance issued by the FASB in December 2011. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for Metabolix, Inc. means January 1, 2012. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on the Company's financial position or results of operations.

        In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for Metabolix, Inc. means January 1, 2012. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

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

(In thousands, except for share and per share amounts)

3. Significant Collaborations (Continued)

ADM Collaboration

Technology Alliance and Option Agreement

        On November 3, 2004, the Company signed a Technology Alliance and Option Agreement with ADM Polymer Corporation ("ADM Polymer"), a wholly-owned subsidiary of ADM, one of the largest agricultural processors in the world to establish an alliance whereby the Company would provide technology and licenses thereto and research and development services, and ADM would provide manufacturing services and capital necessary to produce biobased plastic on a commercial scale.

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

        The Technology Alliance and Option Agreement provided ADM with an option (the "Option") to enter into a commercial alliance for further research, development, manufacture, use, and sale of biopolymers on the terms and conditions set forth in the Commercial Alliance Agreement (see below). On July 12, 2006, ADM exercised this Option.

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

Commercial Alliance Agreement

        In 2006, the Company entered into a commercial alliance with ADM Polymer. The Commercial Alliance Agreement between Metabolix and ADM Polymer specified the terms and structure of the alliance. The primary function of this agreement was to establish the activities and obligations of ADM and the Company to commercialize PHA biopolymers, which have been marketed under the brand name Mirel™. These activities included: the establishment of a joint venture company, Telles, to market

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

3. Significant Collaborations (Continued)

and sell PHA biopolymers, the construction of a manufacturing facility capable of producing 110 million pounds of material annually (the "Commercial Manufacturing Facility"), the licensing of technology to Telles and to ADM, and the conducting of various research, development, manufacturing, sales and marketing, compounding and administrative services by the parties.

        Telles was a limited liability company, formed and equally owned by ADM and Metabolix. It was intended to: (i) serve as the commercial entity to establish and develop the commercial market for PHA biopolymers, and conduct the marketing and sales in accordance with the goals of the commercial alliance, (ii) assist in the coordination and integration of the manufacturing, compounding and marketing activities, and (iii) administer and account for financial matters on behalf of the parties. Metabolix and ADM each have 50% ownership and voting interest in Telles. Pursuant to the terms of the Commercial Alliance Agreement, the termination of the Commercial Alliance Agreement triggers the dissolution, winding up and liquidation of Telles.

        On January 9, 2012, ADM notified the Company that they were terminating the commercial alliance, effective as of February 8, 2012. ADM had recently undertaken a strategic review of its business investments and activities and made the decision to focus resources outside of Telles. As the basis for the decision, ADM indicated to the Company in January that the projected financial returns from the alliance were too uncertain. Please refer to footnote 17, subsequent events, for further discussion of the termination.

        A summary of the key activities under the Commercial Alliance Agreement is as follows: (i) ADM agreed to arrange for, finance the construction of, and own, a facility in which it would manufacture biopolymer resins under contract to Telles, (ii) Metabolix agreed to either arrange for and finance the acquisition or construction of a facility in which it would compound bioplastics or it would arrange for third parties to compound bioplastics, and (iii) Metabolix, acting in the name and on behalf of Telles, agreed to establish the initial market for biopolymers. The Company also agreed to continue its research and development efforts to further advance the technology and expand and enhance the commercial potential of PHA biopolymers. Subject to certain limitations, ADM agreed to finance the working capital requirements of Telles.

        The Commercial Alliance Agreement called for Telles to pay the Company quarterly support payments of $1,575 each. The last of fourteen quarterly support payments was received as of June 30, 2009. All quarterly support payments received from ADM on behalf of Telles, totaling $22,050, have been recorded as deferred revenue on the Company's balance sheet.

        During the "Construction Phase" of the agreement all pre-commercial material production expenses incurred by ADM and the Company were to be shared equally. Accordingly, from the execution of this agreement in July 2006 through December 31, 2011, ADM has reimbursed the Company $10,318. All amounts received from ADM, prior to the "Commercial Phase," relating to this agreement are recorded as deferred revenue. The Construction Phase of the commercial alliance was scheduled to end, and the Commercial Phase was scheduled to begin, upon the achievement of a milestone referred to in the Commercial Alliance Agreement as "First Commercial Sale." Achievement of this milestone required the sale by Telles to third parties of at least one million pounds of PHA biopolymer resin manufactured at the Commercial Manufacturing Facility. Qualifying sales were required to meet certain criteria, including a minimum order size, product acceptance by the customers

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

3. Significant Collaborations (Continued)

in accordance with the terms of their contracts, and receipt of payment, in order for such sales to contribute towards First Commercial Sale. The First Commercial Sale milestone had not been achieved when the alliance was terminated.

        ADM operated the Commercial Manufacturing Facility under a manufacturing agreement with Telles. Telles paid manufacturing fees to ADM for production of PHA biopolymer resins and paid compounding fees to the Company for certain compounding services. During the Commercial Phase of the Commercial Alliance Agreement, Telles agreed to pay the Company royalties on sales of Mirel. In addition, if Telles were to engage us to perform certain services during the Commercial Phase, and the Company accepted the service arrangement, Telles agreed to reimburse the Company for the cost of the services provided pursuant to the Commercial Alliance Agreement.

        While Telles was a fifty-fifty joint venture, ADM advanced a disproportionate share of the financial capital needed to construct the Commercial Manufacturing Facility and to fund the joint venture's activities. Therefore, the Commercial Alliance Agreement provided that all profits, after payment of all royalties, reimbursements and fees, from Telles would first be distributed to ADM until ADM's cost of constructing the Commercial Manufacturing Facility and any negative net cash flow of Telles funded by ADM had been returned. Once ADM had recovered such amounts, the profits of Telles were to be distributed in equal amounts to the parties. In order to track the disproportionate investments ADM made, a Ledger Account was established to record the respective investments made by the parties. Metabolix has no obligation to ADM with respect to the Ledger Account after termination of the alliance.

        Under the Commercial Alliance Agreement ADM was permitted, under limited circumstances, to terminate the alliance if a change in circumstances that was not reasonably within the control of ADM made the anticipated financial return from the project inadequate or too uncertain. The agreement provided that, on a termination by ADM due to a change in circumstances, the Company would be permitted to continue to produce and sell Mirel, and ADM would be required to perform manufacturing services for the Company for a period of time following the termination (subject to certain payment obligations to ADM).

        The Company's agreements with ADM limited the rights of both ADM and the Company to work with other parties or alone in developing or commercializing certain PHAs produced through fermentation. These exclusivity obligations ended upon termination of the alliance. Also, upon termination of the alliance, Metabolix intellectual property licenses to ADM Polymer and Telles ended, with Metabolix retaining all rights to its intellectual property.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

4. Investments

        Investments consist of the following:

		Unrealized
	Amortized Cost			Market Value
		Gain	(Loss)
December 31, 2011
Short-term investments
Corporate debt	$29,854	$13	$(1)	$29,866
Government-sponsored enterprises	25,709	5	(2)	25,712
Long-term investments				—
Government-sponsored enterprises	1,503	—	—	1,503

Total	$57,066	$18	$(3)	$57,081

December 31, 2010
Short-term investments
Treasuries	$1,008	$—	$—	$1,008
Government-sponsored enterprises	48,046	7	(13)	48,040

Total	$49,054	$7	$(13)	$49,048

5. Property and Equipment

        Property and equipment consisted of the following:

	Year ended December 31,
	2011	2010
Equipment	$5,054	$4,683
Furniture and fixtures	232	232
Leasehold improvements	2,565	2,465
Software	349	237

Total property and equipment, at cost	8,200	7,617
Less: Accumulated depreciation	(5,924)	(4,841)

Property and equipment, net	$2,276	$2,776

        Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $1,507, $1,647 and $2,734 respectively. The Company had no capitalized leased equipment as of December 31, 2011 or 2010.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

6. Accrued Expenses

        Accrued expenses consist of the following:

	Year ended December 31,
	2011	2010
Employee compensation and benefits	$1,740	$2,275
Professional services	185	236
Contracted research and development	90	334
Intellectual property	240	234
Other	1,319	1,006

Total accrued expenses	$3,574	$4,085

7. Commitments and Contingencies

Leases

        The Company rents its facilities under operating leases, which expire through May 2014. Rental payments under operating leases for the years ended December 31, 2011, 2010 and 2009 were $1,808, $1,674 and $1,659, respectively. The deferred rent liability recorded on the Company's balance sheet at December 31, 2011 and 2010 includes the unamortized balance of the landlord incentive payments and the cumulative difference between actual facility lease payments and lease expense recognized ratably over the operating lease period. At December 31, 2011, the Company's future minimum payments required under operating leases are as follows:

Year ended December 31,	Minimum lease payment
2012	$1,342
2013	1,175
2014	408
2015	—
2016 and thereafter	—

Total	$2,925

Litigation

        Please refer to footnote 17, subsequent events for a discussion of a shareholder class action law suit filed in February 2012.

8. Related Party Transactions

Tepha Inc.

        During 1999 and 2003, the Company entered into sublicense agreements with Tepha Inc. ("Tepha"), to sublicense technology to Tepha. The Company directors Edward M. Giles and Anthony J. Sinskey serve on the Board of Directors of Tepha. The agreements with Tepha contain provisions for

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

8. Related Party Transactions (Continued)

sublicense maintenance fees to be paid to the Company upon Tepha achieving certain financing milestones and for product related milestones. Under the agreement, the Company also receives royalties on net sales of licensed products and sublicensing revenues received by Tepha, subject to a minimum payment each year.

        The Company recognized license and royalty revenues of $444, $122 and $120, from Tepha for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011 and 2010, the Company had no outstanding receivable due from Tepha.

ADM

        The Company's collaborative partner ADM made a $5,000 investment in the Company as part of the redeemable convertible preferred stock issuance in January 2006. Concurrent with the Company's initial public offering, ADM purchased 535,714 shares of the Company's stock in a private placement. ADM made various payments to the Company under the collaborative agreement signed during 2004 and 2006. See Note 3 for further discussion regarding collaborative agreements with ADM. As of December 31, 2011 and 2010, respectively, the Company had an outstanding balance receivable of $203 and $813 from ADM which was recorded as due from related parties on the consolidated balance sheet.

Telles

        Telles is a limited liability company, formed and equally owned by the Company and ADM, which was intended to: (i) serve as the commercial entity to establish and develop the commercial market for Mirel, and conduct the marketing and sales in accordance with the goals of the commercial alliance, (ii) assist in the coordination and integration of the manufacturing, compounding and marketing activities, and (iii) administer and account for financial matters on behalf of the parties. The Company and ADM each have 50% ownership and voting interest in Telles. The Company had an outstanding receivable of $108 and $15 due from Telles at December 31, 2011 and 2010, respectively. The Company recognized license and royalty revenue of $3 for the year ended December 31, 2011. No license and royalty revenue was recognized in prior years.

        As a result of ADM's notice of termination, the operations of Telles were discontinued effective February 8, 2012 and the company will be dissolved.

9. Redeemable Convertible Preferred Stock

        The Company's certificate of incorporation, as amended and restated, authorizes it to issue up to 5,000,000 shares of $0.01 par value preferred stock. As of December 31, 2011 and 2010 no preferred stock was issued or outstanding.

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

Warrants

        In connection with signing a lease agreement in 2004, the Company issued the landlord warrants to purchase 4,086 shares of common stock at an exercise price of $3.30 per share. The warrants expire ten years from the lease term commencement date. The fair value of these warrants is immaterial. At December 31, 2011, these warrants were all outstanding and exercisable.

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

        On February 6, 2012, the Company entered into a letter agreement (the "Schuler Agreement") with Jack W. Schuler, Renate Schuler and the Schuler Family Foundation, a tax-exempt private operating foundation of which Jack W. Schuler and Renate Schuler serve as two of the three directors (collectively, the "Schuler Stockholders"). The Schuler Stockholders may be deemed to have aggregate

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

11. Shareholder Rights Plan (Continued)

beneficial ownership of up to 5,091,295 shares (the "Schuler Shares"), or approximately 14.9%, of the Company's outstanding common stock, par value $0.01 per share (the "common stock").

        Pursuant to the Schuler Agreement, the Schuler Stockholders have made certain representations and covenants regarding ownership, voting support arrangements, standstill arrangements and rights of first refusal. In exchange for these representations and covenants, the Company agreed to amend the Shareholder Rights Plan to allow the Schuler Stockholders, under certain circumstances, to increase their beneficial ownership up to 19.99% of the outstanding common stock without becoming Acquiring Persons (as defined in the Rights Agreement).

        On February 6, 2012, contemporaneously with the execution of the Schuler Agreement, the Company amended the Rights Plan to provide that, generally, so long as the Schuler Stockholders and their respective affiliates and associates do not at any time have Control Intent, they may acquire additional shares of common stock without becoming acquiring persons under the Rights Plan, provided that their collective beneficial ownership does not at any time equal or exceed 20% of the then outstanding shares of common stock.

12. Stock-Based Compensation

        The Company adopted a stock plan in 1995, (the "1995 Plan") which provided for the granting of incentive stock options, nonqualified stock options, stock awards, and opportunities to make direct purchases of stock, to employees, officers, directors and consultants of the Company. In June 2005 the 1995 Plan was terminated and the Company adopted a new plan (the "2005 Plan"). No further grants or awards were subsequently made under the 1995 Plan. A total of 907,679 options were awarded from the 1995 Plan and as of December 31, 2011, 89,253 of these options remain outstanding and eligible for future exercise and continue to be governed by the terms of the 1995 Plan.

        The 2005 Plan provided for the granting of incentive stock options, nonqualified stock options, stock awards, and opportunities to make direct purchases of stock, to employees, officers, directors and consultants of the Company. In November 2006 the 2005 Plan was terminated and the Company adopted a new plan (the "2006 Plan"). No further grants or awards were subsequently made under the 2005 Plan. A total of 1,619,134 options were awarded from the 2005 Plan and as of December 31, 2011, 294,621 of these options remain outstanding and eligible for future exercise and continue to be governed by the terms of the 2005 Plan.

        The 2006 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The 2006 Plan states that not more than 10,000,000 shares shall be issued under the plan. A total of 4,493,212 options have been awarded from the 2006 Plan and as of December 31, 2011, 3,474,811 of these options remain outstanding and eligible for future exercise.

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

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

12. Stock-Based Compensation (Continued)

        A summary of the activity related to the shares of common stock covered by outstanding options follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic value
Balance at December 31, 2010	3,246,079	$11.28
Granted	907,160	7.71
Exercised	(21,851)	3.39
Cancelled	(272,703)	13.00

Balance at December 31, 2011	3,858,685	10.36	6.09	$918

Vested and expected to vest at December 31, 2011	3,768,130	10.41	6.06	913
Exerciseable at December 31, 2011	2,441,618	11.10	5.46	878

        The weighted average grant date fair value per share of options granted during fiscal years 2011, 2010, and 2009 was $5.02, $8.08 and $5.55, respectively. The total intrinsic value of options exercised was $81, $2,439 and $422 for the years ended December 31, 2011, 2010 and 2009 respectively.

        A summary of information about the shares of common stock covered by outstanding and exercisable options under the option plans at December 31, 2011 follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
$1.65 - 6.93	777,874	5.12	$4.20	543,031	$3.66
7.09 - 9.12	1,048,842	7.22	8.36	382,837	8.37
9.20 - 11.02	669,133	5.95	10.06	386,350	10.07
11.22 - 14.49	845,499	6.16	13.15	620,228	12.97
14.53 - 23.99	467,337	5.31	18.94	459,172	19.01
24.97 - 24.97	50,000	5.39	24.97	50,000	24.97

	3,858,685	6.09	10.36	2,441,618	11.10

Expense Information for Employee Stock Option Awards

        The Company recognized stock-based compensation expense, related to employee stock option awards, of $4,621, $4,663 and $4,707 for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, there was approximately $5,721 of pre-tax stock-based compensation expense; net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.35 years.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

12. Stock-Based Compensation (Continued)

        For the years ended December 31, 2011, 2010 and 2009, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Year Ended December 31,
	2011	2010	2009
Expected dividend yield	—	—	—
Risk-free rate	0.88% - 2.38%	1.41% - 2.59%	1.67% - 2.58%
Expected option term (in years)	5.5 - 5.6	5.4 - 5.6	5.4 - 5.6
Volatility	77% - 80%	79% - 80%	81%

        For the years ended December 31, 2011, 2010 and 2009 expected volatility is estimated based on the Company's historical volatility benchmarked against the historical volatilities of a peer group of similar public companies. Due to the Company's limited trading history management believes that this approach provides additional information about future stock price movements when compared to analyzing the historical volatility of the Company on its own.

        The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a term similar to the expected life of the related option.

        For the year ended December 31, 2011, the expected term of the options is based upon evaluation of historical and expected future exercise behavior.

        The stock price volatility and expected terms utilized in the calculation involve management's best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The accounting standard for stock-based compensation requires that the Company recognize compensation expense for only the portion of options that are expected to vest. Therefore, the Company has estimated expected forfeitures of stock options for the grants valued. In developing a forfeiture rate estimate, the Company considered its historical experience and actual forfeitures for the year. The Company will continue to evaluate its forfeiture rate as compared to the actual number of forfeitures in future periods to determine if adjustments to compensation expense may be required.

Expense Information for Non-employee Stock Option Awards

        During the years ended December 2011, and 2010, the Company granted stock options to purchase 34,500, and 3,500 shares of common stock, respectively, to non-employee consultants. There were no stock options granted to non-employee consultants during 2009. The compensation expense related to these options is to be recognized over a period of four years. The granted stock options vest quarterly and such vesting is contingent upon future services provided by the consultants to the Company. The Company recorded an expense of $12 and $33 for the years ended December 31, 2011 and 2010, respectively. The Company recorded a benefit of $54 for the year ended December 31, 2009. Options remaining unvested for non-employees are subject to revaluation each reporting period prior to vesting in full. Since the fair market value of the options issued to non-employees is subject to change in the future, the compensation expense recognized in each year may not be indicative of future stock-based compensation charges.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

12. Stock-Based Compensation (Continued)

        The fair value of each unvested option granted to non-employees was revalued at year end using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected dividend yield	—	—	—
Risk-free rate	1.89% - 3.47%	2.53% - 3.84%	2.71% - 3.85%
Expected option term (in years)	10	10	10
Volatility	76% - 78%	79% - 80%	81%

13. Income Taxes

        There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance. Significant components of the Company's net deferred tax asset at December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Net operating loss carryforward	$61,269	$47,124	$32,896
Capitalization of research and development expenses	3,606	4,430	5,795
Credit carryforwards	6,762	5,877	5,624
Other temporary differences	23,035	21,781	23,713

Total deferred tax assets	94,672	79,212	68,028

Valuation Allowance	(94,672)	(79,212)	(68,028)

Net deferred tax asset	$—	$—	$—

        The items accounting for the difference between the income tax benefit computed at the federal statutory rate of 34% and the provision for income taxes were as follows:

	Year Ended December 31,
	2011	2010	2009
Federal income tax at statutory federal rate	34.0%	34.0%	34.0%
State taxes	5.0%	4.1%	5.6%
Permanent differences	(2.4)%	(1.5)%	(2.2)%
Tax credits	2.4%	2.0%	3.1%
State rate change on deferred balances	1.4%	(6.5)%	(0.4)%
Adjustment to prior year tax accounts	(0.5)%	(3.3)%	(2.5)%
Change in valuation allowance	(39.9)%	(28.8)%	(37.6)%

Total	0.00%	0.00%	0.00%

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

13. Income Taxes (Continued)

        The Company follows the accounting guidance for income taxes including guidance, which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of December 31, 2011 or December 31, 2010.

        The tax years 2008 through 2011 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S.

        The Company's policy is to record estimated interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2011, and December 31, 2010, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

        At December 31, 2011 the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of $180,436 and $142,414, respectively. Included in the federal and state net operating loss carryforwards is approximately $19,201 of deduction related to the exercise of stock options subsequent to the adoption of amended accounting guidance related to stock-based compensation. This amount represents an excess tax benefit as defined under the amended accounting guidance related to stock-based compensation and has not been recorded as a deferred tax asset. The Company's existing federal and state net operating loss carryforwards begin to expire in 2012. The Company also had available research and development credits for federal and state income tax purposes of approximately $4,502 and $3,200 respectively. The federal and state research and development credits will begin to expire in 2014 and 2016 respectively. As of December 31, 2011 the Company also had available investment tax credits for state income tax purposes of $117 which also began to expire in 2012. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

        Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2011 to assess whether utilization of the Company's NOL or R&D credit carryforwards would be subject to an annual limitation under section 382. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards my be subject to limitation.

14. Employee Benefits

        The Company maintains a 401(k) savings plan in which substantially all of its regular U.S. employees are eligible to participate. Participants may contribute up to 60% of their annual

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

14. Employee Benefits (Continued)

compensation to the plan, subject to eligibility requirements and annual IRS limitations. In 2007 the Company initiated a matching contribution in common stock of up to 4.5% of a participant's total compensation dependent upon the level of participant contributions made during the plan year. Pursuant to this plan, the Company issued 68,558, 35,151 and 49,518 shares of common stock during the twelve months ended December 31, 2011, 2010 and 2009, respectively, and recorded $529, $443 and $428, respectively, of related expense. Company contributions are fully vested upon issuance.

15. Fair Value Measurements

        The Company has certain financial assets recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input.

        The Company's financial assets classified as Level 2 have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. Because the Company's investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2011 or December 31, 2010.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

15. Fair Value Measurements (Continued)

        The tables below present information about the Company's assets that are measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of 12/31/11
Cash equivalents:
Money Market funds	$18,262	$—	$—	$18,262
Short-term investments:
Corporate Debt	—	29,866	—	29,866
Government Securities	—	25,712	—	25,712
Long-term investments:
Government Securities	—	1,503	—	1,503

Total	$18,262	$57,081	$—	$75,343

	Fair value measurements at reporting date using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of 12/31/10
Cash equivalents:
Money Market funds	$11,533	$—	$—	$11,533
Short-term investments:
Treasuries		1,008		1,008
Government Securities	—	48,040	—	48,040

	$11,533	$49,048	$—	$60,581

16. U.S. Department of Energy Grant

        Effective September 1, 2011, the Company entered into a multi-year $6.0 million grant agreement entitled, Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts, with the U.S. Department of Energy for the development of switchgrass. The Company will use the funds to perform research to enhance the yield of bio-based products, biopower, or fuels made from switchgrass to produce denser biomass and other products that can be further processed to make fuels such as butanol, chemicals such as propylene, and other materials to improve the economic competitiveness of future biorefineries. Continued receipt of grant proceeds is contingent upon the availability of government appropriated funds and the Company's ability to make substantial progress towards meeting the objectives of the award. The Company will recognize revenue from the grant over the term of the agreement as it incurs related research and development costs and provided it meets its prorated cost-sharing obligation of approximately $3.9 million. The Company may elect to retain rights to

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

16. U.S. Department of Energy Grant (Continued)

inventions it conceives or reduces to practice in the performance of work under the award, subject to certain rights of the U.S. Government.

        During the year ended December 31, 2011, the Company recognized $515 in revenue related to this grant.

17. Subsequent Events

        On January 9, 2012, ADM gave notice of their intent to terminate the Telles joint venture for PHA biopolymers effective February 8, 2012. ADM indicated that it had undertaken a strategic review of its business investments and activities and made the decision to focus resources outside of the Telles joint venture. As a consequence of the termination, ADM will retain its manufacturing plant in Clinton, Iowa which was previously used for making the PHA biopolymers and the Company released ADM from any future manufacturing obligations stipulated in the alliance agreement. In connection with the wind-up of the Telles joint venture, Metabolix agreed to make a payment of approximately $3,000 to ADM in exchange for all of Telles's inventory, including compounding raw materials and finished goods, the trademarks owned by Telles, including Mirel and Mvera, and all product registrations, certifications and approvals for Telles's PHA biopolymers. Metabolix also retains ownership of the pilot plant equipment used for development of PHA biopolymers and will assume certain Telles contract rights and obligations. The Company will have no further performance obligations in connection with the commercial alliance after its termination, and as a result, approximately $38,858 of short and long-term deferred revenue at December 31, 2011 is expected to be recognized by the Company during its first fiscal quarter of 2012.

        In connection with ADM's notice of termination, the Company announced on January 12, 2012 that it was restructuring its biopolymers business and downsizing its operations to more appropriately align its 2012 business priorities and strategic plans with current cash and investment resources. The Company expects to record restructuring charges of approximately $1,000 during its first fiscal quarter of 2012 related to employee post-employment termination benefits and contract early termination costs in accordance with ASC 420-10-00, Exit or Disposal Cost Obligations.

        On February 17, 2012, a purported shareholder class action, Hilary Coyne v. Metabolix, Inc., Richard P. Eno, and Joseph Hill, Civil Action 1:12-cv-10318, was filed in the United States District Court for the District of Massachusetts, naming the Company and certain officers of the Company as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures during the period from March 10, 2010 through its January 12, 2012 press release announcing that ADM had given notice of termination of the Telles joint venture for PHA bioplastics, all in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The lawsuit seeks: certification as a class action, compensatory damages in an unspecified amount, plaintiff's costs and attorneys' fees, and unspecified equitable or injunctive relief.

        We are currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with this matter because it is at an early stage.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

18. Summary of Quarterly Financial Data (unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2011
Total revenues	$326	$191	$469	$439
Loss from operations	(9,660)	(10,005)	(9,579)	(9,617)
Net loss	(9,640)	(9,982)	(9,560)	(9,603)
Basic and diluted net loss per share	(0.36)	(0.33)	(0.28)	(0.28)
2010
Total revenues	$180	$109	$46	$113
Loss from operations	(9,857)	(9,577)	(10,021)	(9,484)
Net loss	(9,802)	(9,543)	(9,991)	(9,467)
Basic and diluted net loss per share	(0.37)	(0.36)	(0.37)	(0.35)

Full year amounts may not sum due to rounding.