Form 10-Q
period 2012-03-31
METABOLIX, INC.
filed 2012-05-09
CIK 1121702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2012 was 34,191,853.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended March 31, 2012

Page
Part I. Financial Information

Item
1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets at March 31, 2012, and December 31, 2011
Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011
Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011
Notes to the Consolidated Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

Part II. Other Information

Item
1.	Legal Proceedings
1A.	Risk Factors
2.	Unregistered Sales of Equity Securities and Use of Proceeds
3.	Defaults Upon Senior Securities
4.	Not Applicable
5.	Other Information
6.	Exhibits

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$9,604	$21,277
Short-term investments	56,347	55,578
Accounts receivable	114	146
Due from related parties	136	311
Unbilled receivables	489	304
Prepaid expenses and other current assets	687	823
Inventory	2,977	—
Total current assets	70,354	78,439
Restricted cash	622	622
Property and equipment, net	2,046	2,276
Long-term investments	—	1,503
Other assets	94	72
Total assets	$73,116	$82,912

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$189	$512
Accrued expenses	2,749	3,574
Current portion of deferred rent	165	165
Short-term deferred revenue	202	2,914
Total current liabilities	3,305	7,165
Deferred rent, net of current portion	179	221
Long-term deferred revenue	—	35,944
Other long-term liabilities	122	119
Total liabilities	3,606	43,449

Commitments and contingencies (Note 7, 11)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at March 31, 2012 and December 31, 2011, 34,145,107 and 34,115,798 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	341	341
Additional paid-in capital	286,014	284,796
Accumulated other comprehensive loss	(23)	(12)
Accumulated deficit	(216,822)	(245,662)
Total stockholders’ equity	69,510	39,463
Total liabilities and stockholders’ equity	$73,116	$82,912

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenue:
Revenue from termination of ADM collaboration	$38,885	$—
Grant revenue	378	25
License fee and royalty revenue from related parties	45	301
Product revenue	14	—
Total revenue	39,322	326

Costs and expenses:
Cost of product revenue	55	—
Research and development	6,045	6,199
Selling, general, and administrative	4,399	3,787
Total costs and expenses	10,499	9,986
Income (loss) from operations	28,823	(9,660)

Other income:
Interest income, net	17	20
Net Income (loss)	$28,840	$(9,640)

Net income (loss) per share:
Basic	$0.84	$(0.36)

Diluted	$0.84	$(0.36)

Number of shares used in per share calculations:
Basic	34,136,333	26,904,606

Diluted	34,265,638	26,904,606

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$28,840	$(9,640)
Other comprehensive income:
Change in unrealized gain on investments	(13)	12
Change in foreign currency translation adjustment	2	1
Total other comprehensive income (loss)	(11)	13
Comprehensive income (loss)	$28,829	$(9,627)

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$28,840	$(9,640)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	379	384
Charge for 401(k) company common stock match	162	242
Stock-based compensation	1,104	1,233
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	(153)	(14)
Due from related party	175	(265)
Prepaid expenses and other assets	114	96
Inventory	(2,977)	—
Accounts payable	(323)	(235)
Accrued expenses	(885)	(1,420)
Deferred rent and other long-term liabilities	(39)	(39)
Deferred revenue	(38,656)	296
Net cash used in operating activities	(12,259)	(9,362)

Cash flows from investing activities
Purchase of property and equipment	(148)	(315)
Purchase of short-term investments	(28,240)	(8,502)
Proceeds from the sale and maturity of short-term investments	28,961	25,663
Net cash provided by investing activities	573	16,846

Cash flows from financing activities
Proceeds from options exercised	11	36
Net cash provided by financing activities	11	36

Effect of exchange rate changes on cash and cash equivalents	2	1

Net (decrease) increase in cash and cash equivalents	(11,673)	7,521
Cash and cash equivalents at beginning of period	21,277	12,526
Cash and cash equivalents at end of period	$9,604	$20,047

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2012 and 2011.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2012.

2. ACCOUNTING POLICIES

Inventory

During the quarter ended March 31, 2012, the Company acquired raw material and finished goods inventory of biopolymer from Telles, LLC as described in Note 15.   The Company’s adopted inventory policies as a result of this transaction are to state inventory at the lower of cost or market and to value inventory using the weighted average cost method.  The Company analyzes its inventory levels quarterly and writes down, to cost of product revenue, inventory that has become obsolete, inventory in excess of expected sales requirements or inventory that fails to meet commercial sales specifications.

There has been no other material change in accounting policies since the Company’s fiscal year ended December 31, 2011, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance became effective for fiscal years beginning after December 15, 2011. In December 2011, the FASB issued an accounting standards update that defers the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. The Company adopted the provisions of the guidance in the first quarter of 2012 and elected to present items of net income and other comprehensive income in two separate but consecutive statements.

4. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method. In periods when a net loss is reported, all such common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported there is no difference in basic and diluted loss per share.

Shares used to calculate diluted earnings per share are as follows:

	Three months ended March 31,
	2012	2011

Numerator:
Net income (loss)	$28,840	$(9,640)

Denominator:
Weighted average number of common shares outstanding	34,136,333	26,904,606
Effect of dilutive securities:
Stock options	129,305	—
Dilutive potential common shares	129,305	—
Shares used in calculating diluted earnings per share	34,265,638	26,904,606

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2012 and 2011, respectively, are shown below:

	Three Months Ended
	March 31,
	2012	2011
Options	4,334,082	3,623,004
Warrants	4,086	4,086
Total	4,338,168	3,627,090

5. STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense, related to employee stock option awards, of $1,122 and $1,233 for the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, there was approximately $6,980 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.86 years.

A summary of option activity for the three months ended March 31, 2012 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2011	3,858,685	$10.36
Granted	1,063,400	2.67
Exercised	(6,533)	1.65
Cancelled	(284,600)	8.53
Outstanding at March 31, 2012	4,630,952	8.72

Options exercisable at March 31, 2012	2,615,895	$10.93

Weighted average grant date fair value of options granted during the three months ended March 31, 2012		$1.85

For the three months ended March 31, 2012 and 2011, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Three Months Ended
	March 31,
	2012	2011
Expected dividend yield	—	—
Risk-free rate	0.72% - 1.15%	2.38%
Expected option term (in years)	5.36 – 5.47	5.6
Volatility	85%-87%	78%

6. RESEARCH AND DEVELOPMENT

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

7. ADM COLLABORATION

In 2004, the Company signed a Technology Alliance and Option Agreement with ADM Polymer Corporation (“ADM Polymer”), a wholly-owned subsidiary of ADM, to establish an alliance whereby the Company would provide technology, licenses and research and development services, and ADM would provide manufacturing services and capital necessary to produce biopolymers on a commercial scale.  The Technology Alliance and Option Agreement provided ADM with an option (the “Option”) to enter into a commercial alliance for further research, development, manufacture, use, and sale of biopolymers on the terms and conditions set forth in the Commercial Alliance Agreement.  In 2006, ADM exercised this Option, and the Technology Alliance and Option Agreement concluded.

The Commercial Alliance Agreement between Metabolix and ADM Polymer specified the terms and structure of the alliance. The primary function of this agreement was to establish the activities and obligations of the parties to commercialize PHA biopolymers, which have been marketed under the brand names Mirel™ and MveraTM. These activities included: the establishment of a joint venture company, Telles, LLC (“Telles”), to market and sell PHA biopolymers, the construction of a manufacturing facility capable of producing 110 million pounds of material annually (the “Commercial Manufacturing Facility”), the licensing of technology to Telles and to ADM, and the conducting of various research, development, manufacturing, sales and marketing, compounding and administrative services by the parties.

Telles was formed to: (i) serve as the commercial entity to establish and develop the commercial market for PHA biopolymers, and conduct the marketing and sales in accordance with the goals of the commercial alliance, (ii) assist in the coordination and integration of the manufacturing, compounding and marketing activities, and (iii) administer and account for financial matters on behalf of the parties.  Metabolix and ADM each had a 50% ownership and voting interest in Telles.

Under the Technology Alliance and Option Agreement and Commercial Alliance Agreement various payments were made to Metabolix by ADM as shown in the table below.  All of these payments were recorded as deferred revenue on the Company’s balance sheet and were expected to be recognized on a straight line basis over a period of approximately ten years in which Metabolix would fulfill its contractual obligations during the Commercial Phase of the Commercial Alliance Agreement.

Upfront Payment	$3,000
Milestone Payments	2,000
Support Payments	22,050
Cost Sharing Payments for pre-commercial manufacturing plant construction and operations	11,835
Total	$38,885

Under the Commercial Alliance Agreement ADM was permitted, under limited circumstances, to terminate the alliance if a change in circumstances that was not reasonably within the control of ADM made the anticipated financial return from the project inadequate or too uncertain. The agreement provided that, upon termination by ADM due to a change in circumstances, Metabolix would be permitted to continue to produce and sell PHA biopolymers, and ADM would be required to perform manufacturing services for the Company for a period of time following the termination (subject to certain payment obligations to ADM).  On January 9, 2012, ADM notified the Company that it was terminating the commercial alliance effective February 8, 2012.  ADM had recently undertaken a strategic review of its business investments and activities and made the decision to focus resources outside of Telles. As the basis for the decision, ADM indicated to the Company that the projected financial returns from the alliance were too uncertain.

The Commercial Alliance Agreement with ADM limited the rights of both ADM and the Company to work with other parties or alone in developing or commercializing certain PHAs produced through fermentation. These exclusivity obligations ended upon termination of the alliance.  Also, upon termination of the alliance, Metabolix intellectual property licenses to ADM Polymer and Telles ended, with Metabolix retaining all rights to its intellectual property.  ADM retained its Commercial Manufacturing Facility located in Clinton, Iowa, previously used to produce PHA biopolymers for Telles.

The Company has no further performance obligations in connection with the commercial alliance after its termination, and as a result, the $38,885 of deferred revenue was recognized by the Company during its fiscal quarter ended March 31, 2012.

After termination of the Commercial Alliance Agreement, the parties entered into a Settlement Agreement dated March 6, 2012 in which the parties agreed to specific terms related to the winding up and dissolution of Telles.  Under this Settlement Agreement the Company purchased certain assets of the joint venture for $2,982, including all of Telles’s inventory, exclusive and perpetual rights to all of Telles’s trademarks, and all product registrations, certifications and approvals for Telles’s PHA biopolymers.  Pursuant to the Settlement Agreement, ADM relinquished any claims with respect to certain co-funded equipment previously acquired by Metabolix and situated at locations other than the Clinton, Iowa Commercial Manufacturing Facility, and Metabolix and Telles waived any rights to post-termination manufacturing and fermentation services under the Commercial Alliance Agreement. The Company assessed the market value of the various assets acquired from Telles under the Settlement Agreement and determined that the full amount of the $2,982 purchase price should be allocated to the raw material and biopolymer inventory.

Pursuant to the Settlement Agreement, Telles paid to ADM an amount equal to the aggregate cash balances of Telles totaling $3,778 on the date of the Settlement Agreement, minus $100 retained by Telles to settle any remaining trade obligations.  The Company believes the remaining trade obligations of Telles at the date of execution of the Settlement Agreement did not exceed $100.  In the event that ADM is required to repay to Telles or to pay to any creditor of Telles any amounts included in the $2,982 purchase price or the $3,678 distributed to ADM by Telles pursuant to the Settlement Agreement, Metabolix is obligated to reimburse ADM in an amount equal to 50% of such payments, provided that in no event would the amount to be so paid by Metabolix exceed the total of the $2,982 purchase price and the $3,678 Telles cash required to be so repaid or reimbursed by ADM. The Company is not aware of any such third party creditor claims, and believes that the likelihood that it will be required to reimburse ADM under this provision is remote. Therefore, no liability for this potential obligation is included in the Company’s balance sheet at March 31, 2012.

8. INCOME TAXES

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of March 31, 2012 or March 31, 2011.

The tax years 2008 through 2011 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2012, and December 31, 2011, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

At December 31, 2011 the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of $180,436 and $142,414, respectively. Included in the federal and state NOLs is approximately $19,201 of deduction related to the exercise of stock options subsequent to the adoption of amended accounting guidance related to stock-based compensation. This amount represents an excess tax benefit as defined under the amended accounting guidance related to stock-based compensation and has not been recorded as a deferred tax asset. The Company’s existing federal and state NOL carryforwards begin to expire in 2012. The Company also had available research and development credits for federal and state income tax purposes of approximately $4,502 and $3,200 respectively. The federal and state research and development credits will begin to expire in 2014 and 2016 respectively. As of December 31, 2011 the Company also had available investment tax credits for state income tax purposes of $117 which also began to expire in 2012. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2011 to assess whether utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under section 382. To the extent an ownership change occurs in the future, the NOL and credit carryforwards my be subject to limitation.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2012	December 31, 2011
Employee compensation and benefits	$1,100	$1,740
Professional services	210	185
Contracted research and development	68	90
Intellectual property	250	240
Other	1,121	1,319
Total accrued expenses	$2,749	$3,574

10. SEGMENT INFORMATION

The accounting guidance for segment reporting establishes standards for reporting information on operating segments in annual financial statements. The Company operates in one segment, which is the business of developing and commercializing technologies for the production of polymers and chemicals in plants and in microbes. The Company’s chief operating decision-maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. As of March 31, 2012 less than 10% of the Company’s combined total assets were located outside of the United States and the reported net income outside of the United States was less than 10% of the combined net income of the consolidated Company.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On February 17, 2012, a purported shareholder class action, Hilary Coyne v. Metabolix, Inc., Richard P. Eno, and Joseph Hill, Civil Action 1:12-cv-10318 (the “class action”), was filed in the United States District Court for the District of Massachusetts, naming the Company and certain officers of the Company as defendants. The class action alleges that the Company made material misrepresentations and/or omissions of material fact in the Company’s disclosures during the period from March 10, 2010 through its January 12, 2012 press release announcing that ADM had given notice of termination of the Telles joint venture for PHA biopolymers, all in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The class action seeks certification as a class action, compensatory damages in an unspecified amount, plaintiff’s costs and attorneys’ fees, and unspecified equitable or injunctive relief.

On March 7, 2012, a purported derivative lawsuit, Childs v. Kouba et al., Civil Action 12-0892 (the “derivative action”), was filed in Massachusetts Superior Court for Middlesex County, on behalf of the Company against members of the Company’s Board of Directors for alleged breaches of their fiduciary duties and based on a nearly identical set of alleged facts as those asserted in the class action.  The derivative action seeks compensatory damages in an unspecified amount, plaintiff’s costs and attorneys’ fees, and unspecified equitable or injunctive relief. The parties in the derivative action filed and the court granted a joint motion to stay the derivative action until after resolution of the anticipated motion to dismiss in the class action.

We are currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with these matters because they are at an early stage.

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

The Company’s financial assets classified as Level 2 have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2012 or December 31, 2011.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	3/31/12
Cash equivalents:
Money Market funds	$6,498	$—	$—	$6,498
Short-term investments:
Corporate Debt	—	21,250	—	21,250
Government-sponsored enterprises	—	35,097	—	35,097
Total	$6,498	$56,347	$—	$62,845

	Fair value measurements at reporting date using
	Quoted prices in active		Significant
	markets for identical	Significant other	unobservable
	assets	observable inputs	inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	12/31/11
Cash equivalents:
Money Market funds	$18,262	$—	$—	$18,262
Short-term investments:
Corporate Debt	—	29,866	—	29,866
Government-sponsored Securities	—	25,712	—	25,712
Long-term investments:
Government Securities	—	1,503	—	1,503
Total	$18,262	$57,081	$—	$75,343

In the tables above as of March 31, 2012 and December 31, 2011, government securities included $21,072 and $29,707, respectively, of Federal Deposit Insurance Corporation guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Program.

The Company considers investments purchased with an original maturity date of ninety days or more at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments.  All other investments are classified as long-term.

13. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc., a related party, and recorded $45 and $301 of license and royalty revenue during the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012 and December 31, 2011, the Company had no outstanding receivables due from Tepha.

The Company had various transactions with its former alliance partner ADM, a related party, during the three months ended March 31, 2012 and 2011. The Company had an outstanding receivable balance of $135 and $203 due from ADM at March 31, 2012 and December 31, 2011, respectively.

The Company also had various transactions with Telles. As of March 31, 2012 the Company had no significant outstanding receivable due from Telles. The Company had an outstanding receivable balance of $108 due from Telles as of December 31, 2011. For more information on the Company’s related party transactions, please see Note 8 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

14. COMMON STOCK

Common Stock Issuances

During May 2011, the Company completed a public offering of 7,130,000 shares of its common stock at a price of $7.25 per share. Net proceeds were $49,333 after deducting underwriting discounts, commissions and offering costs of $2,360. The Company is using the proceeds from the offering for working capital and other general corporate purposes.

15. INVENTORY

During the quarter ended March 31, 2012 the Company acquired raw material and finished goods inventory of biopolymer from Telles, as a result of the termination of the joint venture with ADM.   Inventory consisted of the following at:

March 31, 2012
Raw materials	$765
Finished goods	2,212
$2,977

The Company did not own any inventory at December 31, 2011.

16. RESTRUCTURING

In connection with the Telles termination, in the first quarter of 2012, the Company restructured its biopolymers business and downsized its operations to more appropriately align its 2012 business priorities and strategic plans with current cash and investment resources.  The Company recognized $859 of restructuring charges during the quarter ended March 31, 2012, as follows:

	Original Charges and Amounts Accrued	(Reversals) or Adjustments to Charges	Amounts Paid through March 31, 2012	Amounts Accrued at March 31, 2012

Employee severance, benefits and related costs	$837	$—	$833	$4
Contract termination costs	22	—	22	—
	$859	$—	$855	$4

The Company expects to record an additional restructuring cost of approximately $150 in its second fiscal quarter of 2012 as a result of consolidating its operations and discontinuing use of its corporate office facility located at One Kendall Square, Cambridge, Massachusetts.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position and management’s strategy, plans and objectives for research and development, product development, and commercialization of current and future products, including the commercialization of our biopolymer products. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our dependence on establishing collaborations or partnerships for the commercialization of our products, risks related to the development and commercialization of new and uncertain technologies, risks associated with our protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth below under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

The forward-looking statements presented in this document are made only as of the date hereof and we do not intend to update or publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Overview

Metabolix is an innovation-driven bioscience company focused on delivering sustainable solutions to the plastics, chemicals and energy industries. We have core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science, and we have assembled these capabilities in a way that has allowed us to integrate our biotechnology research with real world chemical engineering and industrial practice. In addition, we have created an extensive intellectual property portfolio to protect our innovations and, together with our technology, to serve as a valuable foundation for future industry collaborations.

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

Metabolix was formed to leverage the ability of natural systems to produce complex biopolymers from renewable resources. Metabolix has focused on a family of biopolymers found in nature called polyhydroxyalkanoates, or (“PHAs”), which occur naturally in living organisms and are chemically similar to polyesters. Metabolix has demonstrated the production of PHAs at the industrial scale to produce PHA biopolymers and biobased industrial chemicals, as well as production of PHB, a subclass of PHA biopolymer, in agriculturally significant crop plants.

In 2006, we entered into a commercial alliance with ADM Polymer Corporation (“ADM Polymer”), a wholly-owned subsidiary of Archer Daniels Midland Company (“ADM”), one of the largest agricultural processors in the world.

Under the commercial alliance, ADM was responsible for resin manufacturing, and Metabolix was primarily responsible for product development, compounding, marketing and sales. Through this alliance, the companies developed a proprietary, world scale microbial fermentation and recovery system for producing PHA biopolymers and established a joint venture company, Telles, LLC (“Telles”), to commercialize PHA biopolymer products. In 2009, ADM completed construction of the initial phase of its Commercial Manufacturing Facility located in Clinton, Iowa (“the Commercial Manufacturing Facility”). In 2010, the plant commenced operations and began production. In 2010 and 2011, Telles conducted significant product and commercial development activities with potential customers, marketed and sold product to customers under the tradenames Mirel™ and Mvera™, and developed a network of business partners and distributors. On January 9, 2012, ADM notified us that they were terminating the commercial alliance, effective as of February 8, 2012. ADM undertook a strategic review of its business investments and activities and made the decision to focus resources outside of Telles. As the basis for the decision, ADM indicated to us in January 2012 that the projected financial returns from the alliance were too uncertain.

Upon termination, ADM retained the Commercial Manufacturing Facility. We retained significant rights and assets associated with the PHA biopolymers business consistent with our intent to launch the business using a new commercial model, continuing business operations, marketing biopolymer products, and identifying alternate manufacturing capability. We hold exclusive rights to the Metabolix technology and intellectual property used in the joint venture. We have also acquired all of Telles’s product inventory and compounding raw materials, all product certifications and all product trademarks including MirelTM and MveraTM, and we retained all co-funded pilot plant equipment in locations outside of the Clinton, Iowa plant. Metabolix has no obligations under the ledger account totaling $433 million which was funded by ADM to construct the Commercial Manufacturing Facility and to provide working capital to Telles.

In the first quarter of 2012, we restructured the biopolymers business and downsized our operations to more appropriately align our 2012 business priorities and strategic plans with current cash and investment resources. Although the restructuring was done primarily through employee termination, we retained a core team in our biopolymers group to provide continuity with technology, manufacturing process, and markets. We have continued to work closely with customers during this transition to understand their product needs and to match them to available inventory. In addition, we have opened constructive discussions with alternative manufacturing and commercialization partners for biopolymers. Through Telles, we learned extremely valuable information about how customers and brand owners envision the use of PHA biopolymers in their products. Based on these interactions, we remain confident that Metabolix biopolymers provide an important solution to those wishing to reduce dependence on petroleum, reduce plastic waste in the environment, and utilize new solutions to meet sustainable packaging goals.

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

For our second platform we are developing C4 and C3 chemicals from biobased sources, not the fossil fuels that are currently used to produce most industrial chemicals today. During 2009 we completed all work under our U.S. Department of Commerce National Institute of Standards and Technology grant, a $2 million grant aimed at producing C4 chemicals from renewable sources. We were able to achieve all of the technical milestones outlined in this grant. In 2010, we continued to scale up our C4 chemicals technology and continued efforts on chemical recovery and purification. We made progress toward production of biobased gamma-butyrolactone (“GBL”) samples for shipment to potential customers and we expanded exploratory partnership discussions.

In 2011, Metabolix and CJ CheilJedang (“CJ”) announced a joint development agreement to continue to advance and refine our production technology and assess investment options for the commercialization of biobased C4 chemicals via fermentation. The two companies are collaborating closely to develop a detailed market and economic analysis examining all aspects of an investment to commercialize biobased C4 chemicals. In addition to this collaboration, in the C4 program we produced GBL at industrial scale and demonstrated a chemical profile consistent with existing industrial specifications.

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

In 2011, Metabolix was awarded a $6 million grant by the U.S. Department of Energy (“DOE”) to engineer switchgrass producing 10 percent PHB, by weight, in the whole plant and to develop methods to thermally convert the PHB-containing biomass to crotonic acid and a higher density residual biomass fraction for production of biofuel.

As of March 31, 2012, we had an accumulated deficit of $216,822 and total stockholders’ equity was $69,510.

Collaborative Arrangements

Our strategy for collaborative arrangements is to retain substantial participation in the future economic value of our technology while receiving current cash payments to offset research and development costs and working capital needs. By their nature, these agreements are complex and have multiple elements that cover a variety of present and future activities.

ADM Collaboration

In 2004, the Company signed a Technology Alliance and Option Agreement with ADM Polymer Corporation (“ADM Polymer”), a wholly-owned subsidiary of ADM, to establish an alliance whereby the Company would provide technology, licenses and research and development services, and ADM would provide manufacturing services and capital necessary to produce biopolymers on a commercial scale.  The Technology Alliance and Option

Agreement provided ADM with an option (the “Option”) to enter into a commercial alliance for further research, development, manufacture, use, and sale of biopolymers on the terms and conditions set forth in the Commercial Alliance Agreement.  In 2006, ADM exercised this Option, and the Technology Alliance and Option Agreement concluded.

The Commercial Alliance Agreement between Metabolix and ADM Polymer specified the terms and structure of the alliance. The primary function of this agreement was to establish the activities and obligations of the parties to commercialize PHA biopolymers, which have been marketed under the brand names Mirel™ and MveraTM. These activities included: the establishment of a joint venture company, Telles, LLC (“Telles”), to market and sell PHA biopolymers, the construction of a manufacturing facility capable of producing 110 million pounds of material annually (the “Commercial Manufacturing Facility”), the licensing of technology to Telles and to ADM, and the conducting of various research, development, manufacturing, sales and marketing, compounding and administrative services by the parties.

Telles was formed to: (i) serve as the commercial entity to establish and develop the commercial market for PHA biopolymers, and conduct the marketing and sales in accordance with the goals of the commercial alliance, (ii) assist in the coordination and integration of the manufacturing, compounding and marketing activities, and (iii) administer and account for financial matters on behalf of the parties.  Metabolix and ADM each had a 50% ownership and voting interest in Telles.

Under the Technology Alliance and Option Agreement and Commercial Alliance Agreement various payments were made to Metabolix by ADM as shown in the table below.  All of these payments were recorded as deferred revenue on the Company’s balance sheet and were expected to be recognized on a straight line basis over a period of approximately ten years in which Metabolix would fulfill its contractual obligations during the Commercial Phase of the Commercial Alliance Agreement.

Upfront Payment	$3,000
Milestone Payments	2,000
Support Payments	22,050
Cost Sharing Payments for pre-commercial manufacturing plant construction and operations	11,835
Total	$38,885

Under the Commercial Alliance Agreement ADM was permitted, under limited circumstances, to terminate the alliance if a change in circumstances that was not reasonably within the control of ADM made the anticipated financial return from the project inadequate or too uncertain. The agreement provided that, upon termination by ADM due to a change in circumstances, Metabolix would be permitted to continue to produce and sell PHA biopolymers, and ADM would be required to perform manufacturing services for the Company for a period of time following the termination (subject to certain payment obligations to ADM).  On January 9, 2012, ADM notified the Company that it was terminating the commercial alliance effective February 8, 2012.  ADM had recently undertaken a strategic review of its business investments and activities and made the decision to focus resources outside of Telles. As the basis for the decision, ADM indicated to the Company that the projected financial returns from the alliance were too uncertain.

The Commercial Alliance Agreement with ADM limited the rights of both ADM and the Company to work with other parties or alone in developing or commercializing certain PHAs produced through fermentation. These exclusivity obligations ended upon termination of the alliance.  Also, upon termination of the alliance, Metabolix intellectual property licenses to ADM Polymer and Telles ended, with Metabolix retaining all rights to its intellectual property.  ADM retained its Commercial Manufacturing Facility located in Clinton, Iowa, previously used to produce PHA biopolymers for Telles.

The Company has no further performance obligations in connection with the commercial alliance after its termination, and as a result, the $38,885 of deferred revenue was recognized by the Company during its fiscal quarter ended March 31, 2012.

After termination of the Commercial Alliance Agreement, the parties entered into a Settlement Agreement dated March 6, 2012 in which the parties agreed to specific terms related to the winding up and dissolution of Telles.

Under this Settlement Agreement the Company purchased certain assets of the joint venture for $2,982, including all of Telles’s inventory, exclusive and perpetual rights to all of Telles’s trademarks, and all product registrations, certifications and approvals for Telles’s PHA biopolymers.  Pursuant to the Settlement Agreement, ADM relinquished any claims with respect to certain co-funded equipment previously acquired by Metabolix and situated at locations other than the Clinton, Iowa Commercial Manufacturing Facility, and Metabolix and Telles waived any rights to post-termination manufacturing and fermentation services under the Commercial Alliance Agreement. The Company assessed the market value of the various assets acquired from Telles under the Settlement Agreement and determined that the full amount of the $2,982 purchase price should be allocated to the raw material and biopolymer inventory.

Pursuant to the Settlement Agreement, Telles paid to ADM an amount equal to the aggregate cash balances of Telles totaling $3,778 on the date of the Settlement Agreement, minus $100 retained by Telles to settle any remaining trade obligations.  The Company believes the remaining trade obligations of Telles at the date of execution of the Settlement Agreement did not exceed $100.  In the event that ADM is required to repay to Telles or to pay to any creditor of Telles any amounts included in the $2,982 purchase price or the $3,678 distributed to ADM by Telles pursuant to the Settlement Agreement, Metabolix is obligated to reimburse ADM in an amount equal to 50% of such payments, provided that in no event would the amount to be so paid by Metabolix exceed the total of the $2,982 purchase price and the $3,678 Telles cash required to be so repaid or reimbursed by ADM. The Company is not aware of any such third party creditor claims, and believes that the likelihood that it will be required to reimburse ADM under this provision is remote. Therefore, no liability for this potential obligation is included in the Company’s balance sheet at March 31, 2012.

Government Grants

As of March 31, 2012, expected gross proceeds of $5,648 remain to be received under our U.S. and Canadian government grants, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our United States and Canadian government grants is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	March 31, 2012	March 31, 2012	Expiration

Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts	Department of Energy	$6,000	$514	$5,486	June 2014

Blow Molded Bioproducts From Renewable Plastics	Department of Agriculture	349	315	34	August 2012

Advanced Technologies For Engineering Of Camilina	Canadian Ministry of Agriculture	210	82	128	February 2013
Total		$6,559	$911	$5,648

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation and restructuring charges. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2012 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue

	Three Months Ended
	March 31,
	2012	2011	Change
Revenue from termination of ADM collaboration	$38,885	$—	$38,885
Grant revenue	378	25	353
License fee and royalty revenue from related parties	45	301	(256)
Product revenue	14	—	14
Total revenue	$39,322	$326	$38,996

Total revenue was $39,322 and $326 for the three months ended March 31, 2012 and 2011, respectively.  During the three months ended March 31, 2012 we recognized $38,885 of previously deferred revenue related to our Telles joint venture with ADM that terminated effective February 8, 2012.  This deferred revenue, which was previously expected to be recognized over a future estimated ten year period as we met our contractual performance obligations, became immediately recognizable upon termination when no further performance obligations remained.  Grant revenue was $378 and $25 for the three months ended March 31, 2012 and 2011, respectively. The increase of $353 was primarily generated from our Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts (“REFABB”) grant and our Blow Molded Bioproducts from Renewable Plastics grant. During the three months ended March 31, 2012 we recognized $45 of license fee and royalty revenue from related parties compared to $301 for the respective period in 2011. The decrease of $256 was primarily attributable to a royalty earned under a licensing agreement with Tepha, Inc. during the first quarter of 2011.  During the three months ended March 31, 2012 we recognized $14 of product revenue related to the sale of biopolymer.

Costs and expenses

	Three Months Ended
	March 31,
	2012	2011	Change
Cost of product revenues	$55	$—	$55
Research and development	6,045	6,199	(154)
Selling, general, and administrative	4,399	3,787	612
Total costs and expenses	$10,499	$9,986	$513

Research and development expenses

Research and development expenses were $6,045 and $6,199 for the three months ended March 31, 2012 and 2011, respectively.  The decrease of $154 was primarily attributable to decreases in contracted research and travel offset by an increase in consulting services. Contracted research decreased to $276 for the three months ended March 31, 2012 compared to $455 for the respective period in 2011. The decrease of $179 was primarily due to the termination of the Telles joint venture. Travel related expenses were $49 and $174 for the three months ended March 31, 2012 and 2011, respectively. The decrease of $125 was primarily the result of decreased travel related to product and business development. Consulting services increased to $224 during the three months ended March 31, 2012 compared to $82 during the respective period in 2011. The increase of $142 was primarily due to business development costs transferred to Metabolix as a result of the termination of Telles. Included in research and development expenses were $440 of restructuring charges.

We expect our research and development expenses to decline during 2012 as a result of the termination of our Telles joint venture in February 2012 and our subsequent decision to restructure our operations, primarily through employee termination. We plan to retain a core team to provide continuity with the commercialization of our biopolymer technology and we will continue to evaluate options to launch the PHA biopolymers business with a new commercial model. We also expect to continue development of biobased industrial chemicals. In addition, we will continue to incur costs in support of our REFABB grant, the object of which is the demonstration of low cost chemicals production from biomass crops and developing intellectual property in our oilseeds program.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $4,399 and $3,787 for the three months ended March 31, 2012 and 2011, respectively. The increase of $612 was primarily related to an increase in employee compensation and related benefit expenses, professional fees and consulting services. Employee compensation and benefit related expense increased to $2,554 from $2,356 for the three months ended March 31, 2012 and 2011, respectively. The increase of $198 was primarily due to employee termination payments made in connection with our restructuring and recruiting fees incurred in connection with our search for additional members to serve on our Board of Directors. Professional fees increased to $842 from $578 for the three months ended March 31, 2012 and 2011, respectively. The increase of $264 was primarily due to legal fees incurred in connection to the termination of Telles and increased patent costs. Included in selling, general, and administrative expenses were $419 of restructuring costs.

We expect a decline in selling, general and administrative expenses during 2012. The expected decrease is primarily related to the termination of the Telles joint venture in February 2012 and our subsequent decision to restructure our operations, primarily through employee terminations. We expect that this will result in lower sales and marketing expenses.

Other Income (Net)

	Three Months Ended
	March 31,
	2012	2011	Change
Total other income (net)	$17	$20	$(3)

Other income (net) was $17 and $20 for the three months ended March 31, 2012 and 2011, respectively. Other income (net) during both periods consisted of investment income.

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

We have incurred significant expenses relating to our research and development efforts. As of March 31, 2012, we had an accumulated deficit of $216,822. Our total unrestricted cash, cash equivalents and investments as of March 31, 2012 were $65,951 as compared to $78,358 at December 31, 2011. As of March 31, 2012, we had no outstanding debt.

Our cash and cash equivalents at March 31, 2012 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of March 31, 2012, we had restricted cash of $622.  Restricted cash consists of $522 held in connection with the lease agreements for our Cambridge, Massachusetts facilities and $100 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of March 31, 2012, we were in compliance with this policy.

We believe that our cash, cash equivalents and investments and interest we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our available cash, cash equivalents, and short-term investments are insufficient to satisfy our liquidity requirements, or if we require additional capital to construct or acquire manufacturing facilities, we may need to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

In the first quarter of 2012, we restructured our business, taking a restructuring charge of $859.  We currently expect cash usage for 2012 to be in the range of $28,000 to $30,000, and to end 2012 with cash and investments of approximately $48,000 to $50,000.  We also anticipate ending 2012 with an annual cash usage run rate of $24,000, excluding any additional partner funding, grant revenue or other sources of income.  In connection with the wind-up of the Telles joint venture, we made a payment of approximately $2,982 to ADM in March 2012, primarily to acquire all of Telles’ inventory.

Net cash used in operating activities was $12,259 and $9,362 for the three months ended March 31, 2012 and 2011, respectively. The increase of $2,897 in cash used from operating activities primarily reflects $2,982 used to purchase the Telles inventory.

Net cash provided by investing activities was $573 and $16,846 for the three months ended March 31, 2012 and 2011, respectively. Net cash provided by investment activities for the three months ended March 31, 2012 consisted of $28,961 provided by sale and maturity of short-term investments offset by $28,240 used to purchase short-term investments and $148 used to purchase capital equipment.

Net cash provided by financing activities was $11 and $36 for the three months ended March 31, 2012 and 2011, respectively. Net cash provided by financing activities for both periods was solely attributable to the proceeds received from the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2012.

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$75	$25	$50	$	$—
Operating lease obligations	2,575	1,285	1,290		—
Total	$2,650	$1,310	$1,340	$—	$—

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

See Note 13 to our consolidated financial statements for a full description of our related party transactions.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance became effective for fiscal years beginning after December 15, 2011. In December 2011, the FASB issued an accounting standards update that defers the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. We adopted the provisions of the guidance in the first quarter of 2012 and elected to present items of net income and other comprehensive income in two separate but consecutive statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 17, 2012, a purported shareholder class action, Hilary Coyne v. Metabolix, Inc., Richard P. Eno, and Joseph Hill, Civil Action 1:12-cv-10318 (the “class action”), was filed in the United States District Court for the District of Massachusetts, naming the Company and certain officers of the Company as defendants. The class action alleges that the Company made material misrepresentations and/or omissions of material fact in the Company’s disclosures during the period from March 10, 2010 through its January 12, 2012 press release announcing that ADM had given notice of termination of the Telles joint venture for PHA bioplastics, all in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The class action seeks certification as a class action, compensatory damages in an unspecified amount, plaintiff’s costs and attorneys’ fees, and unspecified equitable or injunctive relief.

On March 7, 2012, a purported derivative lawsuit, Childs v. Kouba et al., Civil Action 12-0892 (the “derivative action”), was filed in Massachusetts Superior Court for Middlesex County, on behalf of the Company against members of the Company’s Board of Directors for alleged breaches of their fiduciary duties and based on a nearly identical set of alleged facts as those asserted in the class action.  The derivative action seeks compensatory damages in an unspecified amount, plaintiff’s costs and attorneys’ fees, and unspecified equitable or injunctive relief.

The parties in the derivative action filed and the court granted a joint motion to stay the derivative action until after resolution of the anticipated motion to dismiss in the class action.

We are currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with these matters because they are at an early stage.

ITEM 1A. RISK FACTORS.

There have been no material changes in information regarding our risk factors as described in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On January 12, 2012 the Company issued 22,776 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2012, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (NOT APPLICABLE).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1

Joint Commercial Alliance Settlement Agreement dated March 6, 2012, among the Registrant, ADM Polymer Corporation, Telles, LLC, and Telles (Europe) BV (furnished herewith). Confidential treatment has been requested for certain portions of this document. Such provisions have been filed separately with the Commission.

10.2	First Amendment dated February 29, 2012, of Lease between Fortune Wakefield, LLC (“Landlord”) and Metabolix, Inc. dated March 30, 2007 (furnished herewith).

10.3

Letter Agreement, dated as of February 6, 2012, by and among the Company, Jack W. Schuler, Renate Schuler and the Schuler Family Foundation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-33133) dated February 10, 2012.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (furnished herewith).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (furnished herewith).

32.1	Section 1350 Certification (furnished herewith).

101.1	The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2012 and

December 31, 2011; (ii) Consolidated Statements of Operations, Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss), Three Months Ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.*

*

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

METABOLIX, INC.

May 9, 2012	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2012	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)