Form 10-Q
period 2012-06-30
METABOLIX, INC.
filed 2012-07-27
CIK 1121702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of July 23, 2012 was 34,196,756.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended June 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$12,132	$21,277
Short-term investments	36,029	55,578
Accounts receivable	508	146
Due from related parties	—	311
Unbilled receivables	521	304
Prepaid expenses and other current assets	597	823
Inventory	2,821	—
Total current assets	52,608	78,439
Restricted cash	622	622
Property and equipment, net	1,845	2,276
Long-term investments	11,763	1,503
Other assets	95	72
Total assets	$66,933	$82,912

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$613	$512
Accrued expenses	2,926	3,574
Current portion of deferred rent	165	165
Short-term deferred revenue	296	2,914
Total current liabilities	4,000	7,165
Deferred rent, net of current portion	138	221
Long-term deferred revenue	—	35,944
Other long-term liabilities	124	119
Total liabilities	4,262	43,449

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at June 30, 2012 and December 31, 2011, 34,196,756 and 34,115,798 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	342	341
Additional paid-in capital	287,134	284,796
Accumulated other comprehensive loss	(35)	(12)
Accumulated deficit	(224,770)	(245,662)
Total stockholders’ equity	62,671	39,463
Total liabilities and stockholders’ equity	$66,933	$82,912

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Revenue from termination of ADM collaboration	$—	$—	$38,885	$—
Grant revenue	461	99	839	124
License fee and royalty revenue from related parties	89	92	134	393
Product revenue	373	—	387	—
Total revenue	923	191	40,245	517

Costs and expenses:
Cost of product revenue	437	—	492	—
Research and development	5,006	6,000	11,051	12,199
Selling, general, and administrative	3,437	4,196	7,836	7,983
Total costs and expenses	8,880	10,196	19,379	20,182
Income (loss) from operations	(7,957)	(10,005)	20,866	(19,665)

Other income:
Interest income, net	9	23	26	43
Net income (loss)	$(7,948)	$(9,982)	$20,892	$(19,622)

Net income (loss) per share:
Basic	$(0.23)	$(0.33)	$0.61	$(0.69)

Diluted	$(0.23)	$(0.33)	$0.61	$(0.69)

Number of shares used in per share calculations:
Basic	34,183,702	29,824,008	34,160,018	28,372,371

Diluted	34,183,702	29,824,008	34,264,428	28,372,371

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss):	$(7,948)	$(9,982)	$20,892	$(19,622)
Other comprehensive income
Change in unrealized gain on investments	(5)	(21)	(18)	(8)
Change in foreign currency translation adjustment	(7)	(4)	(5)	(4)
Total other comprehensive income (loss)	(12)	(25)	(23)	(12)
Comprehensive income (loss)	$(7,960)	$(10,007)	$20,869	$(19,634)

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$20,892	$(19,622)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	718	770
Charge for 401(k) company common stock match	264	368
Stock-based compensation	2,083	2,442
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	(579)	(50)
Due from related party	311	14
Prepaid expenses and other assets	203	304
Inventory	(2,821)	—
Accounts payable	101	343
Accrued expenses	(675)	(722)
Deferred rent and other long-term liabilities	(78)	(77)
Deferred revenue	(38,562)	931
Net cash used in operating activities	(18,143)	(15,299)

Cash flows from investing activities
Purchase of property and equipment	(287)	(488)
Purchase of investments	(47,935)	(78,968)
Proceeds from the sale and maturity of short-term investments	57,207	52,606
Net cash provided by (used in) investing activities	8,985	(26,850)

Cash flows from financing activities
Proceeds from options exercised	19	48
Proceeds from public stock offering, net of offering costs of $2,336	—	49,357
Net cash provided by financing activities	19	49,405

Effect of exchange rate changes on cash and cash equivalents	(6)	(4)

Net increase (decrease) in cash and cash equivalents	(9,145)	7,252
Cash and cash equivalents at beginning of period	21,277	12,526
Cash and cash equivalents at end of period	$12,132	$19,778

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2012 and 2011.

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

2. ACCOUNTING POLICIES

Inventory

During March 2012, the Company acquired raw material and finished goods inventory of biopolymer from Telles, LLC as described in Note 15.  The Company’s adopted inventory policies as a result of this transaction are to state inventory at the lower of cost or market and to value inventory using the average cost method.  The Company analyzes its inventory levels quarterly and writes down, to cost of product revenue, inventory that has become obsolete, inventory in excess of expected sales requirements or inventory that fails to meet commercial sales specifications.

Revenue Recognition

During March 2012, the Company initiated biopolymer product sales to customers for the first time.  The Company’s policy is to recognize revenue when evidence of an arrangement exists, title has passed or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.  Revenue from product sales to customers is recognized when all elements of the sale have been delivered.  All costs related to product shipment are recognized at time of shipment. During the Company’s six months ended June 30, 2012, it did not provide for rights of return to customers on product sales, except for situations where the product did not meet the technical specifications, and therefore does not record a provision for returns.

The Company intends to modify its standard sales terms and conditions during its fiscal quarter ending September 30, 2012 to provide customers with a limited right of return for a period of sixty days after product delivery. As a result of this new product return policy, the Company will defer recognition of product revenue until the sixty day period has lapsed.

There has been no other material change in accounting policies since the Company’s fiscal year ended December 31, 2011, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance became effective for fiscal years beginning after December 15, 2011.  In December 2011, the FASB issued an accounting standards update that defers the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. The Company adopted the provisions of the guidance in its first quarter of 2012 and elected to present items of net income and other comprehensive income in two separate but consecutive statements.

4. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Common stock equivalents include stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method.  In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported there is no difference in basic and diluted loss per share.

Shares used to calculate diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(7,948)	$(9,982)	$20,892	$(19,622)

Denominator:

Weighted average number of common shares outstanding	34,183,702	29,824,008	34,160,018	28,372,371
Effect of dilutive securities:
Stock options	—	—	104,410	—
Dilutive potential common shares	—	—	104,410	—
Shares used in calculating diluted earnings per share	34,183,702	29,824,008	34,264,428	28,372,371

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2012 and 2011, respectively, are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Options	4,456,627	3,878,822	4,436,627	3,878,822
Warrants	4,086	4,086	4,086	4,086
Total	4,460,713	3,882,908	4,440,713	3,882,908

5. STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense, related to employee stock option awards, of $980 and $2,102 for the three and six months ended June 30, 2012, respectively.  Stock-based compensation expense, related to employee stock option awards, was $1,207 and $2,440 for the three and six months ended June 30, 2011, respectively. At June 30, 2012, there was approximately $6,507 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.83 years.

A summary of option activity for the six months ended June 30, 2012 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2011	3,858,685	$10.36
Granted	1,490,000	2.55
Exercised	(11,436)	1.65
Cancelled	(628,655)	9.91
Outstanding at June 30, 2012	4,708,594	7.97

Options exercisable at June 30, 2012	2,580,358	$10.43

Weighted average grant date fair value of options granted during the six months ended June 30, 2012		$1.75

For the six months ended June 30, 2012 and 2011, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

Six Months Ended
June 30,
	2012	2011
Expected dividend yield	—	—
Risk-free rate	0.67% - 1.15%	1.59% - 2.38%
Expected option term (in years)	5.3 – 5.5	5.5 – 5.6
Volatility	85% - 87%	77% - 78%

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

7. ADM COLLABORATION

In 2004, the Company signed a Technology Alliance and Option Agreement with ADM Polymer Corporation (“ADM Polymer”), a wholly-owned subsidiary of Archer Daniels Midland Company (“ADM”), to establish an alliance whereby the Company would provide technology, licenses and research and development services, and ADM Polymer would provide manufacturing services and capital necessary to produce biopolymers on a commercial scale.  The Technology Alliance and Option Agreement provided ADM with an option (the “Option”) to enter into a commercial alliance for further research, development, manufacture, use, and sale of biopolymers on the terms and conditions set forth in the Commercial Alliance Agreement.  In 2006, ADM exercised this Option, and the Technology Alliance and Option Agreement concluded.

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

After termination of the Commercial Alliance Agreement, the parties entered into a Settlement Agreement dated March 6, 2012 (the “Settlement Agreement”) in which the parties agreed to specific terms related to the winding up and dissolution of Telles.  Under this Settlement Agreement the Company purchased certain assets of the joint venture for $2,982, including Telles’s entire inventory, exclusive and perpetual rights to all of Telles’s trademarks, and all product registrations, certifications and approvals for Telles’s PHA biopolymers.  Pursuant to the Settlement Agreement, ADM relinquished any claims with respect to certain co-funded equipment previously acquired by Metabolix and situated at locations other than the Clinton, Iowa Commercial Manufacturing Facility, and Metabolix and Telles waived any rights to post-termination manufacturing and fermentation services under the Commercial Alliance Agreement. The Company assessed the market value of the various assets acquired from Telles under the Settlement Agreement and determined that the full amount of the $2,982 purchase price should be allocated to the raw material and biopolymer inventory.

Pursuant to the Settlement Agreement, Telles paid to ADM an amount equal to the aggregate cash balances of Telles totaling $3,778 on the date of the Settlement Agreement, minus $100 retained by Telles to settle any remaining trade obligations.  The Company believes the remaining trade obligations of Telles at the date of execution of the Settlement Agreement did not exceed $100.  In the event that ADM is required to repay to Telles or to pay to any creditor of Telles any amounts included in the $2,982 purchase price or the $3,678 distributed to ADM by Telles pursuant to the Settlement Agreement, Metabolix is obligated to reimburse ADM in an amount equal to 50% of such payments, provided that in no event would the amount to be so paid by Metabolix exceed the total of the $2,982 purchase price and the $3,678 Telles cash required to be so repaid or reimbursed by ADM. The Company is not aware of any such third party creditor claims, and believes that the likelihood that it will be required to reimburse ADM under this provision is remote and therefore no liability for this potential obligation is included in the Company’s balance sheet at June 30, 2012.

8. INCOME TAXES

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of June 30, 2012 or December 31, 2011.

The tax years 2008 through 2011 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S.  Additionally, the Company can be audited for any loss year up to three years after the year in which the loss is utilized to offset taxable income.  This would include loss years prior to 2008.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012 and December 31, 2011, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

At December 31, 2011 the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of $180,436 and $142,414, respectively. Included in the federal and state NOL carryforwards is approximately $19,201 of deduction related to the exercise of stock options subsequent to the adoption of amended accounting guidance related to stock-based compensation. This amount represents an excess tax benefit as defined under the amended accounting guidance related to stock-based compensation and has not been recorded as a deferred tax asset. The Company’s existing federal and state NOL carryforwards begin to expire in 2012. The Company also had available research and development credits for federal and state income tax purposes of approximately $4,502 and $3,200 respectively. The federal and state research and development credits will begin to expire in 2014 and 2016 respectively. As of December 31, 2011 the Company also had available investment tax credits for state income tax purposes of $117 which also began to expire in 2012. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2011 to assess whether utilization of the Company’s NOL or research and development credit carryforwards would be subject to an annual limitation under section 382. To the extent an ownership change occurs in the future, the NOL and credit carryforwards may be subject to limitation.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2012	December 31, 2011
Employee compensation and benefits	$1,715	$1,740
Professional services	270	185
Contracted research and development	37	90
Intellectual property	159	240
Other	745	1,319
Total accrued expenses	$2,926	$3,574

10. SEGMENT INFORMATION

The accounting guidance for segment reporting establishes standards for reporting information on operating segments in annual financial statements. The Company operates in one segment, which is the business of developing and commercializing technologies for the production of polymers and chemicals in plants and in microbes. The Company’s chief operating decision-maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. As of June 30, 2012, less than 10% of the Company’s combined total assets were located outside of the United States and the reported net income outside of the United States for the three and six months ended June 30, 2012 was less than 10% of the combined net income of the consolidated Company.

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

The Company’s financial assets classified as Level 2 have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2012 or December 31, 2011.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active
	markets for identical	Significant other	Significant
	assets	observable inputs	unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	6/30/12
Cash equivalents:
Corporate debt	$—	$1,001	$—	$1,001
Government securities	—	1,025	—	1,025
Money market funds	8,032	—	—	8,032
Short-term investments:
Corporate debt	—	6,950	—	6,950
Government securities	—	29,079	—	29,079
Long-term investments:
Government securities	—	11,763	—	11,763
	$8,032	$49,818	$—	$57,850

	Fair value measurements at reporting date using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of 12/31/11
Cash equivalents:
Money market funds	$18,262	$—	$—	$18,262
Short-term investments:
Corporate debt	—	29,866	—	29,866
Government securities	—	25,712	—	25,712
Long-term investments:
Government securities	—	1,503	—	1,503
Total	$18,262	$57,081	$—	$75,343

In the tables above as of June 30, 2012 and December 31, 2011, all corporate debt securities were issued by financial institutions under the Temporary Liquidity Guarantee Program.

The Company considers investments purchased with an original maturity date of ninety days or more at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments.  All other investments are classified as long-term.

13. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc., a related party, and recorded $59 and $94 of license and royalty revenue during the three months and six months ended June 30, 2012, respectively.  During the three and six months ended June 30, 2011, the Company recorded license and royalty revenue from Tepha, Inc. of $92 and $393, respectively.  As of June 30, 2012 and December 31, 2011, the Company had no outstanding receivables due from Tepha.

The Company had various transactions with its former alliance partner ADM, a related party, during the six months ended June 30, 2012 and 2011. The Company had an outstanding receivable balance of $203 due from ADM at December 31, 2011.

The Company also had various transactions with Telles. As of June 30, 2012, the Company had an outstanding receivable of $51 due from Telles. This amount has been fully reserved since it is uncertain whether remaining Telles funds will be sufficient to pay this receivable after settlement of third-party trade creditors.  The Company had an outstanding receivable balance of $108 due from Telles as of December 31, 2011. For more information on the Company’s related party transactions, please see Note 8 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

14. COMMON STOCK

Common Stock Issuances

During May 2011, the Company completed a public offering of 7,130,000 shares of its common stock at a price of $7.25 per share. Net proceeds were $49,333 after deducting underwriting discounts, commissions and offering costs of $2,360. The Company is using the proceeds from the offering for working capital and other general corporate purposes.

15. INVENTORY

During the quarter ended March 31, 2012 the Company acquired raw material and finished goods inventory of biopolymer from Telles, as a result of the termination of the joint venture with ADM.  As of June 30, 2012, inventory consisted of the following:

June 30, 2012
Raw materials	$714
Work-in-process	15
Finished goods	2,092
Total inventory	$2,821

The Company did not own inventory at December 31, 2011.

16. RESTRUCTURING

In connection with the Telles termination, in the first quarter of 2012, the Company restructured its biopolymers business and downsized its operations to more appropriately align its 2012 business priorities and strategic plans with current cash and investment resources.  The Company has recognized $877 of restructuring charges through the six months ended June 30, 2012, as follows:

	Original Charges and Amounts Accrued	(Reversals) or Adjustments to Charges	Amounts Paid through June 30, 2012	Amounts Accrued at June 30, 2012

Employee severance, benefits and related costs	$837	$18	$849	$6
Contract termination costs	22	—	22	—
	$859	$18	$871	$6

In July 2012, the Company signed a letter of intent to sublease to a third party its former corporate office located at One Kendall Square, Cambridge, Massachusetts beginning in August 2012.  Based on the prospective terms of the sublease, no additional restructuring charges are expected to be recorded in connection with the Company’s discontinued use of this facility.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position and management’s strategy, plans and objectives for research and development, product development, and commercialization of current and future products, including the commercialization of our biopolymer products. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our dependence on establishing collaborations or partnerships for the commercialization of our products, risks related to the development and commercialization of new and uncertain technologies, risks associated with our protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth below under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II, Item 1A of this report.

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

In the first quarter of 2012, we restructured the biopolymers business and downsized our operations to more appropriately align our 2012 business priorities and strategic plans with current cash and investment resources. Although the restructuring was done primarily through employee termination, we retained a core team in our biopolymers group to provide continuity with technology, manufacturing process, and markets. In the second quarter of 2012, we continued the launch of mirel biopolymers with sales of inventory to existing customers and supply of product samples to potential customers for new applications. We have continued to work closely with customers during this transition to understand their product needs and to match them to available inventory. In addition, we have opened constructive discussions with alternative manufacturing and commercialization partners for biopolymers. Through Telles, we learned extremely valuable information about how customers and brand owners envision the use of PHA biopolymers in their products. Based on these interactions, we remain confident that Metabolix biopolymers provide an important solution to those wishing to reduce dependence on petroleum, reduce plastic waste in the environment, and utilize new solutions to meet sustainable packaging goals.

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

On July 26, 2012 we announced that we signed a letter of intent (“LOI”) with Antibióticos S.A. (“Antibioticos”) for production of MirelTM biopolymer resin. We expect to work closely with Antibioticos to complete the manufacturing, economic and engineering feasibility studies required to sign a contract manufacturing agreement. We expect that Antibioticos will begin producing demonstration quantities of Mirel biopolymer resin in early 2013.

With the implementation of a new supply chain plan now underway, we expect to have productive discussions with customers to bridge existing biopolymer inventory to new commercial supply in 2013 and to continue our product development in high value-added applications.

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

In 2011, Metabolix and CJ CheilJedang (“CJ”) announced a joint development agreement to continue to advance and refine our production technology and assess investment options for the commercialization of biobased C4 chemicals via fermentation. The two companies are collaborating closely to develop a detailed market and economic analysis examining all aspects of an investment to commercialize biobased C4 chemicals. In the second quarter of 2012, we continued to advance our technology and engaged in discussions with prospective C4 chemicals customers.

The Company believes that developing and commercializing biobased C3 chemicals could represent another attractive market for our technology.  In the second quarter of 2012, we successfully scaled-up recovery of acrylic acid from dried biomass using the “FAST” process in our Cambridge laboratory and started shipping sample quantities of dried biomass for conversion to biobased acrylic acid for customer evaluation.  In the second half of 2012, we plan to continue fermentation scale up, engineering of microbial strains, and development and optimization of our FAST recovery technology to produce biobased industrial chemicals to meet or exceed chemical industry specifications for quality and purity.

Our third technology platform, crop-based businesses, which is at an early stage, is an innovative biorefinery system which uses plant crops to co-produce PHAs that can subsequently be recovered as bioplastics or biobased chemicals while also generating bioenergy or biofuels in an integrated biorefinery. For this system, we intend to extract polymer from the engineered plant crop, so that the remaining plant material can be used as a biomass feedstock for the production of bioenergy products including electricity and biofuel. In 2010, we expanded our recovery technology to enable the production of industrial chemicals from this platform. Our crop research has included tobacco, as well as oilseed, specifically camelina, sugarcane and switchgrass. In 2012 we plan to continue to advance research under a $6 million grant awarded by the U.S. Department of Energy to produce PHB in switchgrass, to co-produce densified biomass for fuel and to produce value-added crotonic acid.  We expect to continue utilization of government grants and collaborations with third parties to fund and advance our crop program.

As of June 30, 2012, we had an accumulated deficit of $224,770 and total stockholders’ equity was $62,671.

Collaborative Arrangements

Our strategy for collaborative arrangements is to retain substantial participation in the future economic value of our technology while receiving current cash payments to offset research and development costs and working capital needs. By their nature, these agreements are complex and have multiple elements that cover a variety of present and future activities.

ADM Collaboration

In 2004, we signed a Technology Alliance and Option Agreement with ADM Polymer Corporation (“ADM Polymer”), a wholly-owned subsidiary of ADM, to establish an alliance whereby we would provide technology, licenses and research and development services, and ADM would provide manufacturing services and capital necessary to produce biopolymers on a commercial scale.  The Technology Alliance and Option Agreement provided ADM with an option (the “Option”) to enter into a commercial alliance for further research, development, manufacture, use, and sale of biopolymers on the terms and conditions set forth in the Commercial Alliance Agreement.  In 2006, ADM exercised this Option, and the Technology Alliance and Option Agreement concluded.

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

Under the Commercial Alliance Agreement ADM was permitted, under limited circumstances, to terminate the alliance if a change in circumstances that was not reasonably within the control of ADM made the anticipated financial return from the project inadequate or too uncertain. The agreement provided that, upon termination by ADM due to a change in circumstances, we would be permitted to continue to produce and sell PHA biopolymers, and ADM would be required to perform manufacturing services for the Company for a period of time following the termination (subject to certain payment obligations to ADM).  On January 9, 2012, ADM notified us that it was terminating the commercial alliance effective February 8, 2012.  ADM had recently undertaken a strategic review of its business investments and activities and made the decision to focus resources outside of Telles. As the basis for the decision, ADM indicated to us that the projected financial returns from the alliance were too uncertain.

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

Our Company has no further performance obligations in connection with the commercial alliance after its termination, and as a result, the $38,885 of deferred revenue was recognized by us during its fiscal quarter ended March 31, 2012.

After termination of the Commercial Alliance Agreement, the parties entered into a Settlement Agreement dated March 6, 2012 in which the parties agreed to specific terms related to the winding up and dissolution of Telles.  Under this Settlement Agreement the Company purchased certain assets of the joint venture for $2,982, including all of Telles’s inventory, exclusive and perpetual rights to all of Telles’s trademarks, and all product registrations, certifications and approvals for Telles’s PHA biopolymers.  Pursuant to the Settlement Agreement, ADM relinquished any claims with respect to certain co-funded equipment previously acquired by Metabolix and situated at locations other than the Clinton, Iowa Commercial Manufacturing Facility, and Metabolix and Telles waived any rights to post-termination manufacturing and fermentation services under the Commercial Alliance Agreement. We assessed the market value of the various assets acquired from Telles under the Settlement Agreement and determined that the full amount of the $2,982 purchase price should be allocated to the raw material and biopolymer inventory.

Pursuant to the Settlement Agreement, Telles paid to ADM an amount equal to the aggregate cash balances of Telles totaling $3,778 on the date of the Settlement Agreement, minus $100 retained by Telles to settle any remaining trade obligations.  We believe the remaining trade obligations of Telles at the date of execution of the Settlement Agreement did not exceed $100.  In the event that ADM is required to repay to Telles or to pay to any creditor of Telles any amounts included in the $2,982 purchase price or the $3,678 distributed to ADM by Telles pursuant to the Settlement Agreement, we are obligated to reimburse ADM in an amount equal to 50% of such payments, provided that in no event would the amount to be so paid by us exceed the total of the $2,982 purchase price and the $3,678 Telles cash required to be so repaid or reimbursed by ADM. We are not aware of any such third party creditor claims, and we believe the likelihood that we will be required to reimburse ADM under this provision is remote and therefore no liability for this potential obligation is included in the Company’s balance sheet at June 30, 2012.

Government Grants

As of June 30, 2012, expected gross proceeds of $5,622 remain to be received under our U.S. and Canadian government grants, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our United States and Canadian government grants is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	June 30, 2012	June 30, 2012	Expiration

Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts	Department of Energy	$6,000	$946	$5,054	June 2014

Blow Molded Bioproducts From Renewable Plastics	Department of Agriculture	349	314	35	August 2012

Subcontract from University of Massachusetts (Amherst) project funded by ARPA-E entitled “Development of a Dedicated High Value Biofuels Crop”	Department of Energy	259	—	259	June 2013

Capacity Building for Commercial-Scale PHB Camelina Development	National Research Council Canada	254	—	254	March 2014

Advanced Technologies For Engineering of Camelina	Canadian Ministry of Agriculture	210	190	20	February 2013
Total		$7,072	$1,450	$5,622

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and six months ended June 30, 2012 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenue

	Three Months Ended
	June 30,
	2012	2011	Change
Grant revenue	$461	$99	$362
License fee and royalty revenue from related parties	89	92	(3)
Product revenue	373	—	373
Total revenue	$923	$191	$732

Total revenue was $923 and $191 for the three months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2012, we recognized $461 of government grant revenue compared to $99 for the respective period in 2011.  Grant revenue for the three months ended June 30, 2012 primarily consisted of $366 in revenue earned from the Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts (“REFABB”) grant awarded by the U.S. Department of Energy in mid-2011.  No revenue was recorded from this grant in the second quarter of 2011.  We also recognized $373 of product revenue from sales of biopolymer inventory, including some excess raw materials, acquired in March 2012 from our terminated Telles joint venture with ADM.  There was no product revenue recorded by Metabolix during the three months ended June 30, 2011 since sales of biopolymer prior to the termination of the joint venture were recorded by Telles.  As we implement sales terms in Q3 2012 that will allow a limited right of return on future product sales for a 60 day period, we anticipate that we will defer revenue until the expiration of that 60 day period.  Following the impact of these new sales terms in the period of adoption, we expect revenue will increase as we continue to commercialize Mirel and the product gains market acceptance.

Costs and expenses

	Three Months Ended
	June 30,
	2012	2011	Change
Cost of product revenue	$437	$—	$437
Research and development	5,006	6,000	(994)
Selling, general, and administrative	3,437	4,196	(759)
Total costs and expenses	$8,880	$10,196	$(1,316)

Cost of Product Revenue

Cost of product revenue was $437 for the three months ended June 30, 2012.  Included in cost of product revenue is $130 related to inventory shipped to customers and $307 for freight, shipping supplies and warehouse costs for more than five million pounds of polymer and raw material owned by the Company as of June 30, 2012.

We anticipate warehousing costs will decline during 2012 as we sell product and achieve cost reductions through consolidation of inventory at less expensive locations.

Research and development expenses

Research and development expenses were $5,006 and $6,000 for the three months ended June 30, 2012 and 2011, respectively. The decrease of $994 was primarily due to a decrease in employee compensation and related benefit expenses, contract research and travel.  Employee compensation and related benefit expenses were $2,959 and $3,407 for the three months ended June 30, 2012 and 2011, respectively. The decrease of $448 was primarily attributable to a decrease in headcount in response to the termination of the Telles joint venture.  Expenses related to contract research decreased $423 primarily due to a reduction in support to the University of Massachusetts (Lowell) for biopolymer research, also resulting from the termination of the Telles joint venture. Travel expenses decreased $83 due primarily to lower headcount associated with product technical development activities.

We expect our research and development expenses to remain lower during 2012 as a result of the termination of our Telles joint venture in February 2012 and our subsequent decision to restructure our operations, primarily through employee termination. We retained a core team to provide continuity with the commercialization of our biopolymer technology and we will continue to evaluate options to launch the PHA biopolymers business with a new commercial model. We also expect to continue development of biobased industrial chemicals. In addition, we will continue to incur costs in support of government grants related to our crop program, including our REFABB grant, the object of which is the demonstration of low cost chemicals production from biomass crops and for the development of intellectual property in our oilseeds program.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $3,437 and $4,196 for the three months ended June 30, 2012 and 2011, respectively. The decrease of $759 was primarily due to a decrease in employee compensation and related benefit expenses, legal fees and travel. Employee compensation and related benefit expenses were $1,934 and $2,443 for the three months ended June 30, 2012 and 2011, respectively. The decrease of $509 is primarily attributable to reduction in headcount in response to the termination of the Telles joint venture.  Legal fees and expenses including general and patent related expenses decreased $188 for the three months ended June 30, 2012, compared to June 30, 2011. Travel expense decreased by $61 due to lower headcount.

We expect selling, general and administrative expenses to remain lower during 2012, primarily as a result of the termination of the Telles joint venture in February 2012 and our subsequent decision to restructure our operations, primarily through employee terminations. We anticipate that this will result in lower sales and marketing expenses.

Other Income (Net)

	Three Months Ended
	June 30,
	2012	2011	Change
Total other income (net)	$9	$23	$(14)

Other income (net) was $9 and $23 for the three months ended June 30, 2012 and 2011, respectively. Other income (net) during both periods consisted primarily of income from our investments.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenue

	June 30,
	2012	2011	Change
Revenue from termination of ADM collaboration	$38,885	$—	$38,885
Grant revenue	839	124	715
License fee and royalty revenue from related parties	134	393	(259)
Product revenue	387	—	387
Total revenue	$40,245	$517	$39,728

Total revenue was $40,245 and $517 for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, we recognized $38,885 of previously deferred revenue related to our Telles joint venture with ADM that terminated effective February 8, 2012.  This deferred revenue, which was previously expected to be recognized over a future estimated ten year period as we met our contractual performance obligations, became immediately recognizable upon termination when no further performance obligations remained.  Grant revenue was $839 and $124 for the six months ended June 30, 2012 and 2011, respectively. The increase of $715 primarily consisted of $681 in revenue earned from the REFABB grant awarded by the U.S. Department of Energy in mid-2011.  No revenue was recorded from this grant in the first half of 2011.  During the six months ended June 30, 2012 we recognized $134 of license fee and royalty revenue from related parties compared to $393 for the respective period in 2011. The decrease of $259 was primarily attributable to a royalty earned under a licensing agreement with Tepha, Inc. during the first quarter of 2011.  We also recognized $387 of product revenue from sales of Mirel biopolymer inventory acquired in March 2012 from our terminated Telles joint venture with ADM.  There was no product revenue during the six months ended June 30, 2011.

Costs and expenses

	June 30,
	2012	2011	Change
Cost of product revenue	$492	$—	$492
Research and development	11,051	12,199	(1,148)
Selling, general, and administrative	7,836	7,983	(147)
Total costs and expenses	$19,379	$20,182	$(803)

Cost of Product Revenue

Cost of product revenue was $492 for the six months ended June 30, 2012.  Included in cost of product revenue is $135 related to inventory shipped to customers and $357 for freight, shipping supplies and warehouse costs for more than five million pounds of polymer and raw material owned by the Company as of June 30, 2012.   We anticipate warehousing costs will decline during 2012 as we sell product and achieve cost reductions through consolidation of inventory at less expensive locations.

Research and development expenses

Research and development expenses were $11,051 and $12,199 for the six months ended June 30, 2012 and 2011, respectively. The decrease of $1,148 was primarily attributable to decreases in employee compensation and related benefits, contracted research and travel partially offset by an increase in consulting services.  Employee compensation decreased to $6,617 for the six months ended June 30, 2012 compared to $7,103 for the respective period in 2011. The decrease of $486 was primarily due to the termination of the Telles joint venture. Contract research and service expenses were $400 and $1,003 for the six months ended June 30, 2012 and 2011, respectively.  The decrease of $603 was primarily attributable to lower expenses for contract research support to the University of Massachusetts (Lowell) for biopolymer research and development, a decrease in the number of polymer product trials and lower product testing service expense.  Travel expenses were $131 and $338 for the six months ended June 30, 2012 and 2011, respectively. The decrease of $207 was primarily the result of decreased travel related to product and technical development. Consulting services increased to $343 during the six months ended June 30, 2012 compared to $197 during the respective period in

2011. The increase of $146 was primarily due to costs transferred to Metabolix as a result of the termination of Telles.

We expect our research and development expenses to remain lower during 2012 compared to 2011 as a result of the termination of our Telles joint venture in February 2012 and our subsequent decision to restructure our operations, primarily through employee termination. We retained a core team to provide continuity with the commercialization of our biopolymer technology and we will continue to evaluate options to launch the PHA biopolymers business with a new commercial model. We also expect to continue development of biobased industrial chemicals. In addition, we will continue to incur costs in support of our government grants related to our crop program, including our REFABB grant, the object of which is the demonstration of low cost chemicals production from biomass crops and for the development of intellectual property in our oilseeds program.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $7,836 and $7,983 for the six months ended June 30, 2012 and 2011, respectively. The decrease of $147 was primarily related to a decrease in employee compensation and related benefit expenses, offset by an increase in consulting and professional fees.  Employee compensation and related benefit expenses were $4,488 and $4,799 for the six months ended June 30, 2012 and 2011, respectively. The decrease of $311 was primarily due to reduction of headcount in response to the termination of the Telles joint venture.   Consulting expense increased to $468 from $379 for the six months ended June 30, 2012 and 2011, respectively. The increase of $89 was primarily due to increases in the utilization of European consultants to support sales and for the implementation of new accounting systems to support biopolymer commercial operations.  Professional fees increased to $1,438 from $1,393 for the six months ended June 30, 2012 and 2011, respectively. The increase of $45 was primarily due to legal fees incurred in connection to the termination of Telles and increased patent costs.

We expect selling, general and administrative expenses to remain lower during 2012, primarily as a result of the termination of the Telles joint venture in February 2012 and our subsequent decision to restructure our operations, primarily through employee terminations. We anticipate that this will result in lower sales and marketing expenses.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

The primary sources of our liquidity have been:

• equity financing;

• our strategic alliance with ADM;

• government grants; and

• interest earned on cash and short-term investments.

Following the termination of our strategic alliance with ADM in the first quarter 2012, it will not be a source of future liquidity.

We have incurred significant expenses related to our research and development efforts. As of June 30, 2012, we had an accumulated deficit of $224,770. Our total unrestricted cash, cash equivalents and investments as of June 30, 2012 were $59,924 as compared to $78,358 at December 31, 2011. As of June 30, 2012, we had no outstanding debt.

Our cash and cash equivalents at June 30, 2012 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of June 30, 2012, we had restricted cash of $622. Restricted cash consists of $522 held in connection with the lease agreements for our Cambridge, Massachusetts facilities and $100 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of June 30, 2012, we were in compliance with this policy.

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

In the first quarter of 2012, Metabolix restructured its business and took total restructuring charges of $877 through June 30, 2012. We currently expect cash usage for 2012 to be in the range of $28,000 to $30,000, and to end 2012 with cash and investments before any capital expenditures of approximately $48,000 to $50,000. Anticipated capital expenditures are currently being evaluated. We also anticipate ending 2012 with an annual cash usage from operations run rate of $24,000, excluding any additional partner funding, grant revenue or other sources of income. In connection with the wind-up of the Telles joint venture, we made a payment of approximately $2,982 to ADM in March 2012 primarily to acquire Telles’s entire inventory.

Net cash used in operating activities was $18,143 for the six months ended June 30, 2012 compared to net cash used of $15,299 for the six months ended June 30, 2011.  The increase in usage for operating activities of $2,844 primarily reflects the $2,982 payment made for the purchase of Telles inventory during March.

Net cash provided by investing activities was $8,985 for the six months ended June 30, 2012 compared to net cash used by investing activities of $26,850 for the six months ended June 30, 2011. Net cash provided by investing activities during the recent six month period included $57,207 received from maturing investments partially offset by reinvestments of $47,935 and capital equipment purchases of $287.

Net cash provided by financing activities was $19 and $49,405 for the six months ended June 30, 2012 and 2011, respectively.   Net cash provided by financing activities during the first six months of 2011 primarily reflects net proceeds of $49,357 provided from our common stock offering in May 2011.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2012.

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$75	$25	$50	$—	$—
Operating lease obligations	2,429	1,315	1,114	—	—
Total	$2,504	$1,340	$1,164	$—	$—

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

See Note 13 to our consolidated financial statements for a full description of our related party transactions.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance became effective for fiscal years beginning after December 15, 2011.  In December 2011, the FASB issued an accounting standards update that defers the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. The Company adopted the provisions of the guidance in its first quarter of 2012 and elected to present items of net income and other comprehensive income in two separate but consecutive statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We face risks associated with our international business activities.

We expect to establish international manufacturing and to expand our international commercial operations and activities. In particular, we expect that Mirel biopolymer resins will be manufactured in Spain  by a contract manufacturing organization and that a substantial portion of Mirel biopolymer sales will be to customers in Europe.  Such international business operations are subject to a variety of risks associated with conducting business internationally, including:

•                  economic or political instability in foreign countries, which could  impact our customers and suppliers, reducing customer product orders, increasing bad debts, and potentially causing delays or stoppages in production;

•                  fluctuations in foreign exchange rates;

•                  pricing of raw materials in foreign countries relative to the costs of such materials in the U.S.;

•                  compliance with U.S. and foreign import and export control regulations and policies;

•                  compliance with foreign permitting, registration and regulatory requirements with respect to manufacturing and importation of our products and raw materials;

•                  the imposition of taxes, tariffs, quotas, trade barriers and restrictive trade policies;

•                  the possibility of inconsistent laws or regulations; and

•                  uncertainties relating to foreign laws and the enforcement of remedies in foreign jurisdictions.

In addition, we currently have only a very small staff located in our European office.  Expansion of our European activities may require additional resources located in Europe, as well as the time and attention of our U.S. based management and technical personnel.   We do not know the impact that these regulatory, geopolitical, and other factors may have on our international business in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On April 23, 2012, the Company issued 46,746 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution.  The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2012, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (NOT APPLICABLE).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1        Employment Agreement between Registrant and Max Senechal executed May 1, 2012 (furnished herewith).

31.1        Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (furnished herewith).

31.2        Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (furnished herewith).

32.1        Section 1350 Certification (furnished herewith).

101.1                 The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL; (i) Consolidated Balance Sheets, June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations, Three Months and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss), Three and Six Months Ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.*

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

METABOLIX, INC.

July 27, 2012	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

July 27, 2012	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)