Form 10-Q
period 2012-09-30
METABOLIX, INC.
filed 2012-11-07
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2012 was 34,306,570.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended September 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$17,405	$21,277
Short-term investments	30,418	55,578
Accounts receivable	654	146
Due from related parties	—	311
Unbilled receivables	667	304
Prepaid expenses and other current assets	707	823
Inventory	3,028	—
Total current assets	52,879	78,439
Restricted cash	594	622
Property and equipment, net	1,634	2,276
Long-term investments	5,767	1,503
Other assets	95	72
Total assets	$60,969	$82,912

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$240	$512
Accrued expenses	3,488	3,574
Current portion of deferred rent	165	165
Short-term deferred revenue	959	2,914
Total current liabilities	4,852	7,165
Deferred rent, net of current portion	97	221
Long-term deferred revenue	—	35,944
Other long-term liabilities	128	119
Total liabilities	5,077	43,449

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at September 30, 2012 and December 31, 2011, 34,250,180 and 34,115,798 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	343	341
Additional paid-in capital	288,084	284,796
Accumulated other comprehensive loss	(20)	(12)
Accumulated deficit	(232,515)	(245,662)
Total stockholders’ equity	55,892	39,463
Total liabilities and stockholders’ equity	$60,969	$82,912

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Revenue from termination of ADM collaboration	$—	$—	$38,885	$—
Grant revenue	576	443	1,415	567
License fee and royalty revenue from related parties	28	26	162	419
Product revenue	70	—	457	—
Total revenue	674	469	40,919	986

Costs and expenses:
Cost of product revenue	316	—	808	—
Research and development	4,931	6,153	15,982	18,352
Selling, general, and administrative	3,170	3,895	11,006	11,878
Total costs and expenses	8,417	10,048	27,796	30,230
Income (loss) from operations	(7,743)	(9,579)	13,123	(29,244)

Other income (expense):
Interest income, net	(2)	19	24	62
Net income (loss)	$(7,745)	$(9,560)	$13,147	$(29,182)

Net income (loss) per share:
Basic	$(0.23)	$(0.28)	$0.38	$(0.96)

Diluted	$(0.23)	$(0.28)	$0.38	$(0.96)

Number of shares used in per share calculations:
Basic	34,243,792	34,080,177	34,188,146	30,295,881

Diluted	34,243,792	34,080,177	34,270,455	30,295,881

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss):	$(7,745)	$(9,560)	$13,147	$(29,182)
Other comprehensive income (loss)
Change in unrealized gain (loss) on investments	12	7	(6)	(1)
Change in foreign currency translation adjustment	3	(12)	(2)	(16)
Total other comprehensive income (loss)	15	(5)	(8)	(17)
Comprehensive income (loss)	$(7,730)	$(9,565)	$13,139	$(29,199)

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$13,147	$(29,182)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	1,026	1,134
Charge for 401(k) company common stock match	350	489
Stock-based compensation	2,935	3,574
Changes in operating assets and liabilities:
Receivables (billed and unbilled)	(871)	(448)
Due from related party	311	(88)
Prepaid expenses and other assets	94	429
Inventory	(3,028)	—
Accounts payable	(272)	289
Accrued expenses	(101)	(541)
Deferred rent and other long-term liabilities	(115)	(115)
Deferred revenue	(37,900)	1,335
Net cash used in operating activities	(24,424)	(23,124)

Cash flows from investing activities
Purchase of property and equipment	(397)	(627)
Proceeds from sale of property and equipment	12	—
Change in restricted cash	28	—
Purchase of investments	(56,428)	(93,888)
Proceeds from the sale and maturity of short-term investments	77,320	73,112
Net cash provided by (used in) investing activities	20,535	(21,403)

Cash flows from financing activities
Proceeds from options exercised	19	71
Proceeds from public stock offering, net of offering costs of $2,360	—	49,333
Net cash provided by financing activities	19	49,404

Effect of exchange rate changes on cash and cash equivalents	(2)	(11)

Net (decrease) increase in cash and cash equivalents	(3,872)	4,866
Cash and cash equivalents at beginning of period	21,277	12,526
Cash and cash equivalents at end of period	$17,405	$17,392

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2012 and 2011.

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

Inventory

During March 2012, the Company acquired raw material and finished goods inventory of biopolymer from Telles, LLC as described in Note 16.  The Company’s adopted inventory policies as a result of this transaction are to state inventory at the lower of cost or market and to value inventory using the average cost method.  The Company analyzes its inventory levels quarterly and writes down, to cost of product revenue, inventory that has become obsolete, inventory in excess of expected sales requirements or inventory that fails to meet commercial sales specifications.

Revenue Recognition

During March 2012, the Company initiated biopolymer product sales to customers for the first time.  The Company’s policy is to recognize revenue when evidence of an arrangement exists, title has passed or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  Revenue from product sales to customers is recognized when all elements of the sale have been delivered.  All costs related to product shipment are recognized at time of shipment. During the Company’s six months ended June 30, 2012, it did not provide for rights of return to customers on product sales, except for situations where the product did not meet the technical specifications. The Company modified its product return policy prospectively during its fiscal quarter ending September 30, 2012 to allow discretion in accepting returns during a period of sixty days after product delivery. Until sufficient experience is developed on which to base an estimate of returns, the Company defers recognition of product revenue until the sixty day period has elapsed.

The Company recognizes funds received from contractual research and development services and from government grants as revenue. These contracts and grants are considered an ongoing major and central operation of the Company’s business.  For government grants, revenue is earned as research expenses related to the grants are incurred.

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

Shares used to calculate diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(7,745)	$(9,560)	$13,147	$(29,182)

Denominator:
Weighted average number of common shares outstanding	34,243,792	34,080,177	34,188,146	30,295,881
Effect of dilutive securities:
Stock options	—	—	82,309	—
Dilutive potential common shares	—	—	82,309	—
Shares used in calculating diluted earnings per share	34,243,792	34,080,177	34,270,455	30,295,881

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine months ended September 30, 2012 and 2011, respectively, are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Options	5,665,046	3,830,152	5,413,073	3,830,152
Warrants	4,086	4,086	4,086	4,086
Total	5,669,132	3,834,238	5,417,159	3,834,238

5. STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense, related to employee stock option awards, of $852 and $2,954 for the three and nine months ended September 30, 2012, respectively.  Stock-based compensation expense, related to employee stock option awards, was $1,126 and $3,566 for the three and nine months ended September 30, 2011, respectively. At September 30, 2012, there was approximately $6,533 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.42 years.

A summary of option activity for the nine months ended September 30, 2012 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2011	3,858,685	$10.36
Granted	2,493,100	2.15
Exercised	(11,436)	1.65
Cancelled	(675,303)	9.74
Outstanding at September 30, 2012	5,665,046	6.84

Options exercisable at September 30, 2012	2,756,107	$10.14

Weighted average grant date fair value of options granted during the nine months ended September 30, 2012		$1.47

For the nine months ended September 30, 2012 and 2011, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

Nine Months Ended
September 30,
	2012	2011
Expected dividend yield	—	—
Risk-free rate	0.67% - 1.15%	0.95% - 2.38%
Expected option term (in years)	5.3 – 5.5	5.5 – 5.6
Volatility	84% - 87%	77% - 80%

6. RESEARCH AND DEVELOPMENT

All costs associated with internal research and development as well as research and development services conducted for others are expensed as incurred. Research and development expenses include direct costs for salaries, employee benefits, subcontractors, facility related expenses, depreciation and stock-based compensation related to employees and non-employees involved in the Company’s research and development. Costs related to revenue-producing contracts and government grants are recorded as research and development expenses.

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

Under the Technology Alliance and Option Agreement and Commercial Alliance Agreement, various payments were made to Metabolix by ADM as shown in the table below.  All of these payments were recorded as deferred revenue on the Company’s balance sheet and were expected to be recognized on a straight line basis over a period of approximately ten years in which Metabolix would fulfill its contractual obligations during the Commercial Phase of the Commercial Alliance Agreement.

Upfront payment	$3,000
Milestone payments	2,000
Support payments	22,050
Cost sharing payments for pre-commercial manufacturing plant construction and operations	11,835
Total	$38,885

Under the Commercial Alliance Agreement ADM was permitted, under limited circumstances, to terminate the alliance if a change in circumstances that was not reasonably within the control of ADM made the anticipated financial return from the project inadequate or too uncertain. The agreement provided that, upon termination by ADM due to a change in circumstances, Metabolix would be permitted to continue to produce and sell PHA biopolymers, and ADM would be required to perform manufacturing services for the Company for a period of time following the termination (subject to certain payment obligations to ADM).  On January 9, 2012, ADM notified the Company that it was terminating the commercial alliance effective February 8, 2012.  ADM had undertaken a strategic review of its business investments and activities and made the decision to focus resources outside of Telles. As the basis for the decision, ADM indicated to the Company that the projected financial returns from the alliance were too uncertain.

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

The Company has no further performance obligations in connection with the commercial alliance after its termination, and as a result, the entire $38,885 of deferred revenue was recognized by the Company during its fiscal quarter ended March 31, 2012.

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

Pursuant to the Settlement Agreement, Telles paid to ADM an amount equal to the aggregate cash balances of Telles totaling $3,778 on the date of the Settlement Agreement, minus $100 retained by Telles to settle any remaining trade obligations.  The Company believes the remaining trade obligations of Telles at the date of execution of the Settlement Agreement did not exceed $100.  In the event that ADM is required to repay to Telles or to pay to any creditor of Telles any amounts included in the $2,982 purchase price or the $3,678 distributed to ADM by Telles pursuant to the Settlement Agreement, Metabolix is obligated to reimburse ADM in an amount equal to 50% of such payments, provided that in no event would the amount to be so paid by Metabolix exceed the total of the $2,982 purchase price and the $3,678 Telles cash required to be so repaid or reimbursed by ADM. The Company is not aware of any such third party creditor claims, and believes that the likelihood that it will be required to reimburse ADM under this provision is remote and therefore no liability for this potential obligation is included in the Company’s balance sheet at September 30, 2012.

8. INCOME TAXES

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of September 30, 2012 or December 31, 2011.

The tax years 2009 through 2011 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S.  Additionally, the Company can be audited for any loss year up to three years after the year in which the loss is utilized to offset taxable income.  This would include loss years prior to 2009.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012 and December 31, 2011, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

At December 31, 2011, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of $180,436 and $142,414, respectively. Included in the federal and state NOL carryforwards is approximately $19,201 of deductions related to the exercise of stock options subsequent to the adoption of amended accounting guidance related to stock-based compensation. This amount represents an excess tax benefit as defined under the amended accounting guidance related to stock-based compensation and has not been recorded as a deferred tax asset. The Company’s existing federal and state NOL carryforwards begin to expire in 2012. The Company also had available research and development credits for federal and state income tax purposes of approximately $4,502 and $3,200, respectively. The federal and state research and development credits will begin to expire in 2014 and 2016 respectively. As of December 31, 2011 the Company also had available investment tax credits for state income tax purposes of $117 which also began to expire in 2012. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has completed an evaluation of ownership changes through December 31, 2011 to assess whether utilization of the Company’s NOL or research and development credit carryforwards would be subject to an annual limitation under Section 382, and has determined that its NOL and research and development credit carryforwards are not subject to limitation. To the extent an ownership change occurs in the future, the NOL and credit carryforwards may be subject to limitation.

9. INVESTMENTS

Investments consist of the following:

	Amortized	Unrealized		Market
	Cost	Gain	(Loss)	Value
September 30, 2012
Short-term investments
Corporate Debt	$6,952	$1	$(1)	$6,952
Government-sponsored enterprises	23,462	5	(1)	23,466
Long-term investments
Government-sponsored enterprises	5,761	6	—	5,767
Total	$36,175	$12	$(2)	$36,185

December 31, 2011
Short-term investments
Corporate Debt	$29,854	$13	$(1)	$29,866
Government-sponsored enterprises	25,709	5	(2)	25,712
Long-term investments
Government-sponsored enterprises	1,503	—	—	1,503
Total	$57,066	$18	$(3)	$57,081

Long-term investments have maturity dates of two years or less.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30, 2012	December 31, 2011
Employee compensation and benefits	$2,141	$1,740
Professional services	200	185
Intellectual property	150	240
Other	997	1,409
Total accrued expenses	$3,488	$3,574

11. SEGMENT INFORMATION

The accounting guidance for segment reporting establishes standards for reporting information on operating segments in annual financial statements. The Company operates in one segment, which is the business of developing and commercializing technologies for the production of polymers and chemicals in plants and in microbes. The Company’s chief operating decision-maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. As of September 30, 2012, less than 10% of the Company’s combined total assets were located outside of the United States and the reported net income outside of the United States for the three and nine months ended September 30, 2012 was less than 10% of the combined net income of the consolidated Company.

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On February 17, 2012, a purported shareholder class action, Hilary Coyne v. Metabolix, Inc., Richard P. Eno, and Joseph Hill, Civil Action 1:12-cv-10318 (the “class action”), was filed in the United States District Court for the District of Massachusetts, naming the Company and certain officers of the Company as defendants. The class action alleges that the Company made material misrepresentations and/or omissions of material fact in the Company’s disclosures during the period from March 10, 2010 through its January 12, 2012 press release announcing that ADM had given notice of termination of the Telles joint venture for PHA biopolymers, all in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The class action seeks certification as a class action, compensatory damages in an unspecified amount, plaintiff’s costs and attorneys’ fees, and unspecified equitable or injunctive relief. The plaintiff filed an amended complaint on October 15, 2012 that supersedes the initial complaint and demands identical relief based on substantially similar allegations.

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

13. FAIR VALUE MEASUREMENTS

The Company has certain financial assets recorded at fair value which have been classified as either Level 1 or 2 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. At September 30, 2012 and December 31, 2011, the Company did not own any Level 3 financial assets.

The Company’s financial assets classified as Level 2 have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2012 or December 31, 2011.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active
	markets for identical	Significant other	Significant
	assets	observable inputs	unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2012
Cash equivalents:
Corporate debt	$—	$—	$—	$—
Government securities	—	—	—	—
Money market funds	12,686	—	—	12,686
Short-term investments:
Corporate debt	—	6,952	—	6,952
Government securities	—	23,466	—	23,466
Long-term investments:
Government securities	—	5,767	—	5,767
	$12,686	$36,185	$—	$48,871

	Fair value measurements at reporting date using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2011
Cash equivalents:
Money market funds	$18,262	$—	$—	$18,262
Short-term investments:
Corporate debt	—	29,866	—	29,866
Government securities	—	25,712	—	25,712
Long-term investments:
Government securities	—	1,503	—	1,503
Total	$18,262	$57,081	$—	$75,343

In the tables above as of September 30, 2012 and December 31, 2011, all corporate debt securities were issued by financial institutions under the Temporary Liquidity Guarantee Program.

The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less at the date of purchase to be cash equivalents, and investments purchased with an original maturity date of ninety days or more at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments.  All other investments are classified as long-term.

14. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc., a related party, and recorded $28 and $122 of license and royalty revenue during the three months and nine months ended September 30, 2012, respectively.  During the three and nine months ended September 30, 2011, the Company recorded license and royalty revenue from Tepha, Inc. of $26 and $419, respectively.  As of September 30, 2012 and December 31, 2011, the Company had no outstanding receivables due from Tepha.

The Company had various transactions with its former alliance partner ADM, a related party, during the nine months ended September 30, 2012 and 2011. The Company had an outstanding receivable balance of $203 due from ADM at December 31, 2011 that has subsequently been collected. No receivables remain outstanding with ADM at September 30, 2012.

The Company also had various transactions with Telles. As of September 30, 2012, the Company had no remaining outstanding receivable due from Telles. The Company collected its fully reserved $51 receivable from Telles during the three months ended September 30, 2012. The Company had an outstanding receivable balance of $108 due from Telles as of December 31, 2011. For more information on the Company’s related party transactions, please see Note 8 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

15. COMMON STOCK

Common Stock Issuances

During May 2011, the Company completed a public offering of 7,130,000 shares of its common stock at a price of $7.25 per share. Net proceeds were $49,333 after deducting underwriting discounts, commissions and offering costs of $2,360. The Company is using the proceeds from the offering for working capital and other general corporate purposes.

16. INVENTORY

During the quarter ended March 31, 2012, the Company acquired raw material and finished goods inventory of biopolymer from Telles, as a result of the termination of the joint venture with ADM.  As of September 30, 2012, inventory consisted of the following:

September 30, 2012
Raw materials	$806
Work-in-process	8
Finished goods	2,214
Total inventory	$3,028

The Company did not own inventory at December 31, 2011.

17. RESTRUCTURING

In connection with the Telles termination, in the first quarter of 2012, the Company restructured its biopolymers business and downsized its operations to more appropriately align its 2012 business priorities and strategic plans with current cash and investment resources. The Company has recognized $920 of restructuring charges through the nine months ended September 30, 2012, as follows:

	Original Charges and Amounts Accrued	(Reversals) or Adjustments to Charges	Amounts Paid through September 30, 2012	Amounts Accrued at September 30, 2012
Employee severance, benefits and related costs	$837	$18	$855	$—
Contract termination costs	22	43	65	—
	$859	$61	$920	$—

In September 2012, the Company terminated the lease for its former corporate office located at One Kendall Square, Cambridge, Massachusetts, paying an early termination fee of $43.  The lease had been contracted to end in May 2014.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position and management’s strategy, plans and objectives for research and development, product development, and commercialization of current and future products, including the commercialization of our biopolymer products. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our dependence on establishing collaborations or partnerships for the commercialization of our products, risks related to the development and commercialization of new and uncertain technologies, risks associated with our protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011, and our Form 10-Q for the quarter ended June 30, 2012.

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

Under the commercial alliance, ADM was responsible for resin manufacturing, and Metabolix was primarily responsible for product development, compounding, marketing and sales. Through this alliance, the companies developed a proprietary, world scale microbial fermentation and recovery system for producing PHA biopolymers and established a joint venture company, Telles, LLC (“Telles”), to commercialize PHA biopolymer products. In 2009, ADM completed construction of the initial phase of its Commercial Manufacturing Facility located in Clinton, Iowa (“the Commercial Manufacturing Facility”). In 2010, the plant commenced operations and began production. In 2010 and 2011, Telles conducted significant product and commercial development activities with potential customers, marketed and sold product to customers under the tradenames Mirel™ and Mvera™, and developed a network of business partners and distributors. On January 9, 2012, ADM notified us that they were terminating the commercial alliance, effective as of February 8, 2012.  ADM had undertaken a strategic review of its business investments and activities and made the decision to focus resources outside of Telles.  As the basis for the decision, ADM indicated to us in January 2012 that the projected financial returns from the alliance were too uncertain.

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

In the first quarter of 2012, we restructured the biopolymers business and downsized our operations to more appropriately align our 2012 business priorities and strategic plans with current cash and investment resources. Although the restructuring was done primarily through employee termination, we retained a core team in our biopolymers group to provide continuity with technology, manufacturing process, and market commercialization. In the third quarter of 2012, we continued the launch of Metabolix biopolymers with sales of inventory to existing customers and supply of product samples to potential customers for new applications. We have continued to work closely with customers during this transition to understand their product needs and to match them to available inventory. In addition, we have held constructive discussions with alternative manufacturing and commercialization partners for biopolymers. Through Telles, we learned extremely valuable information about how customers and brand owners envision the use of PHA biopolymers in their products. Based on these interactions, we remain confident that Metabolix biopolymers provide an important solution to those wishing to reduce dependence on petroleum, reduce plastic waste in the environment, and utilize new solutions to meet sustainable packaging goals.

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

During the third quarter of 2012, we entered the demonstration phase of our arrangement with Antibióticos S.A. (“Antibioticos”) for production of PHA biopolymer resin. We expect to work closely with Antibioticos to complete the manufacturing, economic and engineering feasibility studies required to sign a contract manufacturing agreement. We expect that Antibioticos will begin producing demonstration quantities of PHA biopolymer resin in early 2013. With the implementation of a new supply chain plan now underway, we expect to have productive discussions with customers to bridge existing biopolymer inventory to new commercial supply in 2013 and to continue our product development in high value-added applications.

For our second platform, we are developing C4 and C3 chemicals from biobased sources, not the fossil fuels that are currently used to produce most industrial chemicals today. During 2009, we completed all work under our U.S. Department of Commerce National Institute of Standards and Technology grant, a $2 million grant aimed at producing C4 chemicals from renewable sources. We were able to achieve all of the technical milestones outlined in this grant. In 2010, we continued to scale up our C4 chemicals technology and continued efforts on chemical recovery and purification. We made progress toward production of biobased gamma-butyrolactone (“GBL”) samples for shipment to potential customers and we expanded exploratory partnership discussions.

In 2011, Metabolix and CJ CheilJedang (“CJ”) announced a joint development agreement to continue to advance and refine our production technology and assess investment options for the commercialization of biobased C4 chemicals via fermentation. The two companies worked closely to develop a detailed market and economic analysis examining aspects of an investment to commercialize biobased C4 chemicals.

The Company believes that developing and commercializing biobased C3 chemicals could represent another attractive market for our technology.  In 2012, we have successfully scaled-up recovery of acrylic acid from dried biomass using the “FAST” process in our Cambridge laboratory and started shipping sample quantities of dried biomass for conversion to biobased acrylic acid for customer evaluation.

In the third quarter of 2012, we continued to advance our technology and accelerated discussions with potential partners for our C4 and C3 chemicals programs.

Our third technology platform, crop-based businesses, which is at an early stage, is an innovative biorefinery system which uses plant crops to co-produce PHAs that can subsequently be recovered as bioplastics or biobased chemicals while also generating bioenergy or biofuels in an integrated biorefinery. For this system, we intend to recover polymer or chemicals from the engineered plant crop, so that the remaining plant material can be used as a biomass feedstock for the production of bioenergy products including electricity and biofuel. Our crop research has included tobacco, as well as oilseed, specifically camelina, sugarcane and switchgrass. During the remainder of 2012 we plan to continue to advance research under a $6 million grant awarded by the U.S. Department of Energy to produce PHB in switchgrass, to co-produce densified biomass for fuel and to produce value-added crotonic acid.  We expect to continue utilization of government grants and collaborations with third parties to fund and advance our crop program.

As of September 30, 2012, we had an accumulated deficit of $232,515 and total stockholders’ equity was $55,892.

Collaborative Arrangements

We are not currently participating in any collaborative arrangements. Our historical strategy for collaborative arrangements has been to retain substantial participation in the future economic value of our technology while receiving current cash payments to offset research and development costs and working capital needs. By their nature, our collaborative agreements have been complex, containing multiple elements covering a variety of present and future activities.

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

Under the Technology Alliance and Option Agreement and Commercial Alliance Agreement, various payments were made to Metabolix by ADM as shown in the table below.  All of these payments were recorded as deferred revenue on the Company’s balance sheet and were expected to be recognized on a straight line basis over a period of approximately ten years in which Metabolix would fulfill its contractual obligations during the Commercial Phase of the Commercial Alliance Agreement.

Upfront payment	$3,000
Milestone payments	2,000
Support payments	22,050
Cost sharing payments for pre-commercial manufacturing plant construction and operations	11,835
Total	$38,885

Under the Commercial Alliance Agreement ADM was permitted, under limited circumstances, to terminate the alliance if a change in circumstances that was not reasonably within the control of ADM made the anticipated financial return from the project inadequate or too uncertain. The agreement provided that, upon termination by ADM due to a change in circumstances, we would be permitted to continue to produce and sell PHA biopolymers, and ADM would be required to perform manufacturing services for the Company for a period of time following the termination (subject to certain payment obligations to ADM).  On January 9, 2012, ADM notified us that it was terminating the commercial alliance effective February 8, 2012.  ADM had undertaken a strategic review of its business investments and activities and made the decision to focus resources outside of Telles. As the basis for the decision, ADM indicated to us that the projected financial returns from the alliance were too uncertain.

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

Our Company has no further performance obligations in connection with the commercial alliance after its termination, and as a result, the entire $38,885 of deferred revenue was recognized by us during its fiscal quarter ended March 31, 2012.

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

Pursuant to the Settlement Agreement, Telles paid to ADM an amount equal to the aggregate cash balances of Telles totaling $3,778 on the date of the Settlement Agreement, minus $100 retained by Telles to settle any remaining trade obligations.  We believe the remaining trade obligations of Telles at the date of execution of the Settlement Agreement did not exceed $100.  In the event that ADM is required to repay to Telles or to pay to any creditor of Telles any amounts included in the $2,982 purchase price or the $3,678 distributed to ADM by Telles pursuant to the Settlement Agreement, we are obligated to reimburse ADM in an amount equal to 50% of such payments, provided that in no event would the amount to be so paid by us exceed the total of the $2,982 purchase price and the $3,678 Telles cash required to be so repaid or reimbursed by ADM. We are not aware of any such third party creditor claims, and we believe the likelihood that we will be required to reimburse ADM under this provision is remote and therefore no liability for this potential obligation is included in the Company’s balance sheet at September 30, 2012.

Government Grants

As of September 30, 2012, expected gross proceeds of $5,060 remain to be received under our U.S. and Canadian government grants, which include amounts for reimbursement for our employees’ time, benefits and other expenses related to future performance, as well as amounts for reimbursement to our subcontractors.

The status of our United States and Canadian government grants is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	September 30, 2012	September 30, 2012	Expiration
Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts	Department of Energy	$6,000	$1,393	$4,607	June 2014

Blow Molded Bioproducts From Renewable Plastics	Department of Agriculture	349	349	—	August 2012

Subcontract from University of Massachusetts (Amherst) project funded by ARPA-E entitled “Development of a Dedicated High Value Biofuels Crop”	Department of Energy	259	80	179	June 2013

Capacity Building for Commercial-Scale PHB Camelina Development	National Research Council Canada	254	—	254	March 2014

Advanced Technologies For Engineering of Camelina	Canadian Ministry of Agriculture	210	190	20	February 2013
Total		$7,072	$2,012	$5,060

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 with the exception of new accounting policies adopted in 2012 related to inventory costing and valuation and product revenue recognition discussed in Note 2. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and nine months ended September 30, 2012 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenue

	Three Months Ended
	September 30,
	2012	2011	Change
Grant revenue	$576	$443	$133
License fee and royalty revenue from related parties	28	26	2
Product revenue	70	—	70
Total revenue	$674	$469	$205

Total revenue was $674 and $469 for the three months ended September 30, 2012 and 2011, respectively. During the three months ended September 30, 2012, we recognized $576 of government grant revenue compared to $443 for the respective period in 2011.  Grant revenue for the three months ended September 30, 2012 primarily consisted of $481 in revenue earned from the Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts (“REFABB”) grant awarded by the U.S. Department of Energy in mid-2011.  Revenue recorded from this grant for the three months ended September 30, 2011 was $260.  The Company modified its product return policy during its fiscal quarter ending September 30, 2012 to allow discretion in accepting returns during a period of sixty days after product delivery, and revenue is deferred until the expiration of that sixty day period. Biopolymer net product sales of $691 were shipped and billed during the Company’s third quarter of 2012, of which net sales of $70 were recognized as revenue, and $621 were deferred as a result of the Company’s product return policy adopted in the quarter ended September 30, 2012.  This compares to biopolymer product sales of $373 recorded during the Company’s second quarter of 2012, prior to the adoption of the new product return policy. There was no product revenue recorded by Metabolix during the three months ended September 30, 2011 since sales of biopolymer prior to the termination of the joint venture were recorded by Telles.  We expect revenue will increase as we continue to commercialize Mirel and the product gains market acceptance.

Costs and Expenses

	Three Months Ended
	September 30,
	2012	2011	Change
Cost of product revenue	$316	$—	$316
Research and development	4,931	6,153	(1,222)
Selling, general, and administrative	3,170	3,895	(725)
Total costs and expenses	$8,417	$10,048	$(1,631)

Cost of Product Revenue

Cost of product revenue was $316 for the three months ended September 30, 2012.  These costs primarily include inventory product costs of $43 for product shipped to customers and recognized during the period, freight costs of $132 and warehousing related costs of $178.  Product costs include the cost of sample inventory provided to prospective customers.  Freight and warehousing costs include charges of approximately $172 incurred in connection with our consolidation of inventory into fewer, less-expensive warehouse locations and inventory shipments to our European warehouse.  We expect these consolidation costs to decline during the remainder of 2012.

Research and Development Expenses

Research and development expenses were $4,931 and $6,153 for the three months ended September 30, 2012 and 2011, respectively. The decrease of $1,222 was primarily due to decreases in employee compensation and related benefit expenses, contract research, licensing fees, consulting and travel.  Employee compensation and related benefit expenses were $2,720 and $2,910 for the three months ended September 30, 2012 and 2011, respectively. The decrease of $190 was primarily attributable to a decrease in headcount in response to the termination of the Telles joint venture.  Expenses related to contract research decreased $514 primarily due to a decision to reduce contracted research support to the University of Massachusetts (Lowell) for biopolymer research, as a result of the termination of the Telles joint venture.  Licensing fees decreased to $71 during the three months ended September 30,

2012 compared to $279 during the respective period in 2011. The decrease of $208 was primarily due to the completion of licensing arrangements with third parties.  Consulting fees and travel expenses decreased by $114 and $81, respectively, compared to the same period of the prior year as a result of cost containment measures enacted by the Company.

We expect our research and development expenses to remain lower during 2012 as a result of the termination of our Telles joint venture in February 2012 and our subsequent decision to restructure our operations and reduce costs, primarily through employee termination. We retained a core team to provide continuity with the commercialization of our biopolymer technology and we are launching the PHA biopolymers business with a new commercial model. We also expect to continue development of biobased industrial chemicals, while pursuing potential partnerships for our C4 and C3 chemicals programs. In addition, we will continue to incur costs in support of government grants related to our crop program, including our REFABB grant, the object of which is the demonstration of low cost chemicals production from biomass crops and for the development of intellectual property in our oilseeds program.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $3,170 and $3,895 for the three months ended September 30, 2012 and 2011, respectively. The decrease of $725 was primarily due to a decrease in employee compensation and related benefit expenses, marketing and travel. Employee compensation and related benefit expenses were $1,743 and $2,247 for the three months ended September 30, 2012 and 2011, respectively. The decrease of $504 is primarily attributable to reduction in headcount in response to the termination of the Telles joint venture.  Travel expense decreased by $107 due to lower headcount.

We expect selling, general and administrative expenses to remain lower during 2012, primarily as a result of the termination of the Telles joint venture in February 2012 and our subsequent decision to restructure our operations, primarily through employee terminations.

Other Income (Expense)

	Three Months Ended
	September 30,
	2012	2011	Change
Total other income (expense)	$(2)	$19	$(21)

Other income (expense) was $(2) and $19 for the three months ended September 30, 2012 and 2011, respectively. Other income (expense) during both periods consisted primarily of income from our investments, offset by investment management and custodial fees.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenue

	Nine Months Ended September 30,
	2012	2011	Change
Revenue from termination of ADM collaboration	$38,885	$—	$38,885
Grant revenue	1,415	567	848
License fee and royalty revenue from related parties	162	419	(257)
Product revenue	457	—	457
Total revenue	$40,919	$986	$39,933

Total revenue was $40,919 and $986 for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, we recognized $38,885 of previously deferred revenue related to our Telles joint venture with ADM that terminated effective February 8, 2012.  This deferred revenue, which was previously expected to be recognized over an estimated ten year period as we met our contractual performance obligations, became immediately recognizable upon termination of the joint venture as we had no further performance obligations following termination.  Grant revenue was $1,415 and $567 for the nine months ended September 30, 2012 and 2011, respectively. The increase of $848 primarily consisted of $1,133 in revenue earned from the REFABB grant awarded by the U.S. Department of Energy in mid-2011.  During the nine months ended September 30, 2011, we recognized $260 from the REFABB grant.  During the nine months ended September 30, 2012 we recognized $162 of license fee and royalty revenue from related parties compared to $419 for the respective period in 2011. The decrease of $257 was primarily attributable to a royalty earned under a licensing agreement with Tepha, Inc. during the first quarter of 2011.  We also recognized $457 of product revenue from sales of biopolymer inventory acquired in March 2012 from our terminated Telles joint venture with ADM.  There was no product revenue during the nine months ended September 30, 2011.

Costs and Expenses

	Nine Months Ended September 30,
	2012	2011	Change
Cost of product revenue	$808	$—	$808
Research and development	15,982	18,352	(2,370)
Selling, general, and administrative	11,006	11,878	(872)
Total costs and expenses	$27,796	$30,230	$(2,434)

Cost of Product Revenue

Cost of product revenue was $808 for the nine months ended September 30, 2012.  These costs primarily include inventory product costs of $204, freight costs of $187 and warehousing related costs of $401.  Freight and warehousing costs include charges of approximately $207 incurred in connection with our consolidation of inventory into fewer, less-expensive warehouse locations and inventory shipments to our European warehouse.  We expect these consolidation costs to decline during the remainder of 2012.

Research and Development Expenses

Research and development expenses were $15,982 and $18,352 for the nine months ended September 30, 2012 and 2011, respectively. The decrease of $2,370 was primarily attributable to decreases in employee compensation and related benefits, contract research, licensing fees, and travel.  Employee compensation decreased to $9,337 for the nine months ended September 30, 2012 compared to $10,012 for the respective period in 2011. The decrease of $676 was primarily due to the termination of the Telles joint venture and our subsequent restructuring to reduce expenses. Contract research and service expenses were $556 and $1,672 for the nine months ended September 30, 2012 and 2011, respectively.  The decrease of $1,116 was primarily attributable to lower expenses for contract research support to the University of Massachusetts (Lowell) for biopolymer research and development, a decrease in the number of polymer product trials and lower product testing service expense.  Licensing fees decreased to $115 during the nine months ended September 30, 2012 compared to $402 during the respective period in 2011. The decrease of $287 was primarily due to the completion of licensing arrangements with third parties. Travel expenses were $236 and $524 for the nine months ended September 30, 2012 and 2011, respectively. The decrease of $288 was primarily the result of cost containment measures enacted by the Company in connection with its restructuring.

We expect our research and development expenses to remain lower during 2012 compared to 2011 as a result of the termination of our Telles joint venture in February 2012 and our subsequent decision to restructure our operations and reduce costs, primarily through employee termination. We retained a core team to provide continuity with the commercialization of our biopolymer technology and we will continue product development as we launch the PHA biopolymers business with a new commercial model. We also expect to continue development of biobased industrial chemicals, while pursuing potential partnerships for our C4 and C3 chemicals programs. In addition, we will continue to incur costs in support of our government grants related to our crop program, including our REFABB grant, the object of which is the demonstration of low cost chemicals production from biomass crops and for the development of intellectual property in our oilseeds program.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $11,006 and $11,878 for the nine months ended September 30, 2012 and 2011, respectively. The decrease of $872 was primarily related to a decrease in employee compensation and related benefit expenses and a decline in travel expenses.  Employee compensation and related benefit expenses were $6,217 and $7,043 for the nine months ended September 30, 2012 and 2011, respectively. The decrease of $826 was primarily due to reduction of headcount in response to the termination of the Telles joint venture. Travel expense decreased to $421 from $549 for the nine months ended September 30, 2012 and 2011, respectively. The decrease of $128 was primarily as a result of cost containment measures enacted by the Company in connection with its restructuring.

We expect selling, general and administrative expenses to remain lower during 2012, primarily as a result of the termination of the Telles joint venture in February 2012 and our subsequent decision to restructure our operations, primarily through employee terminations.

Other Income (Expense)

	Nine Months Ended
	September 30,
	2012	2011	Change
Total other income (expense)	$24	$62	$(38)

Other income (expense) was $24 and $62 for the nine months ended September 30, 2012 and 2011, respectively. Other income (expense) during both periods consisted primarily of income from our investments, offset by investment management and custodial fees.

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

We have incurred significant expenses related to our research and development efforts. As of September 30, 2012, we had an accumulated deficit of $232,515. Our total unrestricted cash, cash equivalents and investments as of September 30, 2012 were $53,590 as compared to $78,358 at December 31, 2011. As of September 30, 2012, we had no outstanding debt.

Our cash and cash equivalents at September 30, 2012 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of September 30, 2012, we had restricted cash of $594. Restricted cash consists of $494 held in connection with the lease agreement for our Cambridge, Massachusetts facility and $100 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of September 30, 2012, we were in compliance with this policy.

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

During the nine months ended September 30, 2012, Metabolix restructured its business and took total restructuring charges of $920. In connection with the wind-up of the Telles joint venture, we made a payment of approximately $2,982 to ADM in March 2012 primarily to acquire Telles’s entire inventory.

We currently expect cash usage from operations to be approximately $30 million for 2012, excluding start-up costs relating to the biopolymer manufacturing at Antibioticos. The Company currently expects to end 2012 with a cash and investments balance of approximately $44 million, after $3 million of anticipated start-up costs and facility modifications related to the demonstration phase of Antibioticos manufacturing.  Nearly all costs incurred in the demonstration phase will be directly applicable to the commercial manufacturing phase.   We also anticipate ending 2012 with an annual cash usage from operations run rate of approximately $24 million, excluding any additional partner funding, grant revenue, other sources of income, or additional start-up costs relating to the commercial manufacturing phase at Antibioticos.

Net cash used in operating activities was $24,424 for the nine months ended September 30, 2012 compared to net cash used of $23,124 for the nine months ended September 30, 2011.  The increase in usage for operating activities of $1,300 primarily reflects the $2,982 payment made for the purchase of Telles inventory during March, partially offset by savings due to restructuring.

Net cash provided by investing activities was $20,535 for the nine months ended September 30, 2012 compared to net cash used by investing activities of $21,403 for the nine months ended September 30, 2011. Net cash provided by investing activities during the recent nine month period included $77,320 received from maturing investments partially offset by reinvestments of $56,428 and capital equipment purchases of $397.

Net cash provided by financing activities was $19 and $49,404 for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by financing activities during the first nine months of 2011 primarily reflects net proceeds of $49,333 provided from our common stock offering in May 2011.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2012.

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$50	$25	$25	$—	$—
Operating lease obligations	1,782	1,119	664	—	—
Total	$1,832	$1,144	$689	$—	$—

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

See Note 14 to our consolidated financial statements for a full description of our related party transactions.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On February 17, 2012, a purported shareholder class action, Hilary Coyne v. Metabolix, Inc., Richard P. Eno, and Joseph Hill, Civil Action 1:12-cv-10318 (the “class action”), was filed in the United States District Court for the District of Massachusetts, naming the Company and certain officers of the Company as defendants. The class action alleges that the Company made material misrepresentations and/or omissions of material fact in the Company’s disclosures during the period from March 10, 2010 through its January 12, 2012 press release announcing that ADM had given notice of termination of the Telles joint venture for PHA biopolymers, all in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The class action seeks certification as a class action, compensatory damages in an unspecified amount, plaintiff’s costs and attorneys’ fees, and unspecified equitable or injunctive relief. The plaintiff filed an amended complaint on October 15, 2012 that supersedes the initial complaint and demands identical relief based on substantially similar allegations.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes in our risk factors as described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, and Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On July 11, 2012, the Company issued 53,424 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution.  The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2012, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

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

32.1                        Section 1350 Certification (furnished herewith).

101.1                 The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL; (i) Consolidated Balance Sheets, September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations, Three Months and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss), Three and Nine Months Ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.*

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

METABOLIX, INC.

November 7, 2012	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2012	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)