Form 10-Q
period 2013-03-31
METABOLIX, INC.
filed 2013-05-10
CIK 1121702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 3, 2013 was 34,446,953.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended March 31, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$20,512	$14,572
Short-term investments	17,197	29,201
Accounts receivable	777	839
Due from related parties	—	75
Unbilled receivables	933	372
Inventory	3,624	3,204
Prepaid expenses and other current assets	710	692
Total current assets	43,753	48,955
Restricted cash	594	594
Property and equipment, net	1,120	1,358
Long-term investments	—	2,508
Other assets	95	95
Total assets	$45,562	$53,510

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$92	$1,233
Accrued expenses	2,679	3,519
Current portion of deferred rent	165	165
Short-term deferred revenue	972	1,067
Total current liabilities	3,908	5,984
Deferred rent, net of current portion	14	55
Other long-term liabilities	134	131
Total liabilities	4,056	6,170

Commitments and contingencies (Note 10, 14)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at March 31, 2013 and December 31, 2012, 34,365,227 and 34,306,570 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	344	343
Additional paid-in capital	290,000	289,050
Accumulated other comprehensive loss	(43)	(21)
Accumulated deficit	(248,795)	(242,032)
Total stockholders’ equity	41,506	47,340
Total liabilities and stockholders’ equity	$45,562	$53,510

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Revenue from termination of ADM collaboration	$—	$38,885
Grant revenue	724	378
Product revenue	790	14
Research and development revenue	380	—
License fee and royalty revenue	49	45
Total revenue	1,943	39,322

Costs and expenses:
Cost of product revenue	557	55
Research and development	4,859	6,045
Selling, general, and administrative	3,312	4,399
Total costs and expenses	8,728	10,499
Income (loss) from operations	(6,785)	28,823

Other income:
Interest income, net	10	17
Other income, net	12	—
Net income (loss)	$(6,763)	$28,840

Net income (loss) per share:
Basic	$(0.20)	$0.84

Diluted	$(0.20)	$0.84

Number of shares used in per share calculations:
Basic	34,353,277	34,136,333

Diluted	34,353,277	34,265,638

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$(6,763)	$28,840
Other comprehensive income:
Change in unrealized gain (loss) on investments	(7)	(13)
Change in foreign currency translation adjustment	(15)	2
Total other comprehensive income (loss)	(22)	(11)
Comprehensive income (loss)	$(6,785)	$28,829

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(6,763)	$28,840
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	295	379
Charge for 401(k) company common stock match	180	162
Stock-based compensation	863	1,104
Changes in operating assets and liabilities:
Accounts receivables	62	87
Due from related party	75	175
Unbilled receivables	(561)	(240)
Inventory	(420)	(2,977)
Prepaid expenses and other assets	(18)	114
Accounts payable	(1,141)	(323)
Accrued expenses	(937)	(885)
Deferred rent and other long-term liabilities	(38)	(39)
Deferred revenue	(95)	(38,656)
Net cash used in operating activities	(8,498)	(12,259)

Cash flows from investing activities
Purchase of property and equipment	(64)	(148)
Purchase of short-term investments	(5,015)	(28,240)
Proceeds from the sale and maturity of short-term investments	19,520	28,961
Net cash provided by investing activities	14,441	573

Cash flows from financing activities
Proceeds from options exercised	5	11
Net cash provided by financing activities	5	11

Effect of exchange rate changes on cash and cash equivalents	(8)	2

Net increase (decrease) in cash and cash equivalents	5,940	(11,673)
Cash and cash equivalents at beginning of period	14,572	21,277
Cash and cash equivalents at end of period	$20,512	$9,604

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2013 and 2012.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2013.

The Company held unrestricted cash, cash equivalents and investments of $37,709 at March 31, 2013. The Company believes that these resources and the cash to be generated from existing grants and expected product sales will be sufficient to meet its projected operating requirements for at least the next twelve months. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of the Company’s new biopolymer products as a result of slow market adoption; (b) increases in costs related to the start-up and operation of commercial manufacturing operations with third parties; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make in its business strategy; (e) changes in the Company’s research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to support operations. However, the Company may not be able to secure such financing in a timely manner and on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

2. ACCOUNTING POLICIES

There have been no material changes in accounting policies since the Company’s fiscal year ended December 31, 2012, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including the accounts of the Company’s newly established German subsidiary, Metabolix GmbH.   All significant intercompany transactions were eliminated. Telles, the Company’s former joint venture with Archer Daniels Midland Company (“ADM”), was not consolidated by the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and short-term investments. The Company primarily invests its excess cash and cash equivalents in money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments are acquired in accordance with the Company’s investment policy which establishes a concentration limit per issuer.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At March 31, 2013, the Company’s accounts and unbilled receivables include $758 or 44% from U.S. and Canadian government grants and $638 or 37% from customer product sales. At December 31, 2012, the Company’s accounts and unbilled receivables include $561 or 46% from U.S. and Canadian government grants and $535 or 44% from customer product sales. At March 31, 2013 and December 31, 2012, one customer represented 39% and 41%, respectively, of accounts receivable due from product sales.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective for reporting periods beginning after December 15, 2012. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

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

Shares used to calculate diluted earnings per share are as follows:

	Three months ended March 31,
	2013	2012

Numerator:
Net income (loss)	$(6,763)	$28,840

Denominator:
Weighted average number of common shares outstanding	34,353,277	34,136,333
Effect of dilutive securities:
Stock options	—	129,305
Dilutive potential common shares	—	129,305
Shares used in calculating diluted earnings per share	34,353,277	34,265,638

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2013 and 2012, respectively, are shown below:

	Three Months Ended
	March 31,
	2013	2012
Options	5,736,970	4,334,082
Warrants	4,086	4,086
Total	5,741,056	4,338,168

5. INVENTORY

The components of biopolymer inventories are as follows:

	March 31, 2013	December 31, 2012
Raw materials	$615	$640
Work-in-process	36	2
Finished goods	2,973	2,562
Total inventory	$3,624	$3,204

At March 31, 2013 and December 31, 2012, included within finished goods is $508 and $257, respectively of inventory that the Company has sold and shipped to customers for which the Company has not yet recognized revenue under its product revenue recognition policy.

6. INVESTMENTS

Investments consist of the following:

	Amortized	Unrealized		Market
	Cost	Gain	(Loss)	Value
March 31, 2013
Short-term investments:
Government sponsored enterprises	$34,840	$6	$—	$34,846
Total	$34,840	$6	$—	$34,846

December 31, 2012
Short-term investments:
Government sponsored enterprises	$29,189	$12	$—	$29,201
Long-term investments:
Government-sponsored enterprises	2,507	1	—	2,508
Total	$31,696	$13	$—	$31,709

Long-term investments have maturity dates of two years or less. The average maturity of the Company’s marketable securities available-for-sale as of March 31, 2013 and December 31, 2012 was three and four months, respectively.

7. FAIR VALUE MEASUREMENTS

The Company has certain financial assets recorded at fair value which have been classified as either Level 1 or 2 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date.  Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input.  At March 31, 2013 and December 31, 2012, the Company did not own any Level 3 financial assets.

The Company’s financial assets classified as Level 2 have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2013 or December 31, 2012.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2013
Cash equivalents:
Money Market funds	$17,649	$—	$—	$17,649
Short-term investments:
Government securities	—	17,197	—	17,197
Total	$17,649	$17,197	$—	$34,846

	Fair value measurements at reporting date using
	Quoted prices in active		Significant
	markets for identical	Significant other	unobservable
	assets	observable inputs	inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Cash equivalents:
Money market funds	$11,157	$—	$—	$11,157
Government securities	—	2,015	—	2,015
Short-term investments:
Government securities	—	29,201	—	29,201
Long-term investments:
Government securities	—	2,508	—	2,508
Total	$11,157	$33,724	$—	$44,881

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

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2013	December 31, 2012
Employee compensation and benefits	$1,079	$2,379
Professional services	313	301
Intellectual property	132	105
Other	1,155	734
Total accrued expenses	$2,679	$3,519

9. STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense, related to employee stock option awards, of $863 and $1,122 for the three months ended March 31, 2013 and 2012, respectively.  At March 31, 2013, there was approximately $4,951 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.20 years.

A summary of option activity for the three months ended March 31, 2013 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2012	5,579,042	$6.68
Granted	261,915	1.68
Exercised	(3,175)	1.65
Forfeited	(42,126)	3.67
Expired	(58,686)	5.30
Outstanding at March 31, 2013	5,736,970	6.49

Options exercisable at March 31, 2013	3,186,670	$9.01

Weighted average grant date fair value of options granted during the three months ended March 31, 2013		$1.19

For the three months ended March 31, 2013 and 2012, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Three Months Ended
	March 31,
	2013	2012
Expected dividend yield	—	—
Risk-free rate	0.92%	0.72% - 1.15%
Expected option term (in years)	5.95	5.36 – 5.47
Volatility	85%	85%-87%

10. COMMITMENTS AND CONTINGENCIES

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

The Company is currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with these matters because they are at an early stage. From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

11. GEOGRAPHIC AND SEGMENT INFORMATION

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

As of March 31, 2013, less than 10% of the Company’s combined total assets were located outside of the United States and the reported net income outside of the United States for the three months ended March 31, 2013 and 2012 was less than 10% of the combined net income of the consolidated Company.

The geographic distribution of the Company’s revenues and long-lived assets from continuing operations is summarized as follows:

	U.S.	Canada	Germany	Eliminations	Total
Three Months Ended March 31, 2013:
Net revenues to unaffiliated customers	$1,847	$96	$—	$—	$1,943
Inter-geographic revenues	—	204	—	(204)	—
Net revenues	$1,847	$300	$—	$(204)	$1,943

Three Months Ended March 31, 2012:
Net revenues to unaffiliated customers	$39,260	$62	$—	$—	$39,322
Inter-geographic revenues	—	181	—	(181)	—
Net revenues	$39,260	$243	$—	$(181)	$39,322

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three months ended March 31, 2013, $373 in product shipped to customers by Metabolix GmbH, the Company’s newly established wholly-owned subsidiary located in Cologne, Germany, was deferred in accordance with the Company’s revenue recognition policy.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Germany	Eliminations	Total
March 31, 2013	$1,036	$84	$—	$—	$1,120
December 31, 2012	$1,309	$49	$—	$—	$1,358

12. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three months ended March 31, 2013 and 2012, the Company did not recognize any tax expense or benefit due to its continued net operating loss position.  Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax assets.

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of March 31, 2013 or December 31, 2012.

The tax years 2009 through 2012 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. Additionally, the Company can be audited for any loss year up to three years after the year in which the loss is utilized to offset taxable income.  This would include loss years prior to 2009.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013, and December 31, 2012, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

At December 31, 2012, the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of $211,016 and $148,611, respectively. Included in the federal and state net operating loss carryforwards is approximately $19,213 of deductions related to the exercise of stock options subsequent to the adoption of amended accounting guidance related to stock based compensation. This amount represents an excess tax benefit as defined under the amended accounting guidance related to stock based compensation and has not been recorded as a deferred tax asset. The Company’s existing federal and state net operating loss carryforwards begin to expire in 2013. The Company also had available research and development credits for federal and state income tax purposes of approximately $4,502 and $3,577, respectively. The federal and state research and development credits will begin to expire in 2014 and 2016, respectively. As of December 31, 2012, the Company also had available investment tax credits for state income tax purposes of $100, which also begin to expire in 2013. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

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

No additional provision has been made for U.S. income taxes related to the undistributed earnings of the wholly owned subsidiaries of Metabolix, Inc. or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries. As such, earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practical to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investment in subsidiaries. Unremitted earnings at December 31, 2012 approximated $252.

13. RESEARCH AND DEVELOPMENT

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

14. ADM COLLABORATION

From 2004 through 2011, the Company developed and began commercialization of its PHA biopolymers through a technology alliance and subsequent commercial alliance with ADM Polymer Corporation, a wholly owned subsidiary of ADM. The Commercial Alliance Agreement between Metabolix and ADM Polymer specified the terms and structure of the alliance. The agreement governed the activities and obligations of the parties and included the establishment of a joint venture company, Telles, LLC (“Telles”), to market and sell PHA biopolymers, the construction of a manufacturing facility capable of producing 110 million pounds of material annually, the licensing of technology to Telles and to ADM, and the conducting of various research, development, manufacturing, sales and marketing, compounding and administrative services by the parties.

Under the Commercial Alliance Agreement ADM was permitted, under limited circumstances, to terminate the alliance if a change in circumstances that was not reasonably within the control of ADM made the anticipated financial return from the project inadequate or too uncertain. The agreement provided that, upon termination by ADM due to a change in circumstances, Metabolix would be permitted to continue to produce and sell PHA biopolymers, and ADM would be required to perform manufacturing services for the Company for a period of time following the termination (subject to certain payment obligations to ADM). On January 9, 2012,

ADM notified the Company that it was terminating the commercial alliance effective February 8, 2012, citing the projected financial returns from the alliance were too uncertain.

Upon termination of the alliance, Metabolix intellectual property licenses to ADM Polymer and Telles ended, with Metabolix retaining all rights to its intellectual property.  ADM retained its manufacturing facility located in Clinton, Iowa, previously used to produce PHA biopolymers for Telles.  Also upon termination, contractual payments made to Metabolix by ADM during the term of the alliance totaling $38,885 and recorded as deferred revenue on the Company’s balance sheet were immediately recognized during its fiscal quarter ended March 31, 2012 as the Company had no further performance obligations in connection with the alliance.

After termination of the Commercial Alliance Agreement, the parties entered into a Settlement Agreement in which the parties agreed to specific terms related to the winding up and dissolution of Telles. Under this Settlement Agreement, the Company purchased certain assets of the joint venture for $2,982 including Telles’s entire inventory, exclusive and perpetual rights to all of Telles’s trademarks, and all product registrations, certifications and approvals for Telles’s PHA biopolymers. Pursuant to the Settlement Agreement, ADM relinquished any claims with respect to certain co-funded equipment previously acquired by Metabolix and situated at locations other than its Clinton, Iowa manufacturing facility, and Metabolix and Telles waived any rights to post-termination manufacturing and fermentation services under the Commercial Alliance Agreement.

In February 2013, Telles was formally dissolved and ADM notified the Company that no trade or other obligations remain to be paid. As a result, the Company does not believe that it is contingently liable for any third party obligations stemming from the former ADM collaboration.

15. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc., a related party, and recorded $25 and $45 of license and royalty revenue during the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, the Company had no outstanding receivables due from Tepha.

The Company engaged in various transactions with ADM and Telles during the three months ended March 31, 2012 as the parties wound down the affairs of the terminated Commercial Alliance Agreement.  As of March 31, 2013 and December 31, 2012, no outstanding receivables or payment obligations remained with either party.

16. RESTRUCTURING

In connection with the Telles termination, in the first quarter of 2012, the Company restructured its biopolymers business and downsized its operations to more appropriately align its 2012 business priorities and strategic plans with its cash and investment resources. The Company recognized $859 of restructuring charges within operating expenses during the three months ended March 31, 2012.  There is no remaining balance accrued for restructuring charges as of March 31, 2013.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position and management’s strategy, plans and objectives for research and development, product development, and commercialization of current and future products, including the commercialization of our biopolymer products. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our dependence on establishing collaborations or partnerships for the commercialization of our products, risks related to the development and commercialization of new and uncertain technologies, risks associated with our protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

From 2004 through 2011, we developed and began commercialization of our PHA biopolymers through a technology alliance and subsequent commercial alliance with a wholly-owned subsidiary of Archer Daniels Midland Company (“ADM”), one of the largest agricultural processors in the world. Under the commercial alliance, ADM was responsible for resin manufacturing, and Metabolix was primarily responsible for product development, compounding, marketing and sales. Through this alliance, the companies established a joint venture company, Telles, LLC (“Telles”), to commercialize PHA biopolymer products.

After ADM terminated the Telles joint venture early in 2012, we retained significant rights and assets associated with the PHA biopolymers business which are being used to launch the business using a new commercial model, continuing business operations, marketing biopolymer products, and identifying alternate manufacturing capability. We hold exclusive rights to the Metabolix technology and intellectual property used in the joint venture. We acquired all of Telles’s product inventory and compounding raw materials totaling more than 5 million pounds, all product certifications and all product trademarks including MirelTM and MveraTM, and we retained all co-funded pilot plant equipment in locations outside of the Commercial Manufacturing Facility in Clinton, Iowa. In early 2012, we restructured the biopolymers business retaining a core team in our biopolymers group to provide continuity with technology, manufacturing process, and markets.

During 2012, we established Metabolix GmbH, a subsidiary located in Cologne, Germany, to serve as a focal point for our commercial activities in Europe. This cost effective location is intended to enable us to directly access the European market, which is the largest for bioplastics. We also took steps toward establishing a new commercial model for our PHA biopolymers business. We worked closely with our core customers to supply product from existing inventory as a bridge to new supply. We evaluated the potential applications for our biopolymer products and narrowed our market development focus to three high value market segments (i) film and bag applications, (ii) performance additives, and (iii) functional biodegradation. In March 2012, we began directly booking product sales and shipping product from inventory to our customers. During the second half of the year, we developed, sampled and launched two new products: Mvera B5008, a compostable film grade, and I6001, a polymeric modifier for polyvinyl chloride (“PVC”). In addition, we signed an agreement for demonstration production with Antibioticos SA, a toll manufacturer, based in Leon, Spain.

During 2013, we expect to continue to use existing inventory to continue to develop the market and to supply new and existing customers. We continue to explore alternative options to establish a new biopolymer manufacturing and supply chain properly sized to our business.

For our second platform, we are developing C4 and C3 chemicals from biobased sources, not the fossil fuels that are currently used to produce most industrial chemicals today. Our process for creating biobased industrial C4 and C3 chemicals involves engineering metabolic pathways into microbes that, in a fermentation process, produce specific PHA structures that serve as precursors for the chemicals. Through our PHA technology, we are able to control the microbe biology to achieve high concentrations of specific, naturally-occurring PHA that accumulate inside cells as they metabolize sugars. This intracellular accumulation of the biopolymers inside the microbes is a unique and differentiating aspect of our technology. When the fermentation is completed, we use a novel internally developed recovery process known as “FAST” (fast-acting, selective thermolysis) that converts the biopolymer to the target chemical using heat.

In the C4 program, we have produced GBL at industrial scale and demonstrated a chemical profile that meets or exceeds the existing industrial specifications. In 2012, we completed the preliminary design for a commercial scale plant to enable production of biobased GBL and, through an established conversion process, butanediol (“BDO”). This plan, which could be implemented under a potential future collaboration, includes specifications for all of the components of our fermentation and recovery process. In conjunction with our technical progress, we expect to continue discussions with industry leaders with the goal of forming the industry alliances necessary to successfully bring our biobased C4 industrial chemicals, including GBL and BDO, into commercial production.

We believe that developing and commercializing biobased C3 chemicals could represent another attractive market for our technology. In 2011, we undertook a market analysis of the global market for acrylic acid, a C3 chemical, to assess the market participants, renewable technology competition, economics, intellectual property status, and end markets.

In 2012, we continued scale up of fermentation and optimization of microbial strains to produce biobased C3 chemicals. We also successfully scaled-up recovery of acrylic acid from dried biomass using the “FAST” process in our Cambridge laboratory. We also provided sample quantities of dried biomass for conversion to biobased acrylic acid for customer evaluation. We believe that strategic alliances will be required to commercialize C3 chemicals, and in 2013, we expect to continue to engage in partnership discussions.

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

Our work in crops highlights our leading edge capabilities and research targeting multi-gene expression and transformation of plants. Researchers at Metabolix have designed novel, multi-gene expression systems to increase production of PHB in plant tissue. The science behind this shift in metabolism is complex since the goal is to significantly increase production of PHB to be viable at industrial scale without impairing the ability of the plant to thrive in its natural environment. In 2011, Metabolix was awarded a $6 million grant by the U.S. Department of Energy (“DOE”) to engineer switchgrass producing 10 percent PHB, by weight, in the whole plant and to develop methods to thermally convert the PHB-containing biomass to crotonic acid and a higher density residual biomass fraction for production of bioenergy.  Further, in 2012, Metabolix was awarded four new grants for leading-edge crop research targeting multi-gene expression and transformation of plants including important biofuel and food crops. Funding from these four grants is expected to total approximately $1.0 million and will run through 2014.

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

As of March 31, 2013, we had an accumulated deficit of $248,795 and total stockholders’ equity was $41,506.

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

ADM Collaboration

From 2004 through 2011, the Company developed and began commercialization of its PHA biopolymers through a technology alliance and subsequent commercial alliance with ADM Polymer Corporation, a wholly owned subsidiary of ADM. The Commercial Alliance Agreement between Metabolix and ADM Polymer specified the terms and structure of the alliance. The agreement governed the activities and obligations of the parties and included the establishment of a joint venture company, Telles, LLC (“Telles”), to market and sell PHA biopolymers, the construction of a manufacturing facility capable of producing 110 million pounds of material annually, the licensing of technology to Telles and to ADM, and the conducting of various research, development, manufacturing, sales and marketing, compounding and administrative services by the parties.

Under the Commercial Alliance Agreement ADM was permitted, under limited circumstances, to terminate the alliance if a change in circumstances that was not reasonably within the control of ADM made the anticipated financial return from the project inadequate or too uncertain. The agreement provided that, upon termination by ADM due to a change in circumstances, we would be permitted to continue to produce and sell PHA biopolymers, and ADM would be required to perform manufacturing services for us for a period of time following the termination (subject to certain payment obligations to ADM). On January 9, 2012, ADM notified us that it was terminating the commercial alliance effective February 8, 2012, citing the projected financial returns from the alliance were too uncertain.

Upon termination of the alliance, Metabolix intellectual property licenses to ADM Polymer and Telles ended, with Metabolix retaining all rights to its intellectual property.  ADM retained its manufacturing facility located in Clinton, Iowa, previously used to produce PHA biopolymers for Telles.  Also upon termination, contractual payments made to us by ADM during the term of the alliance totaling $38,885 and recorded as deferred revenue on the Company’s balance sheet were immediately recognized during its fiscal quarter ended March 31, 2012 as the Company had no further performance obligations in connection with the alliance.

After termination of the Commercial Alliance Agreement, the parties entered into a Settlement Agreement in which the parties agreed to specific terms related to the winding up and dissolution of Telles. Under this Settlement Agreement, we purchased certain assets of the joint venture for $2,982 including Telles’s entire inventory, exclusive and perpetual rights to all of Telles’s trademarks, and all product registrations, certifications and approvals for Telles’s PHA biopolymers. Pursuant to the Settlement Agreement, ADM relinquished any claims with respect to certain co-funded equipment previously acquired by Metabolix and situated at locations other than its Clinton, Iowa manufacturing facility, and Metabolix and Telles waived any rights to post-termination manufacturing and fermentation services under the Commercial Alliance Agreement.

In February 2013, Telles was formally dissolved and ADM notified us that no trade or other obligations remain to be paid. As a result, we do not believe that the Company is contingently liable for any third party obligations stemming from the former ADM collaboration.

Government Grants

As of March 31, 2013, expected gross proceeds of $4,721 remain to be received under our U.S. and Canadian government grants, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our United States and Canadian government grants is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	March 31, 2013	March 31, 2013	Expiration

Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts	Department of Energy	$6,000	$2,367	$3,633	June 2014

Subcontract from University of California (Los Angeles) project funded by ARPA-E entitled “Plants Engineered to Replace Oil: Energy Plant Design”	Department of Energy	566	—	566	September 2014

Capacity Building for Commercial-Scale PHB Camelina Development	National Research Council Canada	258	58	200	March 2014

Subcontract from University of Massachusetts (Amherst) project funded by ARPA-E entitled “Development of a Dedicated High Value Biofuels Crop”	Department of Energy	259	114	145	June 2013

Development of a Sustainable Value Added Fish Feed Using PHB Producing Camelina	National Research Council Canada	58	—	58	March 2014

Screening and Improvement of Polyhydroxybuyrate (PHB) Production Camelina Sativa Lines for Field Cultivation	Canadian Agricultural Adaptation Program (CAAP)	99	—	99	December 2013

Advanced Technologies For Engineering of Camelina	Canadian Ministry of Agriculture	202	182	20	February 2013
Total		$7,442	$2,721	$4,721

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2013 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenue

	Three Months Ended
	March 31,
	2013	2012	Change
Revenue from termination of ADM collaboration	$—	$38,885	$(38,885)
Grant revenue	724	378	346
Product revenue	790	14	776
Research and development revenue	380	—	380
License fee and royalty revenue	49	45	4
Total revenue	$1,943	$39,322	$(37,379)

Total revenue was $1,943 and $39,322 for the three months ended March 31, 2013 and 2012, respectively.  During the three months ended March 31, 2012, we recognized $38,885 of previously deferred revenue related to our Telles joint venture with ADM that terminated effective February 8, 2012.  This deferred revenue, which was previously expected to be recognized over a future estimated ten year period as we met our contractual performance obligations, became immediately recognizable upon termination when no further performance obligations remained.  Grant revenue was $724 and $378 for the three months ended March 31, 2013 and 2012, respectively. The increase of $346 was primarily due to the expanded number of awarded U.S. and Canadian research grants and includes increased revenue generated from our Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts (“REFABB”) grant.  During the three months ended March 31, 2013 and 2012, we recognized $790 and $14, respectively, of product revenue related to the sale of biopolymer.  Product revenue recognized during the three months ended March 31, 2013 includes $736 of previously deferred revenue from shipments to customers made during 2012, with the remainder recorded from shipments made early in 2013.  At March 31, 2013, short-term deferred revenue of $792 shown on the Company’s balance sheet includes $721 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ending June 30, 2013.  The Company’s product revenue recognition policy is to defer recognition of product sales until the later of sixty days or receipt of payment from the customer in order to allow discretion in accepting product returns for a period of sixty days after delivery.  During the three months ended March 31, 2013 we recognized $380 of research and development revenue, which was attributable to a funded research and development arrangement with a third party.

We expect total revenue to substantially decrease during 2013 compared to 2012, due to the one-time recognition of the deferred revenue associated with the Telles joint venture in 2012. We anticipate that product revenue will increase in 2013 as we plan to continue to gain market acceptance for our products, although there will be fluctuations from quarter to quarter.

Costs and Expenses

	Three Months Ended
	March 31,
	2013	2012	Change
Cost of product revenue	$557	$55	$502
Research and development	4,859	6,045	(1,186)
Selling, general, and administrative	3,312	4,399	(1,087)
Total costs and expenses	$8,728	$10,499	$(1,771)

Cost of Product Revenue

Cost of product revenue was $557 and $55 for the three months ended March 31, 2013 and 2012, respectively.  These costs primarily include inventory product costs of $282 associated with product revenue recognized during the three months ended March 31, 2013 plus current period freight and warehousing costs of $177 and $104, respectively.  Inventory product costs include the cost of sample inventory provided to prospective customers. We also routinely evaluate inventory for impairment.  No charges for inventory impairment were recorded during the three months ended March 31, 2013 or 2012.

Although there will be fluctuations from quarter to quarter, we expect our overall cost of product revenue will continue to increase during 2013 and beyond commensurate with our increasing product sales and as our lower cost inventory acquired from Telles is depleted and replaced with new higher cost manufactured inventory, including new resin grades that will enter the market during the upcoming year. During 2013, we may also incur costs for manufacturing demonstration batches produced by our suppliers. If this product meets commercial specifications, the cost of these demonstration batches will be recognized as inventory.  Due to the expected high per unit cost of these smaller manufacturing batches, any inventory costs in excess of our expected saleable market price will be immediately expensed as cost of product revenue.  During the quarter ended March 31, 2013, we shipped and deferred recognition of excess raw material inventory sold to third parties at an invoice value of $334.  When recognized, these low or negative margin raw material sales will increase our cost of product revenue as a percentage of product sales.  We also anticipate that our cost of product revenue as a percentage of product sales will fluctuate during the remainder of 2013 as our mix of biopolymer products sales changes.

Research and Development Expenses

Research and development expenses were $4,859 and $6,045 for the three months ended March 31, 2013 and 2012, respectively.  The decrease of $1,186 was primarily attributable to decreases in employee compensation and related benefit expenses and consulting. Employee compensation and related benefit expenses were $2,908 and $3,662 for the three months ended March 31, 2013 and 2012, respectively. The decrease of $754 was primarily attributable to a decrease in employee headcount during the first quarter of 2012 in response to the termination of the Telles joint venture, that occurred during the three months ended March 31, 2012. Consulting expenses decreased to $40 for the three months ended March 31, 2013 compared to $224 for the respective period in 2012. The decrease of $184 was primarily due to the termination of the Telles joint venture. For the three months ended March 31, 2013, we recorded $380 of expenses associated with research and development revenue.

We expect our ongoing efforts to closely manage research and development costs will allow us to reduce our research and development expenses during the remainder of 2013. These reductions in research and development expenses may be partially offset by expenses related to the start-up and operation of commercial manufacturing operations with third parties.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $3,312 and $4,399 for the three months ended March 31, 2013 and 2012, respectively. The decrease of $1,087 was primarily related to a decrease in employee compensation and related benefit expenses and professional fees. Employee compensation and benefit related expense decreased to $2,019 from $2,554 for the three months ended March 31, 2013 and 2012, respectively. The decrease of $535 was primarily attributable to a decrease in employee headcount in response to the termination of the Telles joint venture. Professional fees decreased to $513 from $842 for the three months ended March 31, 2013 and 2012, respectively. The decrease of $329 was primarily the result of increased legal fees incurred during the first quarter of 2012 due to the termination of the Telles joint venture.

While selling, general and administrative expenses were lower in the first quarter of 2013 than in the first quarter of 2012, we expect that our selling, general and administrative expenses will generally increase during 2013 as we continue to expand our biopolymer sales and marketing activities, primarily in Europe.

Other Income (Expense), net

	Three Months Ended
	March 31,
	2013	2012	Change
Interest income, net	$10	$17	$(7)
Other income, net	12	—	12
Total other income (expense), net	$22	$17	$5

Other income (expense), net was $22 and $17 for the three months ended March 31, 2013 and 2012, respectively. Other income (expense), net during both periods consisted primarily of income from our investments, offset by investment management and custodial fees.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

The primary sources of our liquidity have been:

• equity financing;

• our strategic alliance with ADM;

• government grants; and

• interest earned on cash and short-term investments.

We have incurred significant expenses relating to our research and development efforts. As of March 31, 2013, we had an accumulated deficit of $248,795. Our total unrestricted cash, cash equivalents and investments as of March 31, 2013 were $37,709 as compared to $46,281 at December 31, 2012. As of March 31, 2013, we had no outstanding debt.

Our cash and cash equivalents at March 31, 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of March 31, 2013, we had restricted cash of $594. Restricted cash consists of $494 held in connection with the lease agreement for our Cambridge, Massachusetts facility and $100 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of March 31, 2013, we were in compliance with this policy.

The Company held unrestricted cash, cash equivalents and investments of $37,709 at March 31, 2013. We believe that these resources and the cash to be generated from existing grants and expected product sales will be sufficient to meet our projected operating requirements for the next twelve months. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of our biopolymer products as a result of slow market adoption; (b) increases in costs related to the start-up and operation of commercial manufacturing operations with third parties; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs, and longer term, we will require significant additional financing to continue to fund our operations. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to support operations. However, we may not be able to secure such financing in a timely manner and on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Net cash used in operating activities was $8,498 and $12,259 for the three months ended March 31, 2013 and 2012, respectively. The decrease of $3,761 in cash used from operating activities primarily reflects $2,982 used to purchase the Telles inventory in 2012 and lower base-level operating expenses as we closely manage our use of available funds.

Net cash provided by investing activities was $14,441 and $573 for the three months ended March 31, 2013 and 2012, respectively. Net cash provided by investment activities for the three months ended March 31, 2013 consisted of $19,520 provided by sale and maturity of short-term investments partially offset by $5,015 used to purchase short-term investments and $64 used to purchase capital equipment.

Net cash provided by financing activities was $5 and $11 for the three months ended March 31, 2013 and 2012, and was solely attributable to the proceeds received from the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2013.

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$50	$25	$25	$—	$—
Operating lease obligations	1,841	1,691	150	—	—
Total	$1,891	$1,716	$175	$—	$—

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

See Note 15 to our unaudited consolidated financial statements for a full description of our related party transactions.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective for reporting periods beginning after December 15, 2012. The adoption of this standard did not have an impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with these matters because they are at an early stage. From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such other proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes in information regarding our risk factors as described in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On January 31, 2013 the Company issued 55,482 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2013, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

101.1

The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations, Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss), Three Months Ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.*

*

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

METABOLIX, INC.

May 10, 2013	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2013	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)