Form 10-Q
period 2013-06-30
METABOLIX, INC.
filed 2013-08-02
CIK 1121702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2013 was 34,516,762.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended June 30, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$11,908	$14,572
Short-term investments	19,770	29,201
Accounts receivable	336	839
Due from related parties	—	75
Unbilled receivables	819	372
Inventory	3,196	3,204
Prepaid expenses and other current assets	884	692
Total current assets	36,913	48,955
Restricted cash	619	594
Property and equipment, net	1,087	1,358
Long-term investments	—	2,508
Other assets	95	95
Total assets	$38,714	$53,510

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$102	$1,233
Accrued expenses	3,211	3,519
Current portion of deferred rent	138	165
Short-term deferred revenue	529	1,067
Total current liabilities	3,980	5,984
Deferred rent, net of current portion	—	55
Other long-term liabilities	137	131
Total liabilities	4,117	6,170

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at June 30, 2013 and December 31, 2012, 34,451,328 and 34,306,570 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	345	343
Additional paid-in capital	290,971	289,050
Accumulated other comprehensive loss	(59)	(21)
Accumulated deficit	(256,660)	(242,032)
Total stockholders’ equity	34,597	47,340
Total liabilities and stockholders’ equity	$38,714	$53,510

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Revenue from termination of ADM collaboration	$—	$—	$—	$38,885
Grant revenue	584	461	1,308	839
Product revenue	822	373	1,611	387
Research and development revenue	238	—	618	—
License fee and royalty revenue	62	89	111	134
Total revenue	1,706	923	3,648	40,245

Costs and expenses:
Cost of product revenue	1,196	437	1,753	492
Research and development	4,945	5,006	9,802	11,051
Selling, general, and administrative	3,422	3,437	6,734	7,836
Total costs and expenses	9,563	8,880	18,289	19,379
Income (loss) from operations	(7,857)	(7,957)	(14,641)	20,866

Other income (expense):
Interest income, net	12	34	33	75
Other expense, net	(21)	(25)	(20)	(49)
Total other income (expense), net	(9)	9	13	26
Net income (loss)	$(7,866)	$(7,948)	$(14,628)	$20,892

Net income (loss) per share:
Basic	$(0.23)	$(0.23)	$(0.43)	$0.61

Diluted	$(0.23)	$(0.23)	$(0.43)	$0.61

Number of shares used in per share calculations:
Basic	34,434,271	34,183,702	34,393,998	34,160,018

Diluted	34,434,271	34,183,702	34,393,998	34,264,428

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss):	$(7,866)	$(7,948)	$(14,628)	$20,892
Other comprehensive income
Change in unrealized gain on investments	(4)	(5)	(11)	(18)
Change in foreign currency translation adjustment	(12)	(7)	(27)	(5)
Total other comprehensive loss	(16)	(12)	(38)	(23)
Comprehensive income (loss)	$(7,882)	$(7,960)	$(14,666)	$20,869

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(14,628)	$20,892
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	531	718
Charge for 401(k) company common stock match	268	264
Stock-based compensation	1,677	2,083
Inventory impairment	271	—
Changes in operating assets and liabilities:
Accounts receivable	503	(362)
Due from related party	75	311
Unbilled receivables	(446)	(217)
Inventory	(263)	(2,821)
Prepaid expenses and other assets	(192)	203
Accounts payable	(1,131)	101
Accrued expenses	(345)	(675)
Deferred rent and other long-term liabilities	(76)	(78)
Deferred revenue	(538)	(38,562)
Net cash used in operating activities	(14,294)	(18,143)

Cash flows from investing activities
Purchase of property and equipment	(270)	(287)
Change in restricted cash	(25)	—
Purchase of investments	(10,580)	(47,935)
Proceeds from the sale and maturity of investments	22,509	57,207
Net cash provided by investing activities	11,634	8,985

Cash flows from financing activities
Proceeds from options exercised	14	19
Net cash provided by financing activities	14	19

Effect of exchange rate changes on cash and cash equivalents	(18)	(6)

Net decrease in cash and cash equivalents	(2,664)	(9,145)
Cash and cash equivalents at beginning of period	14,572	21,277
Cash and cash equivalents at end of period	$11,908	$12,132

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2013 and 2012.

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

With the exception of 2012 when the Company recognized $38,885 of deferred revenue from the terminated Telles joint venture, it has recorded net losses since its inception, including the six months ended June 30, 2013. The Company held unrestricted cash, cash equivalents and investments of $31,678 at June 30, 2013. The Company believes that these resources and the cash to be generated from existing grants and expected product sales will be sufficient to meet its projected operating requirements for at least the next twelve months. However, any significant costs incurred to establish a commercial biopolymer manufacturing facility will shorten this liquidity horizon and require that the Company seek additional funds in order to continue and advance its operations. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to: (a) lower than expected sales of the Company’s new biopolymer products as a result of slow market adoption; (b) increases in capital costs and operating expenses related to the establishment and start-up of commercial manufacturing operations either on its own or with third parties for its biopolymer products; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make in its business strategy; (e) changes in the Company’s research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to support operations. However, there is uncertainty regarding whether the Company can successfully execute these actions, and the Company can provide no assurance that it will. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

2. ACCOUNTING POLICIES

There have been no material changes in accounting policies since the Company’s fiscal year ended December 31, 2012, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including the accounts of the Company’s newly established German subsidiary, Metabolix GmbH.   All significant intercompany transactions were eliminated. Telles, LLC (“Telles”), the Company’s former joint venture with Archer Daniels Midland Company (“ADM”) that terminated in early 2012, was not consolidated by the Company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At June 30, 2013, the Company’s accounts and unbilled receivables include $724 or 63% from U.S. and Canadian government grants and $315 or 27% from customer product sales. At December 31, 2012, the Company’s accounts and unbilled receivables included $561 or 46% from U.S. and Canadian government grants and $535 or 44% from customer product sales. At June 30, 2013, no customer had accounts receivable due from product sales of 10% or greater, and December 31, 2012, one customer represented 41%, of accounts receivable due from product sales.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board, or FASB, issued updated accounting guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. In addition, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The update is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective for reporting periods beginning after December 15, 2012. The adoption of this standard did not have an impact on the Company’s financial position or results of operations. Reclassification adjustments were insignificant for all periods presented.

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

Shares used to calculate diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(7,866)	$(7,948)	$(14,628)	$20,892

Denominator:

Weighted average number of common shares outstanding	34,434,271	34,183,702	34,393,998	34,160,018
Effect of dilutive securities:
Stock options	—	—	—	104,410
Dilutive potential common shares	—	—	—	104,410
Shares used in calculating diluted earnings per share	34,434,271	34,183,702	34,393,998	34,264,428

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2013 and 2012 are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Options	5,643,518	4,456,627	5,535,876	4,436,627
Warrants	4,086	4,086	4,086	4,086
Total	5,647,604	4,460,713	5,539,962	4,440,713

5. INVENTORY

The components of biopolymer inventories are as follows:

	June 30, 2013	December 31, 2012
Raw materials	$674	$640
Work-in-process	—	2
Finished goods	2,522	2,562
Total inventory	$3,196	$3,204

At June 30, 2013 and December 31, 2012, included within finished goods are $163 and $257, respectively, of inventory that the Company has sold and shipped to customers for which the Company has not yet recognized revenue under its product revenue recognition policy. During the three months ended June 30, 2013, the Company recorded a $271 charge to cost of product revenue for raw material and finished goods inventory that it determined was unlikely to be sold or converted to future sellable product based on customer demand and current sales forecasts.

6. INVESTMENTS

Investments consist of the following:

	Amortized	Unrealized		Market
	Cost	Gain	(Loss)	Value
June 30, 2013
Short-term investments:
Government sponsored enterprises	$19,768	$3	$(1)	$19,770
Total	$19,768	$3	$(1)	$19,770

December 31, 2012
Short-term investments:
Government sponsored enterprises	$29,189	$12	$—	$29,201
Long-term investments:
Government-sponsored enterprises	2,507	1	—	2,508
Total	$31,696	$13	$—	$31,709

Long-term investments have maturity dates of two years or less. The average maturity of the Company’s marketable securities available-for-sale as of June 30, 2013 and December 31, 2012 was three and four months, respectively.

7. FAIR VALUE MEASUREMENTS

The Company has certain financial assets recorded at fair value which have been classified as either Level 1 or 2 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date.  Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input.  At June 30, 2013 and December 31, 2012, the Company did not own any Level 3 financial assets.

The Company’s financial assets classified as Level 2 were initially valued at the transaction price and have been subsequently valued typically utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2013 or December 31, 2012.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active
	markets for identical	Significant other	Significant
	assets	observable inputs	unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2013
Cash equivalents:
Money market funds	$8,043	$—	$—	$8,043
Short-term investments:
Government securities	—	19,770	—	19,770
Total	$8,043	$19,770	$—	$27,813

	Fair value measurements at reporting date using
	Quoted prices in active		Significant
	markets for identical	Significant other	unobservable
	assets	observable inputs	inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Cash equivalents:
Money market funds	$11,157	$—	$—	$11,157
Government securities	—	2,015	—	2,015
Short-term investments:
Government securities	—	29,201	—	29,201
Long-term investments:
Government securities	—	2,508	—	2,508
Total	$11,157	$33,724	$—	$44,881

The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less at the date of purchase to be cash equivalents, and investments purchased with an original maturity date of more than ninety days at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments.  All other investments are classified as long-term.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2013	December 31, 2012
Employee compensation and benefits	$1,695	$2,379
Professional services	436	301
Intellectual property	163	105
Other	917	734
Total accrued expenses	$3,211	$3,519

9. STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to employee stock option awards of $814 and $1,677 for the three and six months ended June 30, 2013, respectively.  Stock-based compensation expense related to employee stock option awards was $980 and $2,102 for the three and six months ended June 30, 2012, respectively. At June 30, 2013, there was approximately $4,714 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized, which are expected to be recognized over a weighted average period of 2.25 years.

A summary of option activity for the six months ended June 30, 2013 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2012	5,579,042	$6.68
Granted	903,915	1.67
Exercised	(7,550)	1.82
Forfeited	(127,693)	3.69
Expired	(173,871)	10.09
Outstanding at June 30, 2013	6,173,843	5.91

Options exercisable at June 30, 2013	3,458,023	$8.28

Weighted average grant date fair value of options granted during the six months ended June 30, 2013		$1.18

For the six months ended June 30, 2013 and 2012, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Six Months Ended
	June 30,
	2013	2012
Expected dividend yield	—	—
Risk-free rate	0.71% - 1.49%	0.67% - 1.15%
Expected option term (in years)	6.0	5.3 – 5.5
Volatility	84% - 85%	85% - 87%

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

As of June 30, 2013, less than 10% of the Company’s combined total assets were located outside of the United States and the reported net income (loss) outside of the United States for the three and six months ended June 30, 2013 and 2012 was less than 10% of the combined net income of the consolidated Company.

The geographic distribution of the Company’s revenues and long-lived assets from continuing operations is summarized as follows:

	U.S.	Canada	Germany	Eliminations	Total
Three Months Ended June 30, 2013:
Net revenues to unaffiliated customers	$1,094	$81	$531	$—	$1,706
Inter-geographic revenues	675	208	—	(883)	—
Net revenues	$1,769	$289	$531	$(883)	$1,706

Three Months Ended June 30, 2012:
Net revenues to unaffiliated customers	$890	$33	$—	$—	$923
Inter-geographic revenues	—	147	—	(147)	—
Net revenues	$890	$180	$—	$(147)	$923

Six Months Ended June 30, 2013:
Net revenues to unaffiliated customers	$2,940	$177	$531	$—	$3,648
Inter-geographic revenues	675	411	—	(1,086)	—
Net revenues	$3,615	$588	$531	$(1,086)	$3,648

Six Months Ended June 30, 2012:
Net revenues to unaffiliated customers	$40,150	$95	$—	$—	$40,245
Inter-geographic revenues	—	328	—	(328)	—
Net revenues	$40,150	$423	$—	$(328)	$40,245

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three and six months ended June 30, 2013, $337 and $712, respectively, in product was shipped to customers by Metabolix GmbH, the Company’s newly established wholly-owned subsidiary located in Cologne, Germany.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Germany	Eliminations	Total
June 30, 2013	$1,020	$67	$—	$—	$1,087
December 31, 2012	$1,309	$49	$—	$—	$1,358

12. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted tax rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three and six months ended June 30, 2013 and 2012, the Company did not recognize any tax expense or benefit due to its continued net operating loss position.  Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax assets.

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of June 30, 2013 or December 31, 2012.

The tax years 2009 through 2012 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. Additionally, the Company can be audited for any loss year up to three years after the year in which the loss is utilized to offset taxable income.  This would include loss years prior to 2009.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013 and December 31, 2012, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

At December 31, 2012, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $211,016 and $148,611, respectively. Included in the federal and state NOL carryforwards are approximately $19,213 of deductions related to the exercise of stock options subsequent to the adoption of amended accounting guidance related to stock based compensation. This amount represents an excess tax benefit as defined under the amended accounting guidance related to stock based compensation and has not been recorded as a deferred tax asset. The Company’s existing federal and state NOL carryforwards begin to expire in 2013. At December 31, 2012, the Company also had available research and development credits for federal and state income tax purposes of approximately $4,502 and $3,577, respectively. The federal and state research and development credits will begin to expire in 2014 and 2016, respectively. At December 31, 2012, the Company also had available investment tax credits for state income tax purposes of $100, which also begin to expire in 2013. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which are comprised principally of NOL carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed an evaluation of its ownership changes through December 31, 2011 and has determined that its NOL and research and development credit carryforwards originating on or before that date are not subject to an annual limitation under Section 382. The Company has not currently completed an evaluation of ownership changes through December 31, 2012. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

No additional provision has been made for U.S. income taxes related to the undistributed earnings of the wholly owned subsidiaries of the Company or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries. As such, earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practical to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investment in subsidiaries. Unremitted earnings at December 31, 2012 approximated $252.

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

14. ADM COLLABORATION

From 2004 through 2011, the Company developed and began commercialization of its PHA biopolymers through a technology alliance and subsequent commercial alliance with ADM Polymer Corporation, a wholly owned subsidiary of ADM. The Commercial Alliance Agreement between the Company and ADM Polymer specified the terms and structure of the alliance. The agreement governed the activities and obligations of the parties and included the establishment of a joint venture company, Telles, to market and sell PHA biopolymers, the construction of a manufacturing facility capable of producing 110 million pounds of material annually, the licensing of technology to Telles and to ADM, and the conducting of various research, development, manufacturing, sales and marketing, compounding and administrative services by the parties.

Under the Commercial Alliance Agreement, ADM was permitted, under limited circumstances, to terminate the alliance if a change in circumstances that was not reasonably within the control of ADM made the anticipated financial return from the project inadequate or too uncertain. The agreement provided that, upon termination by ADM due to a change in circumstances, the Company would be permitted to continue to produce and sell PHA biopolymers, and ADM would be required to perform manufacturing services for the Company for a period of time following the termination (subject to certain payment obligations to ADM). On January 9, 2012, ADM notified the Company that it was terminating the commercial alliance effective February 8, 2012, citing the projected financial returns from the alliance were too uncertain.

Upon termination of the alliance, the Company’s intellectual property licenses to ADM Polymer and Telles ended, with Metabolix retaining all rights to its intellectual property.  ADM retained its manufacturing facility located in Clinton, Iowa, previously used to produce PHA biopolymers for Telles.  Also upon termination, contractual payments made to the Company by ADM during the term of the alliance totaling $38,885 and recorded as deferred revenue on the Company’s balance sheet were immediately recognized during its fiscal quarter ended March 31, 2012, as the Company had no further performance obligations in connection with the alliance.

After termination of the Commercial Alliance Agreement, the parties entered into a Settlement Agreement in which the parties agreed to specific terms related to the winding up and dissolution of Telles. Under this Settlement Agreement, the Company purchased certain assets of the joint venture for $2,982, including Telles’s entire inventory, exclusive and perpetual rights to all of Telles’s trademarks, and all product registrations, certifications and approvals for Telles’s PHA biopolymers. Pursuant to the Settlement Agreement, ADM relinquished any claims with respect to certain co-funded equipment previously acquired by the Company and situated at locations other than ADM’s Clinton, Iowa manufacturing facility, and the Company and Telles waived any rights to post-termination manufacturing and fermentation services under the Commercial Alliance Agreement.

In February 2013, Telles was formally dissolved and ADM notified the Company that no trade or other obligations remain to be paid. As a result, the Company does not believe that it is contingently liable for any third party obligations stemming from the former ADM collaboration.

15. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc. (“Tepha”), a related party, and recorded $25 and $86 of license and royalty revenue during the three months and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012, the Company recorded license and royalty revenue from Tepha of $59 and $94, respectively. As of June 30, 2013 and December 31, 2012, the Company had no outstanding receivables due from Tepha.

The Company engaged in various transactions with ADM and Telles during the six months ended June 30, 2012 as the parties wound down the affairs of the terminated Commercial Alliance Agreement.  As of June 30, 2013 and December 31, 2012, no outstanding receivables or payment obligations remained with either party.

16. RESTRUCTURING

In connection with the Telles termination, in the first quarter of 2012, the Company restructured its biopolymers business and downsized its operations to more appropriately align its 2012 business priorities and strategic plans with its cash and investment resources. The Company recognized $877 of restructuring charges within operating expenses during the six months ended June 30, 2012.  There were no remaining balances accrued for restructuring charges at December 31, 2012.

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

Metabolix was formed to leverage the ability of natural systems to produce complex biopolymers from renewable resources. We have focused on a family of biopolymers found in nature called polyhydroxyalkanoates, or (“PHAs”), which occur naturally in living organisms and are chemically similar to polyesters. We have demonstrated the production of PHAs at the industrial scale to produce PHA biopolymers and biobased industrial chemicals, as well as production of polyhydroxybutyrate (“PHB”), a subclass of PHA biopolymer, in agriculturally significant crop plants.

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

After ADM terminated the Telles joint venture early in 2012, we retained significant rights and assets associated with the PHA biopolymers business which are being used to launch the business using a new commercial model, continuing business operations, marketing biopolymer products, and identifying alternate manufacturing capability. We hold exclusive rights to the Metabolix technology and intellectual property used in the joint venture. We acquired all of Telles’s product inventory and compounding raw materials totaling more than five million pounds, all product certifications and all product trademarks including MirelTM and MveraTM, and we retained all co-funded pilot plant equipment in locations outside of the Commercial Manufacturing Facility in Clinton, Iowa. In early 2012, we restructured the biopolymers business retaining a core team in our biopolymers group to provide continuity with technology, manufacturing process, and markets.

During 2012, we established Metabolix GmbH, a subsidiary located in Cologne, Germany, to serve as a focal point for our commercial activities in Europe. This cost effective location is intended to enable us to directly access the European market, which is the largest for bioplastics. We also took steps toward establishing a new commercial model for our PHA biopolymers business. We worked closely with our core customers to supply product from existing inventory as a bridge to new supply. We evaluated the potential applications for our biopolymer products and narrowed our market development focus to three high value market segments: (i) film and bag applications; (ii) performance additives; and (iii) functional biodegradation. In March 2012, we began directly booking product sales and shipping product from inventory to our customers. During the second half of the year, we developed, sampled and launched two new products: Mvera B5008, a compostable film grade, and I6001, a polymeric modifier for polyvinyl chloride.

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

In the C4 program, we have produced biobased gamma butyrolactone (“GBL”) at industrial scale and demonstrated a chemical profile that meets or exceeds the existing industrial specifications. In 2012, we completed the preliminary design for a commercial scale plant to enable production of biobased GBL and, through an established conversion process, butanediol (“BDO”). This plan, which could be implemented under a potential future collaboration, includes specifications for all of the components of our fermentation and recovery process. In conjunction with our technical progress, we expect to continue discussions with industry leaders with the goal of forming the industry alliances necessary to successfully bring our biobased C4 industrial chemicals, including GBL and BDO, into commercial production.

We believe that developing and commercializing biobased C3 chemicals could represent another attractive market for our technology. In 2011, we undertook a market analysis of the global market for acrylic acid, a C3 chemical, to assess the market participants, renewable technology competition, economics, intellectual property status, and end markets.

In 2012, we continued scale up of fermentation and optimization of microbial strains to produce biobased C3 chemicals. We also successfully scaled up recovery of acrylic acid from dried biomass using the “FAST” process in our Cambridge laboratory. We also provided sample quantities of dried biomass for conversion to biobased acrylic acid for customer evaluation. We believe that strategic alliances will be required to commercialize C3 chemicals, and in 2013, we expect to continue to engage in partnership discussions.

In our third technology platform, we are harnessing the renewable nature of plants to make bioplastics, renewable chemicals and bioenergy from crops. The focal point of our plant technology efforts is around PHB, the simplest member of the broad PHA family of biopolymers. While applications for PHAs have focused mainly on their use as biodegradable bioplastics, these polymers have a number of other unique features that will allow their use in other applications, such as the production of chemical intermediates and their use as value-added animal feeds. We are creating proprietary systems to produce PHB in high quantity in the leaves of biomass crops or seeds of oilseed crops for these multiple applications.

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

As of June 30, 2013, we had an accumulated deficit of $256,660 and total stockholders’ equity was $34,597.

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

Under the Commercial Alliance Agreement, ADM was permitted, under limited circumstances, to terminate the alliance if a change in circumstances that was not reasonably within the control of ADM made the anticipated financial return from the project inadequate or too uncertain. The agreement provided that, upon termination by ADM due to a change in circumstances, we would be permitted to continue to produce and sell PHA biopolymers, and ADM would be required to perform manufacturing services for us for a period of time following the termination (subject to certain payment obligations to ADM). On January 9, 2012, ADM notified us that it was terminating the commercial alliance effective February 8, 2012, citing the projected financial returns from the alliance were too uncertain.

Upon termination of the alliance, Metabolix intellectual property licenses to ADM Polymer and Telles ended, with Metabolix retaining all rights to its intellectual property.  ADM retained its manufacturing facility located in Clinton, Iowa, previously used to produce PHA biopolymers for Telles.  Also upon termination, contractual payments made to us by ADM during the term of the alliance totaling $38,885 and recorded as deferred revenue on the Company’s balance sheet were immediately recognized during its fiscal quarter ended March 31, 2012, as the Company had no further performance obligations in connection with the alliance.

After termination of the Commercial Alliance Agreement, the parties entered into a Settlement Agreement in which the parties agreed to specific terms related to the winding up and dissolution of Telles. Under this Settlement Agreement, we purchased certain assets of the joint venture for $2,982, including Telles’s entire inventory, exclusive and perpetual rights to all of Telles’s trademarks, and all product registrations, certifications and approvals for Telles’s PHA biopolymers. Pursuant to the Settlement Agreement, ADM relinquished any claims with respect to certain co-funded equipment previously acquired by Metabolix and situated at locations other than ADM’s Clinton, Iowa manufacturing facility, and Metabolix and Telles waived any rights to post-termination manufacturing and fermentation services under the Commercial Alliance Agreement.

In February 2013, Telles was formally dissolved and ADM notified us that no trade or other obligations remain to be paid. As a result, we do not believe that the Company is contingently liable for any third party obligations stemming from the former ADM collaboration.

Government Grants

As of June 30, 2013, expected gross proceeds of $3,996 remain to be received under our United States and Canadian government grants, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our United States and Canadian government grants is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	June 30, 2013	June 30, 2013	Expiration

Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts	Department of Energy	$6,000	$2,705	$3,295	June 2014

Subcontract from University of California (Los Angeles) project funded by ARPA-E entitled “Plants Engineered to Replace Oil: Energy Plant Design”	Department of Energy	566	152	414	September 2014

Capacity Building for Commercial-Scale PHB Camelina Development	National Research Council Canada	247	123	124	March 2014

Subcontract from University of Massachusetts (Amherst) project funded by ARPA-E entitled “Development of a Dedicated High Value Biofuels Crop”	Department of Energy	259	213	46	June 2013

Development of a Sustainable Value Added Fish Feed Using PHB Producing Camelina	National Research Council Canada	90	25	65	March 2014

Screening and Improvement of Polyhydroxybuyrate (PHB) Production Camelina Sativa Lines for Field Cultivation	Canadian Agricultural Adaptation Program (CAAP)	56	4	52	December 2013

Advanced Technologies For Engineering of Camelina	Canadian Ministry of Agriculture	194	194	—	February 2013
Total		$7,412	$3,416	$3,996

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and six months ended June 30, 2013 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenue

	Three Months Ended
	June 30,
	2013	2012	Change
Grant revenue	$584	$461	$123
Product revenue	822	373	449
Research and development revenue	238	—	238
License fee and royalty revenue	62	89	(27)
Total revenue	$1,706	$923	$783

Total revenue was $1,706 and $923 for the three months ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013, we recognized $584 of government grant revenue compared to $461 for the same period in 2012.  Grant revenue for the three months ended June 30, 2013 and 2012 primarily consisted of $512 and $447, respectively, in revenue earned from the Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts (“REFABB”) grant awarded by the U.S. Department of Energy in mid-2011. During the three months ended June 30, 2013 and 2012, we recognized $822 and $373, respectively, of product revenue related to the sale of biopolymer.  At June 30, 2013, short-term deferred revenue of $529 shown on the Company’s balance sheet includes $206 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ended September 30, 2013.  The Company’s product revenue recognition policy is to defer recognition of product sales until the later of sixty days or receipt of payment from the customer in order to allow discretion in accepting product returns for a period of sixty days after delivery.  During the three months ended June 30, 2013 we recognized $238 of research and development revenue, which was attributable to a funded research and development arrangement with a third party.

We expect total revenue to substantially decrease during 2013 compared to 2012, due to the one-time recognition of the deferred revenue associated with the Telles joint venture in 2012. We anticipate that product revenue will increase in 2013 compared to 2012, as we continue to gain market acceptance for our products, although there will be fluctuations from quarter-to-quarter.

Costs and expenses

	Three Months Ended
	June 30,
	2013	2012	Change
Cost of product revenue	$1,196	$437	$759
Research and development	4,945	5,006	(61)
Selling, general, and administrative	3,422	3,437	(15)
Total costs and expenses	$9,563	$8,880	$683

Cost of Product Revenue

Cost of product revenue was $1,196 and $437 for the three months ended June 30, 2013 and 2012, respectively. These costs primarily include inventory product costs of $705 associated with product revenue recognized during the three months ended June 30, 2013 plus current period freight and warehousing costs of $111 and $96, respectively.  Inventory product costs include the cost of sample inventory provided to prospective customers. We also routinely evaluate inventory for impairment.  During the three months ended June 30, 2013, we recorded a $271 charge to cost of product revenue for raw material and finished goods inventory that we determined was unlikely to be sold or converted to future sellable product based on customer demand and our current sales forecasts.

Although there will be fluctuations from quarter to quarter, we expect our overall cost of product revenue will continue to increase during 2013 and beyond, commensurate with our increasing product sales, and as our lower cost inventory acquired from Telles is depleted and replaced with new higher cost manufactured inventory, including new product grades that will enter the market during the year. During 2013, we may also incur costs for  small scale commercial manufacturing operations either on our own or with third parties for our biopolymer products.  Due to the expected high per unit cost of these smaller manufacturing batches, any inventory costs in excess of our expected saleable market price will be immediately expensed as cost of product revenue.  We also anticipate that our cost of product revenue as a percentage of product sales will fluctuate during the remainder of 2013 as our mix of biopolymer products sales changes.

Research and Development Expenses

Research and development expenses were $4,945 and $5,006 for the three months ended June 30, 2013 and 2012, respectively. The decrease of $61 was primarily due to a decrease in employee compensation and related benefit expenses.  Employee compensation and related benefit expenses were $2,835 and $2,959 for the three months ended June 30, 2013 and 2012, respectively. The decrease of $124 was primarily attributable to a decrease in headcount.

We expect our future research and development expenses will increase due to costs related to our validation of potential biopolymer manufacturing sites.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were consistent at $3,422 and $3,437 for the three months ended June 30, 2013 and 2012, respectively.

We expect that our selling, general and administrative expenses will increase during 2013 as we continue to expand our biopolymer sales and marketing activities, primarily in Europe.

Other Income (Expense), net

	Three Months Ended
	June 30,
	2013	2012	Change
Interest income, net	$12	$34	$(22)
Other expense, net	(21)	(25)	4
Total other income (expense), net	$(9)	$9	$(18)

Other income (expense), net were an expense of $9 and income of $9 for the three months ended June 30, 2013 and 2012, respectively. Other income (expense), net during both periods consisted primarily of income from our investments, offset by investment management and custodial fees.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenue

	Six Months Ended June 30,
	2013	2012	Change
Revenue from termination of ADM collaboration	$—	$38,885	$(38,885)
Grant revenue	1,308	839	469
Product revenue	1,611	387	1,224
Research and development revenue	618	—	618
License fee and royalty revenue	111	134	(23)
Total revenue	$3,648	$40,245	$(36,597)

Total revenue was $3,648 and $40,245 for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2012, we recognized $38,885 of previously deferred revenue related to our Telles joint venture with ADM that terminated effective February 8, 2012.  This deferred revenue, which was previously expected to be recognized over a future estimated ten year period as we met our contractual performance obligations, became immediately recognizable upon termination when no further performance obligations remained.  Grant revenue was $1,308 and $839 for the six months ended June 30, 2013 and 2012, respectively. The increase of $469 primarily consisted of $278 in revenue from new grants that had no revenue recorded in the first half of 2012, and a net increase in revenue recognized from the REFABB grant of $171 in comparison to the six months ended June 30, 2012. During the six months ended June 30, 2013 and 2012, we recognized $1,611 and $387, respectively, of product revenue related to the sale of biopolymer. At June 30, 2013, short-term deferred revenue of $529 shown on the Company’s balance sheet includes $206 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ending September 30, 2013.  The Company’s product revenue recognition policy is to defer recognition of product sales until the later of sixty days or receipt of payment from the customer in order to allow discretion in accepting product returns for a period of sixty days after delivery.  During the six months ended June 30, 2013 we recognized $618 of research and development revenue, which was attributable to a funded research and development arrangement with a third party.

We expect total revenue to substantially decrease during 2013 compared to 2012, due to the one-time recognition of the deferred revenue associated with the Telles joint venture in 2012. We anticipate that product revenue will increase in 2013 compared to 2012, as we continue to gain market acceptance for our products, although there will be fluctuations from quarter-to-quarter.

Costs and expenses

	Six Months Ended June 30,
	2013	2012	Change
Cost of product revenue	$1,753	$492	$1,261
Research and development	9,802	11,051	(1,249)
Selling, general, and administrative	6,734	7,836	(1,102)
Total costs and expenses	$18,289	$19,379	$(1,090)

Cost of Product Revenue

Cost of product revenue was $1,753 and $492 for the six months ended June 30, 2013 and 2012, respectively. These costs primarily include inventory product costs of $995 associated with product revenue recognized during the six months ended June 30, 2013 plus current period freight and warehousing costs of $287 and $200, respectively.  Inventory product costs include the cost of sample inventory provided to prospective customers. We also routinely evaluate inventory for impairment.  During the three months ended June 30, 2013, we recorded a $271 charge to cost of product revenue for raw material and finished goods inventory that we determined was unlikely to be sold or converted to future sellable product based on customer demand and our current sales forecasts.

Although there will be fluctuations from quarter to quarter, we expect our overall cost of product revenue will continue to increase during 2013 and beyond commensurate with our increasing product sales and as our lower cost inventory acquired from Telles is depleted and replaced with new higher cost manufactured inventory, including new products grades that will enter the market during the year. During 2013, we may also incur costs for small scale commercial manufacturing operations either on our own or with third parties for our biopolymer products.  Due to the expected high per unit cost of these smaller manufacturing batches, any inventory costs in excess of our expected saleable market price will be immediately expensed as cost of product revenue. We also anticipate that our cost of product revenue as a percentage of product sales will fluctuate during the remainder of 2013 as our mix of biopolymer products sales changes.

Research and Development Expenses

Research and development expenses were $9,802 and $11,051 for the six months ended June 30, 2013 and 2012, respectively. The decrease of $1,249 was primarily attributable to decreases in employee compensation and related benefits, consulting services and depreciation expense.  Employee compensation decreased to $5,742 for the six months ended June 30, 2013 compared to $6,617 for the respective period in 2012. The decrease of $875 was primarily due to a decrease in headcount. Consulting services decreased to $131 during the six months ended June 30, 2013 compared to $343 during the respective period in 2012. The decrease of $212 was primarily attributable to lower expenses for consulting services for biopolymer research and development, a decrease in the number of polymer product trials and lower product testing service expense. Depreciation expense was $462 and $655 for the six months ended June 30, 2013 and 2012, respectively. The decrease of $193 was primarily attributable to property and equipment reaching full depreciation at a rate faster than the acquisition of new capital assets.

We expect our future research and development expenses will increase due to costs related to our validation of potential biopolymer manufacturing sites.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,734 and $7,836 for the six months ended June 30, 2013 and 2012, respectively. The decrease of $1,102 was primarily related to a decrease in employee compensation and related benefit expenses and consulting services.  Employee compensation and related benefit expenses were $3,985 and $4,488 for the six months ended June 30, 2013 and 2012, respectively. The decrease of $503 was primarily due to reduction of headcount. Consulting expense decreased to $229 from $468 for the six months ended June 30, 2013 and 2012, respectively. The decrease of $239 was primarily due to reduced use of consultants to support sales.

We expect that our selling, general and administrative expenses will increase during 2013 as we continue to expand our biopolymer sales and marketing activities, primarily in Europe.

Other Income (Expense), net

	Six Months Ended
	June 30,
	2013	2012	Change
Interest income, net	$33	$75	$(42)
Other expense, net	(20)	(49)	29
Total other income (expense), net	$13	$26	$(13)

Other income (expense), net were $13 and $26 for the six months ended June 30, 2013 and 2012, respectively. Other income (expense), net during both periods consisted primarily of income from our investments, offset by investment management and custodial fees.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

The primary sources of our liquidity have been:

• equity financing;

• our former strategic alliance with ADM;

• government grants;

• product revenues; and

• interest earned on cash and short-term investments.

We have incurred significant expenses related to our research and development efforts. As of June 30, 2013, we had an accumulated deficit of $256,660. Our total unrestricted cash, cash equivalents and investments as of June 30, 2013 were $31,678 as compared to $46,281 at December 31, 2012. As of June 30, 2013, we had no outstanding debt.

Our cash and cash equivalents at June 30, 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of June 30, 2013, we had restricted cash of $619. Restricted cash primarily consists of $494 held in connection with the lease agreement for our Cambridge, Massachusetts facility and $100 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of June 30, 2013, we were in compliance with this policy.

With the exception of 2012 when the Company recognized $38,885 of deferred revenue from the terminated Telles joint venture, it has recorded net losses since its inception, including the six months ended June 30, 2013. The Company held unrestricted cash, cash equivalents and investments of $31,678 at June 30, 2013. We believe that these resources and the cash to be generated from existing grants and expected product sales will be sufficient to meet our projected operating requirements for the next twelve months. However, any significant costs incurred to establish a commercial biopolymer manufacturing facility will shorten this liquidity horizon and require that we seek additional funds in order to continue and advance our operations. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) lower than expected sales of our biopolymer products as a result of slow market adoption; (b) increases in capital costs and operating expenses related to the establishment and start-up of commercial manufacturing operations either on our own or with third parties for our biopolymer products; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs and, in the long term, we will require significant additional financing to continue to fund our operations. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to support operations. However, there is uncertainty regarding whether the Company can successfully execute these actions, and the Company can provide no assurance that it will. Furthermore, if the Company issues equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Net cash used in operating activities was $14,294 for the six months ended June 30, 2013 compared to net cash used of $18,143 for the six months ended June 30, 2012.  The reduction in usage for operating activities of $3,849 primarily reflects $2,982 used to purchase the Telles inventory and $877 of restructuring charges in 2012.

Net cash provided by investing activities was $11,634 for the six months ended June 30, 2013 compared to net cash provided by investing activities of $8,985 for the six months ended June 30, 2012. Net cash provided by investing activities during the recent six month period included $22,509 received from maturing investments partially offset by reinvestments of $10,580 and capital equipment purchases of $270.

Net cash provided by financing activities was $14 and $19 for the six months ended June 30, 2013 and 2012, respectively, and was solely attributable to the proceeds received from the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2013.

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$50	$25	$25	$—	$—
Operating lease obligations	1,474	1,467	7	—	—
Total	$1,524	$1,492	$32	$—	$—

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

See Note 15 to our consolidated financial statements for a full description of our related party transactions.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued updated accounting guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. In addition, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The update is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On April 17, 2013, the Company issued 81,726 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution.  The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2013, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1        Severance Agreement between the Registrant and Sarah P. Cecil executed July 1, 2013 (furnished herewith).

10.2                        Letter Agreement between the Registrant and Johan van Walsem executed July 12, 2013 (furnished herewith).

31.1        Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (furnished herewith).

31.2        Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (furnished herewith).

32.1        Section 1350 Certification (furnished herewith).

101.1                 The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL; (i) Consolidated Balance Sheets, June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations, Three Months and Six Months Ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss), Three and Six Months Ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.*

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

METABOLIX, INC.

August 2, 2013	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

August 2, 2013	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)