Form 10-Q
period 2013-09-30
METABOLIX, INC.
filed 2013-11-07
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2013 was 34,581,449.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended September 30, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$8,872	$14,572
Short-term investments	16,876	29,201
Accounts receivables	501	839
Due from related parties	91	75
Unbilled receivables	271	372
Inventory	3,400	3,204
Prepaid expenses and other current assets	932	692
Total current assets	30,943	48,955
Restricted cash	619	594
Property and equipment, net	891	1,358
Long-term investments	—	2,508
Other assets	50	95
Total assets	$32,503	$53,510

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$422	$1,233
Accrued expenses	3,190	3,519
Current portion of deferred rent	97	165
Short-term deferred revenue	450	1,067
Other current liabilities	141	—
Total current liabilities	4,300	5,984
Deferred rent, net of current portion	—	55
Other long-term liabilities	—	131
Total liabilities	4,300	6,170

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at September 30, 2013 and December 31, 2012, 34,516,762 and 34,306,570 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	345	343
Additional paid-in capital	291,828	289,050
Accumulated other comprehensive loss	(59)	(21)
Accumulated deficit	(263,911)	(242,032)
Total stockholders’ equity	28,203	47,340
Total liabilities and stockholders’ equity	$32,503	$53,510

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Revenue from termination of ADM collaboration	$—	$—	$—	$38,885
Product revenue	265	70	1,876	457
Grant revenue	563	576	1,871	1,415
Research and development revenue	—	—	618	—
License fee and royalty revenue	27	28	139	162
Total revenue	855	674	4,504	40,919

Costs and expenses:
Cost of product revenue	459	316	2,212	808
Research and development	4,643	4,931	14,446	15,982
Selling, general, and administrative	2,995	3,170	9,728	11,006
Total costs and expenses	8,097	8,417	26,386	27,796
Income (loss) from operations	(7,242)	(7,743)	(21,882)	13,123

Other income (expense):
Interest income, net	10	27	43	102
Other expense, net	(19)	(29)	(40)	(78)
Total other income (expense), net	(9)	(2)	3	24
Net income (loss)	$(7,251)	$(7,745)	$(21,879)	$13,147

Net income (loss) per share:
Basic	$(0.21)	$(0.23)	$(0.64)	$0.38

Diluted	$(0.21)	$(0.23)	$(0.64)	$0.38

Number of shares used in per share calculations:
Basic	34,516,051	34,243,792	34,435,129	34,188,146

Diluted	34,516,051	34,243,792	34,435,129	34,270,455

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss):	$(7,251)	$(7,745)	$(21,879)	$13,147
Other comprehensive income (loss)
Change in unrealized gain (loss) on investments	3	12	(8)	(6)
Change in foreign currency translation adjustment	(2)	3	(29)	(2)
Total other comprehensive income (loss)	1	15	(37)	(8)
Comprehensive income (loss)	$(7,250)	$(7,730)	$(21,916)	$13,139

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(21,879)	$13,147
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	737	1,026
Charge for 401(k) company common stock match	356	350
Stock-based compensation	2,441	2,935
Inventory impairment	317	—
Changes in operating assets and liabilities:
Accounts receivables	338	(508)
Due from related party	(16)	311
Unbilled receivables	101	(363)
Prepaid expenses and other assets	(195)	94
Inventory	(513)	(3,028)
Accounts payable	(811)	(272)
Accrued expenses	(360)	(101)
Other current liabilities	141	—
Deferred rent and other long-term liabilities	(254)	(115)
Deferred revenue	(617)	(37,900)
Net cash used in operating activities	(20,214)	(24,424)

Cash flows from investing activities
Purchase of property and equipment	(281)	(397)
Proceeds from sale of property and equipment	—	12
Change in restricted cash	(25)	28
Purchase of investments	(15,621)	(56,428)
Proceeds from the sale and maturity of short-term investments	30,447	77,320
Net cash provided by investing activities	14,520	20,535

Cash flows from financing activities
Proceeds from options exercised	14	19
Net cash provided by financing activities	14	19

Effect of exchange rate changes on cash and cash equivalents	(20)	(2)

Net decrease in cash and cash equivalents	(5,700)	(3,872)
Cash and cash equivalents at beginning of period	14,572	21,277
Cash and cash equivalents at end of period	$8,872	$17,405

The accompanying notes are an integral part of these interim consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2013 and 2012.

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

With the exception of 2012, when the Company recognized $38,885 of deferred revenue from the terminated Telles joint venture, it has recorded net losses since its inception, including the nine months ended September 30, 2013. The Company held unrestricted cash, cash equivalents and investments of $25,748 at September 30, 2013. The Company believes that these resources and the cash to be generated from existing grants and expected product sales will be sufficient to meet its projected operating requirements into the third quarter of 2014. However, any significant costs incurred to establish a commercial biopolymer manufacturing facility will shorten this liquidity horizon and require that the Company seek additional funds in order to continue and advance its operations. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to: (a) lower than expected sales of the Company’s new biopolymer products as a result of slow market adoption; (b) increases in capital costs and operating expenses related to the establishment and start-up of commercial manufacturing operations either on its own or with third parties for its biopolymer products; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make in its business strategy; (e) changes in the Company’s research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs. The Company will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to support operations. However, there is uncertainty regarding whether the Company can successfully execute these actions, and the Company can provide no assurance that it will. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company will be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

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

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At September 30, 2013, the Company’s accounts and unbilled receivables include $571 or 66% from U.S. and Canadian government grants and $140 or 16% from customer product sales. At December 31, 2012, the Company’s accounts and unbilled receivables included $561 or 46% from U.S. and Canadian government grants and $535 or 44% from customer product sales. At September 30, 2013, no customer had accounts receivable due from product sales representing 10% or more of our total accounts receivable.  At December 31, 2012, one customer had accounts receivable due from product sales representing 41% of our total accounts receivable.

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

Shares used to calculate diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(7,251)	$(7,745)	$(21,879)	$13,147

Denominator:
Weighted average number of common shares outstanding	34,516,051	34,243,792	34,435,129	34,188,146
Effect of dilutive securities:
Stock options	—	—	—	82,309
Dilutive potential common shares	—	—	—	82,309
Shares used in calculating diluted earnings per share	34,516,051	34,243,792	34,435,129	34,270,455

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine months ended September 30, 2013 and 2012 are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Options	6,195,437	5,665,046	5,675,833	5,413,073
Warrants	4,086	4,086	4,086	4,086
Total	6,199,523	5,669,132	5,679,919	5,417,159

5. INVENTORY

The components of biopolymer inventories are as follows:

	September 30, 2013	December 31, 2012
Raw materials	$854	$640
Work-in-process	12	2
Finished goods	2,534	2,562
Total inventory	$3,400	$3,204

At September 30, 2013 and December 31, 2012, included within finished goods are $104 and $257, respectively, of inventory that the Company has sold and shipped to customers for which the Company has not yet recognized revenue under its product revenue recognition policy. During the three and nine months ended September 30, 2013, the Company recorded a $46 and $317 charge to cost of product revenue for raw material and finished goods inventory, respectively, that it determined was unlikely to be sold or converted to future sellable product based on customer demand and current sales forecasts.

6. INVESTMENTS

Investments consist of the following:

	Amortized	Unrealized		Market
	Cost	Gain	(Loss)	Value
September 30, 2013
Short-term investments:
Government sponsored enterprises	$16,871	$5	$—	$16,876
Total	$16,871	$5	$—	$16,876

December 31, 2012
Short-term investments:
Government sponsored enterprises	$29,189	$12	$—	$29,201
Long-term investments:
Government-sponsored enterprises	2,507	1	—	2,508
Total	$31,696	$13	$—	$31,709

Long-term investments have maturity dates of two years or less. The average maturity of the Company’s marketable securities available-for-sale as of September 30, 2013 and December 31, 2012 was three and four months, respectively.

7. FAIR VALUE MEASUREMENTS

The Company has certain financial assets recorded at fair value which have been classified as either Level 1 or 2 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date.  Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input.  At September 30, 2013 and December 31, 2012, the Company did not own any Level 3 financial assets.

The Company’s financial assets classified as Level 2 were initially valued at the transaction price and have been subsequently valued typically utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2013 or December 31, 2012.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active
	markets for identical	Significant other	Significant
	assets	observable inputs	unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2013
Cash equivalents:
Money market funds	$5,958	$—	$—	$5,958
Short-term investments:
Government securities	—	16,876	—	16,876
Total	$5,958	$16,876	$—	$22,834

	Fair value measurements at reporting date using
	Quoted prices in active		Significant
	markets for identical	Significant other	unobservable
	assets	observable inputs	inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Cash equivalents:
Money market funds	$11,157	$—	$—	$11,157
Government securities	—	2,015	—	2,015
Short-term investments:
Government securities	—	29,201	—	29,201
Long-term investments:
Government securities	—	2,508	—	2,508
Total	$11,157	$33,724	$—	$44,881

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

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30, 2013	December 31, 2012
Employee compensation and benefits	$1,877	$2,379
Professional services	433	301
Other	880	839
Total accrued expenses	$3,190	$3,519

9. STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense, related to employee stock option awards, of $764 and $2,441 for the three and nine months ended September 30, 2013, respectively. Stock-based compensation expense, related to employee stock option awards was $852 and $2,954 for the three and nine months ended September 30, 2012, respectively. At September 30, 2013, there was approximately $4,272 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.12 years.

A summary of option activity for the nine months ended September 30, 2013 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2012	5,579,042	$6.68
Granted	1,053,915	1.64
Exercised	(7,550)	1.82
Forfeited	(142,382)	3.60
Expired	(340,776)	9.38
Outstanding at September 30, 2013	6,142,249	5.74

Options exercisable at September 30, 2013	3,573,589	$7.91

Weighted average grant date fair value of options granted during the nine months ended September 30, 2013		$1.16

For the nine months ended September 30, 2013 and 2012, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Nine Months Ended
	September 30,
	2013	2012
Expected dividend yield	—	—
Risk-free rate	0.71% - 1.90%	0.67% - 1.15%
Expected option term (in years)	6.0	5.3 – 5.5
Volatility	84% - 85%	84% - 87%

10. COMMITMENTS AND CONTINGENCIES

Litigation

On February 17, 2012, a purported shareholder class action, Hilary Coyne v. Metabolix, Inc., Richard P. Eno, and Joseph Hill, Civil Action 1:12-cv-10318 (the “Class Action”), was filed in the United States District Court for the District of Massachusetts, naming the Company and certain officers of the Company as defendants. The Class Action alleges that the Company made material misrepresentations and/or omissions of material fact in the Company’s disclosures during the period from March 10, 2010 through its January 12, 2012 press release announcing that ADM had given notice of termination of the Telles joint venture for PHA biopolymers, all in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5.  On September 20, 2013, the court granted the defendants’ motion to dismiss the Class Action in full and with prejudice.  The period during which the plaintiff could appeal the dismissal has expired and no appeal was filed.

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

The Company is currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with the Derivative Action because it is at an early stage.

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

As of September 30, 2013, less than 10% of the Company’s combined total assets were located outside of the United States and the reported net income (loss) outside of the United States for the three and nine months ended September 30, 2013 and 2012 was less than 10% of the combined net income of the consolidated Company.

The geographic distribution of the Company’s revenues and long-lived assets from continuing operations is summarized as follows:

	U.S.	Canada	Germany	Eliminations	Total
Three Months Ended September 30, 2013:
Net revenues to unaffiliated customers	$574	$56	$225	$—	$855
Inter-geographic revenues	214	175	—	(389)	—
Net revenues	$788	$231	$225	$(389)	$855

Three Months Ended September 30, 2012:
Net revenues to unaffiliated customers	$617	$57	$—	$—	$674
Inter-geographic revenues	—	180	—	(180)	—
Net revenues	$617	$237	$—	$(180)	$674

Nine Months Ended September 30, 2013:
Net revenues to unaffiliated customers	$3,516	$232	$756	$—	$4,504
Inter-geographic revenues	889	586	—	(1,475)	—
Net revenues	$4,405	$818	$756	$(1,475)	$4,504

Nine Months Ended September 30, 2012:
Net revenues to unaffiliated customers	$40,767	$152	$—	$—	$40,919
Inter-geographic revenues	—	508	—	(508)	—
Net revenues	$40,767	$660	$—	$(508)	$40,919

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Germany	Eliminations	Total
September 30, 2013	$836	$55	$—	$—	$891
December 31, 2012	$1,309	$49	$—	$—	$1,358

12. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted tax rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three and nine months ended September 30, 2013 and 2012, the Company did not recognize any tax expense or benefit due to its continued net operating loss position.  Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax assets.

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of September 30, 2013 or December 31, 2012.

The tax years 2010 through 2012 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. Additionally, the Company can be audited for any loss year up to three years after the year in which the loss is utilized to offset taxable income.  This would include loss years prior to 2010.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2013 and December 31, 2012, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

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

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed an evaluation of its ownership changes through December 31, 2012 and has determined that its NOL and research and development credit carryforwards originating on or before that date are not subject to an annual limitation under Section 382. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

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

15. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc. (“Tepha”), a related party, and recorded $27 and $113 of license and royalty revenue during the three months and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2012, the Company recorded license and royalty revenue from Tepha of $28 and $122, respectively. As of September 30, 2013, the Company had an outstanding receivable of $91 due from Tepha.  There were no outstanding receivables due from Tepha at December 31, 2012.

The Company engaged in various transactions with ADM and Telles during the nine months ended September 30, 2012 as the parties wound down the affairs of the terminated Commercial Alliance Agreement.  As of September 30, 2013 and December 31, 2012, no outstanding receivables or payment obligations remained with either party.

16. RESTRUCTURING

In connection with the Telles termination, in the first quarter of 2012, the Company restructured its biopolymers business and downsized its operations to more appropriately align its 2012 business priorities and strategic plans with its cash and investment resources. The Company recognized $920 of restructuring charges within operating expenses during the nine months ended September 30, 2012.  There were no remaining balances accrued for restructuring charges at September 30, 2013.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position and management’s strategy, plans and objectives for research and development, product development, and commercialization of current and future products, including the commercialization of our biopolymer products. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our financial position,  risks related to our dependence on establishing collaborations or partnerships for the manufacture and commercialization of our products, risks related to the development and commercialization of new and uncertain technologies, risks associated with our protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Metabolix was formed to leverage the ability of natural systems to produce complex biopolymers from renewable resources. We have focused on a family of biopolymers found in nature called polyhydroxyalkanoates (“PHAs”), which occur naturally in living organisms and are chemically similar to polyesters. We have demonstrated the production of PHAs at the industrial scale to produce PHA biopolymers and biobased industrial chemicals, as well as production of polyhydroxybutyrate (“PHB”), a subclass of PHA biopolymer, in agriculturally significant crop plants.

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

After ADM terminated the Telles joint venture early in 2012, we retained significant rights and assets associated with the PHA biopolymers business, which are being used to launch the business using a new commercial model, continuing business operations, marketing biopolymer products, and identifying alternate manufacturing capability. We hold exclusive rights to the Metabolix technology and intellectual property used in the joint venture. We acquired all of Telles’s product inventory and compounding raw materials totaling more than five million pounds, all product certifications and all product trademarks including MirelTM and MveraTM, and we retained all co-funded pilot plant equipment in locations outside of the Commercial Manufacturing Facility in Clinton, Iowa. In early 2012, we restructured the biopolymers business retaining a core team in our biopolymers group to provide continuity with technology, manufacturing process, and markets.

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

During 2013, we are continuing to use existing inventory to develop the market and to supply new and existing customers. In the third quarter of 2013, we broadened our offering of film resins with the launch of Mvera B5010, a new certified compostable resin for film and bag applications.  In October 2013, we launched I6003rp, a new polymeric modifier for recycled PVC and presented data at a technical conference supporting the use of this product in that application.  We continue to explore alternative options to establish a new biopolymer manufacturing and supply chain properly sized to our business.

We are working to establish our own PHA supply chain. This captive capacity will be combined with access to additional biodegradable polymers sourced from third parties, which will allow us to formulate proprietary high-performance products for our target segments.

In March 2013, we entered into a supply agreement with China-based Tianjin GreenBio Materials, or TGBM, to buy various grades of PHA polymers that will extend the range and availability of our grades. We have been working with TGBM and its products for more than one year and have spent time on site in China. In May 2013, we completed an additional arrangement with TGBM, under which TGBM will be able to purchase and use our PHA biopolymer resins.

In July 2013, we formalized a Memorandum of Understanding (“MOU”) with Samsung Fine Chemicals, a significant biopolymers industry player based in South Korea. Samsung is pursuing a similar strategy to Metabolix, offering a complementary product slate and complementary regional positioning. In terms of geographies, Metabolix is focused on the U.S. and Europe while Samsung has a strong market presence in Korea and across Asia. Metabolix has been working with Samsung on biodegradable polymers since early 2012. Under the MOU, we will work together with the goal of expanding the global market for biodegradable polymers. The products we will develop will be designed to deliver the best performance and value to targeted customer applications. Samsung and we have agreed to work together, but will fund our respective costs separately. The MOU does not represent a legally binding commitment by either party, and it may be terminated at any time without liability or obligations by either party.

For our second platform, we are developing C4 and C3 chemicals from biobased sources, as opposed to the fossil fuels that are currently used to produce most industrial chemicals today. Our process for creating biobased industrial C4 and C3 chemicals involves engineering metabolic pathways into microbes that, in a fermentation process, produce specific PHA structures that serve as precursors for the chemicals. Through our PHA technology, we are able to control the microbe biology to achieve high concentrations of specific, naturally-occurring PHA that accumulate inside cells as they metabolize sugars. This intracellular accumulation of the biopolymers inside the microbes is a unique and differentiating aspect of our technology. When the fermentation is completed, we use a novel internally developed recovery process known as “FAST” (fast-acting, selective thermolysis) that converts the biopolymer to the target chemical using heat.

In the C4 program, we have produced biobased gamma butyrolactone (“GBL”) at industrial scale and demonstrated a chemical profile that meets or exceeds the existing industrial specifications. In 2012, we completed the preliminary design for a commercial scale plant to enable production of biobased GBL and, through an established conversion process, butanediol (“BDO”). This plan, which could be implemented under a potential future collaboration, includes specifications for all of the components of our fermentation and recovery process. We believe that developing and commercializing biobased C3 chemicals could represent another attractive market for our technology. In 2011, we undertook a market analysis of the global market for acrylic acid, a C3 chemical, to assess the market participants, renewable technology competition, economics, intellectual property status, and end markets. In 2012, we continued scale up of fermentation and optimization of microbial strains to produce biobased C3 chemicals. We also successfully scaled up recovery of acrylic acid from dried biomass using the “FAST” process in our Cambridge laboratory. We also provided sample quantities of dried biomass for conversion to biobased acrylic acid for customer evaluation. We believe that strategic alliances will be required to commercialize C3 chemicals, and during the nine months ended September 30, 2013, we continued to engage in partnership discussions.

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

Our work in crops highlights our leading edge capabilities and research targeting multi-gene expression and transformation of plants. Researchers at Metabolix have designed novel, multi-gene expression systems to increase production of PHB in plant tissue. The science behind this shift in metabolism is complex since the goal is to significantly increase production of PHB to be viable at industrial scale without impairing the ability of the plant to thrive in its natural environment. In 2011, Metabolix was awarded a $6 million grant by the U.S. Department of Energy (“DOE”) to engineer switchgrass to produce 10 percent PHB, by weight, in the whole plant and to develop methods to thermally convert the PHB-containing biomass to crotonic acid and a higher density residual biomass fraction for production of bioenergy.  During 2012, Metabolix was awarded four additional grants for leading-edge crop research targeting multi-gene expression and transformation of plants including important biofuel and food crops. Funding from these four grants is expected to total approximately $1.0 million and will run through 2014.

In 2013, we are continuing to identify additional sources of grant funding while we advance research under our existing grants, focused primarily on increasing PHB production in switchgrass and developing a thermal conversion process to recover crotonic acid. We may also seek to establish alliances with partners to commercially exploit this platform. We are in the process of capturing intellectual property gained in our work in crops and will be evaluating the possibilities of monetizing that intellectual property.

As of September 30, 2013, we had an accumulated deficit of $263,911 and total stockholders’ equity was $28,203.

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

Government Grants

As of September 30, 2013, expected gross proceeds of $3,466 remain to be received under our United States, Canadian and German government grants, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our United States, Canadian and German government grants is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	September 30, 2013	September 30, 2013	Expiration

Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts	Department of Energy	$6,000	$3,211	$2,789	June 2014

Subcontract from University of California (Los Angeles) project funded by ARPA-E entitled “Plants Engineered to Replace Oil: Energy Plant Design”	Department of Energy	566	251	315	September 2014

Capacity Building for Commercial-Scale PHB Camelina Development	National Research Council Canada	252	155	97	March 2014

Subcontract from University of Massachusetts (Amherst) project funded by ARPA-E entitled “Development of a Dedicated High Value Biofuels Crop”	Department of Energy	259	240	19	June 2013

Development of a Sustainable Value Added Fish Feed Using PHB Producing Camelina	National Research Council Canada	92	63	29	March 2014

Screening and Improvement of Polyhydroxybuyrate (PHB) Production Camelina Sativa Lines for Field Cultivation	Canadian Agricultural Adaptation Program (CAAP)	57	4	53	December 2013

Advanced Technologies for Engineering of Camelina	Canadian Ministry of Agriculture	194	194	—	February 2013

Central Innovation Program for Medium-Sized Companies (ZIM) — Cooperation Project (KF)- Development of New PHB Blends for Innovative Applications	AiF Project GmbH	164	—	164	September 2015

Total		$7,584	$4,118	$3,466

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and nine months ended September 30, 2013 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenue

	Three Months Ended
	September 30,
	2013	2012	Change
Product revenue	$265	$70	$195
Grant revenue	563	576	(13)
License fee and royalty revenue	27	28	(1)
Total revenue	$855	$674	$181

Total revenue was $855 and $674 for the three months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013 and 2012, we recognized $265 and $70, respectively, of product revenue related to the sale of biopolymer.  The increase of $195 is primarily attributable to our implementation of a revised product revenue recognition policy during the third quarter of 2012 that deferred product revenue recognition and its associated cost of inventory until the later of sixty days or cash receipt. At September 30, 2013, short-term deferred revenue of $450 shown on the Company’s balance sheet includes $174 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ended December 31, 2013. During the three months ended September 30, 2013, we recognized $563 of government grant revenue compared to $576 for the respective period in 2012.  Grant revenue for the three months ended September 30, 2013 primarily consisted of $345 in revenue earned from the Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts (“REFABB”) grant awarded by the U.S. Department of Energy in mid-2011.  Revenue recorded from this grant for the three months ended September 30, 2012 was $481.

We expect total revenue to substantially decrease during 2013 compared to 2012, due to the one-time recognition of the deferred revenue associated with the Telles joint venture in 2012. We anticipate that product revenue will increase during the next twelve months, as we continue to gain market acceptance for our products, although there will be fluctuations from quarter-to-quarter.

Costs and Expenses

	Three Months Ended
	September 30,
	2013	2012	Change
Cost of product revenue	$459	$316	$143
Research and development	4,643	4,931	(288)
Selling, general, and administrative	2,995	3,170	(175)
Total costs and expenses	$8,097	$8,417	$(320)

Cost of Product Revenue

Cost of product revenue was $459 and $316 for the three months ended September 30, 2013 and 2012, respectively.  These costs primarily include inventory product costs of $261 associated with product revenue recognized during the three months ended September 30, 2013 compared to $43 in the comparable period in 2012.  This increase is due to an increase in associated product revenue recognized. We also routinely evaluate inventory for impairment.  During the three months ended September 30, 2013, we recorded a $46 charge to cost of product revenue for raw material and finished goods inventory that we determined was unlikely to be sold or converted to future sellable product based on customer demand and our current sales forecasts.

Although there will be fluctuations from quarter to quarter, we expect our overall cost of product revenue will continue to increase during the next twelve months, commensurate with our increasing product sales.  In addition, cost of product revenue will increase as our lower cost inventory acquired from Telles is depleted and replaced with our new formulated high-performance products that have higher costs than the material acquired from Telles. We may also incur costs to produce inventory at small scale commercial manufacturing operations either on our own or with third parties. Due to the expected high per unit cost of these smaller scale manufacturing operations, any inventory costs in excess of our expected saleable market price will be immediately expensed as cost of product revenue.  We also anticipate that our cost of product revenue as a percentage of product sales will fluctuate during the next twelve months as our sales mix of biopolymer products changes.

Research and Development Expenses

Research and development expenses were $4,643 and $4,931 for the three months ended September 30, 2013 and 2012, respectively. The decrease of $288 was primarily due to decreases in employee compensation and related benefit expenses.  Employee compensation and related benefit expenses were $2,605 and $2,720 for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense was $183 and $274 for the three months ended September 30, 2013 and 2012, respectively. The decrease of $91 was primarily attributable to property and equipment reaching full depreciation at a rate faster than the acquisition of new capital assets.

We expect our research and development expenses for the next twelve months to be consistent with the previous twelve months as we continue to focus on our biopolymer sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $2,995 and $3,170 for the three months ended September 30, 2013 and 2012, respectively. The decrease of $175 was primarily due to a decrease in professional fees mainly relating to legal expenses. Professional fees were $472 and $660 for the three months ended September 30, 2013 and 2012, respectively. The decrease of $188 was primarily attributable to a reduction in fees for decreased general legal services and patent activities.

We expect that our selling, general and administrative expenses for the next twelve months will remain consistent with the previous twelve months as we continue to focus on our biopolymer sales and marketing activities, primarily in Europe.

Other Income (Expense)

	Three Months Ended
	September 30,
	2013	2012	Change
Interest income, net	$10	$27	$(17)
Other expense, net	(19)	(29)	10
Total other income (expense), net	$(9)	$(2)	$(7)

Other income (expense), net were expenses of $9 and $2 for the three months ended September 30, 2013 and 2012, respectively. Other income (expense), net during both periods consisted primarily of income from our investments, offset by investment management and custodial fees.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenue

	Nine Months Ended September 30,
	2013	2012	Change
Revenue from termination of ADM collaboration	$—	$38,885	$(38,885)
Product revenue	1,876	457	1,419
Grant revenue	1,871	1,415	456
Research and development revenue	618	—	618
License fee and royalty revenue	139	162	(23)
Total revenue	$4,504	$40,919	$(36,415)

Total revenue was $4,504 and $40,919 for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2012, we recognized $38,885 of previously deferred revenue related to our Telles joint venture with ADM that terminated effective February 8, 2012.  This deferred revenue, which was previously expected to be recognized over a future estimated ten year period as we met our contractual performance obligations, became immediately recognizable upon termination when no further performance obligations remained.  During the nine months ended September 30, 2013 and 2012, we recognized $1,876 and $457, respectively, of product revenue related to the sale of biopolymer. The increase of $1,419 is primarily attributable to our implementation of a revised product revenue recognition policy during the third quarter of 2012 that deferred product revenue recognition and its associated cost of inventory until the later of sixty days or cash receipt. At September 30, 2013, short-term deferred revenue of $450 shown on the Company’s balance sheet includes $174 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ending December 31, 2013.  Grant revenue was $1,871 and $1,415 for the nine months ended September 30, 2013 and 2012, respectively. The increase of $456 primarily consisted of $1,190 in revenue earned from the REFABB grant awarded by the U.S. Department of Energy in mid-2011.  During the nine months ended September 30, 2012, we recognized $1,133 from the REFABB grant.  During the nine months ended September 30, 2013 we recognized $618 of research and development revenue, which was attributable to a funded research and development arrangement with a third party. During the nine months ended September 30, 2013 we recognized $139 of license fee and royalty revenue from related parties compared to $162 for the respective period in 2012.

We expect total revenue to substantially decrease during 2013 compared to 2012, due to the one-time recognition of the deferred revenue associated with the Telles joint venture in 2012. We anticipate that product revenue will increase during the next twelve months, as we continue to gain market acceptance for our products, although there will be fluctuations from quarter-to-quarter.

Costs and Expenses

	Nine Months Ended September 30,
	2013	2012	Change
Cost of product revenue	$2,212	$808	$1,404
Research and development	14,446	15,982	(1,536)
Selling, general, and administrative	9,728	11,006	(1,278)
Total costs and expenses	$26,386	$27,796	$(1,410)

Cost of Product Revenue

Cost of product revenue was $2,212 and $808 for the nine months ended September 30, 2013 and 2012, respectively.  These costs primarily include inventory product costs of $1,256 associated with product revenue recognized during the nine months ended September 30, 2013 compared to $204 in the comparable period in 2012.  This increase is due to an increase in associated product revenue recognized. We also routinely evaluate inventory for impairment.  During the nine months ended September 30, 2013, we recorded a $317 charge to cost of product revenue for raw material and finished goods inventory that we determined was unlikely to be sold or converted to future sellable product based on customer demand and our current sales forecasts.

Although there will be fluctuations from quarter to quarter, we expect our overall cost of product revenue will continue to increase during the next twelve months, commensurate with our increasing product sales.  In addition, cost of product revenue will increase as our lower cost inventory acquired from Telles is depleted and replaced with our new formulated high-performance products that have higher costs than the material acquired from Telles. We may also incur costs to produce inventory at small scale commercial manufacturing operations either on our own or with third parties. Due to the expected high per unit cost of these smaller scale manufacturing operations, any inventory costs in excess of our expected saleable market price will be immediately expensed as cost of product revenue.  We also anticipate that our cost of product revenue as a percentage of product sales will fluctuate during the next twelve months as our sales mix of biopolymer products changes.

Research and Development Expenses

Research and development expenses were $14,446 and $15,982 for the nine months ended September 30, 2013 and 2012, respectively. The decrease of $1,536 was primarily attributable to decreases in employee compensation and related benefits, consulting fees and depreciation expense.  Employee compensation decreased to $8,348 for the nine months ended September 30, 2013 compared to $9,337 for the respective period in 2012. Consulting fees were $140 and $419 for the nine months ended September 30, 2013 and 2012, respectively. The decrease of $279 was primarily attributable to lower expenses for consulting services for biopolymer research and development and lower product testing service expense.  Depreciation expense was $645 and $930 for the nine months ended September 30, 2013 and 2012, respectively. The decrease of $285 was primarily attributable to property and equipment reaching full depreciation at a rate faster than the acquisition of new capital assets.

We expect our research and development expenses for the next twelve months to be consistent with the previous twelve months as we continue to focus on our biopolymer sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $9,728 and $11,006 for the nine months ended September 30, 2013 and 2012, respectively. The decrease of $1,278 was primarily related to a decrease in employee compensation and related benefit expenses and a decline in professional fees.  Employee compensation and related benefit expenses were $5,552 and $6,217 for the nine months ended September 30, 2013 and 2012, respectively. Professional fees decreased to $1,746 from $2,129 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The decrease of $383 was primarily as a result of a reduction in fees for patent activities.

We expect that our selling, general and administrative expenses for the next twelve months will remain consistent with the previous twelve months as we continue to focus on our biopolymer sales and marketing activities, primarily in Europe.

Other Income (Expense)

	Nine Months Ended
	September 30,
	2013	2012	Change
Interest income, net	$43	$102	$(59)
Other expense, net	(40)	(78)	38
Total other income (expense), net	$3	$24	$(21)

Other income (expense), net was income of $3 and $24 for the nine months ended September 30, 2013 and 2012, respectively. Other income (expense), net during both periods consisted primarily of income from our investments, offset by investment management and custodial fees.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

The primary sources of our liquidity have been:

• equity financing;

• our former strategic alliance with ADM;

• government grants;

• product revenues; and

• interest earned on cash and short-term investments.

We have incurred significant expenses since our inception for our research and development efforts. As of September 30, 2013, we had an accumulated deficit of $263,911. Our total unrestricted cash, cash equivalents and investments as of September 30, 2013 were $25,748 as compared to $46,281 at December 31, 2012. As of September 30, 2013, we had no outstanding debt.

Our cash and cash equivalents at September 30, 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of September 30, 2013, we had restricted cash of $619. Restricted cash consists of $494 held in connection with the lease agreement for our Cambridge, Massachusetts facility and $125 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of September 30, 2013, we were in compliance with this policy.

With the exception of 2012 when the Company recognized $38,885 of deferred revenue from the terminated Telles joint venture, it has recorded net losses since its inception, including the nine months ended September 30, 2013. The Company held unrestricted cash, cash equivalents and investments of $25,748 at September 30, 2013. We believe that these resources and the cash to be generated from existing grants and expected product sales will be sufficient to meet our projected operating requirements into the third quarter of 2014. However, any significant costs incurred to establish a commercial biopolymer manufacturing facility will shorten this liquidity horizon and require that we seek additional funds in order to continue and advance our operations. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) lower than expected sales of our biopolymer products as a result of slow market adoption; (b) increases in capital costs and operating expenses related to the establishment and start-up of commercial manufacturing operations either on our own or with third parties for our biopolymer products; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs and, in the long term, we will require significant additional financing to continue to fund our operations. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to support operations. However, there is uncertainty regarding whether the Company can successfully execute these actions, and the Company can provide no assurance that it will. Furthermore, if the Company issues equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, we will be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Net cash used in operating activities was $20,214 for the nine months ended September 30, 2013 compared to $24,424 for the nine months ended September 30, 2012.  The reduction in usage for operating activities of $4,210 primarily reflects $2,982 used to purchase the Telles inventory and $920 of restructuring charges in 2012.

Net cash provided by investing activities was $14,520 for the nine months ended September 30, 2013 compared to $20,535 for the nine months ended September 30, 2012. Net cash provided by investing activities during the recent nine month period included $30,447 received from maturing investments partially offset by reinvestments of $15,621 and capital equipment purchases of $281.

Net cash provided by financing activities was $14 and $19 for the nine months ended September 30, 2013 and 2012, respectively, and was solely attributable to the proceeds received from the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2013.

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$25	$25	$—	$—	$—
Operating lease obligations	1,035	1,035	—	—	—
Total	$1,060	$1,060	$—	$—	$—

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On February 17, 2012, a purported shareholder class action, Hilary Coyne v. Metabolix, Inc., Richard P. Eno, and Joseph Hill, Civil Action 1:12-cv-10318 (the “Class Action”), was filed in the United States District Court for the District of Massachusetts, naming the Company and certain officers of the Company as defendants. The Class Action alleges that the Company made material misrepresentations and/or omissions of material fact in the Company’s disclosures during the period from March 10, 2010 through its January 12, 2012 press release announcing that ADM had given notice of termination of the Telles joint venture for PHA biopolymers, all in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. On September 20, 2013, the court granted the defendants’ motion to dismiss the Class Action in full and with prejudice.  The period during which the plaintiff could appeal the dismissal has expired and no appeal was filed.

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

The Company is currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with the Derivative Action because it is at an early stage.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On July 1, 2013, the Company issued 65,434 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution.  The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2013, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

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

32.1                        Section 1350 Certification (furnished herewith).

101.1      The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL; (i) Consolidated Balance Sheets, September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations, Three Months and Nine Months Ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss), Three and Nine Months Ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

November 7, 2013	By:	/s/ RICHARD P. ENO
Richard P. Eno
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2013	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)