Form 10-K
period 2013-12-31
METABOLIX, INC.
filed 2014-03-28
CIK 1121702

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013;
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market on June 30, 2013 was $34,313,662.

         The number of shares outstanding of the registrant's common stock as of March 21, 2014 was 34,889,055.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2014 Annual Meeting of Stockholders to be held on May 20, 2014 are incorporated herein by reference into Part III of this report.

METABOLIX, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2013

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

        Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position, plans and expectations that depend on the Company's ability to continue as a going concern, and management's strategy, plans and objectives for research and development, product development, industry collaborations, manufacturing and commercialization of current and future products, including the commercialization of our biopolymer products. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, dependence on establishing a manufacturing source for our products, risks related to the development and commercialization of new and uncertain technologies, risks associated with our protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth below under the caption "Risk Factors" in Part I, Item 1A, of this report.

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

PART I

ITEM 1.    BUSINESS

Overview

        Metabolix is an innovation-driven bioscience company focused on delivering sustainable solutions to the plastics and chemicals industries. We have core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science, and we have assembled these capabilities in a way that has allowed us to integrate our biotechnology research with real world chemical engineering and industrial practice. In addition, we have created an extensive intellectual property portfolio to protect our innovations and, together with our technology, to serve as a valuable foundation for future industry collaborations.

        Our targeted markets of plastics and chemicals offer substantial opportunity for innovation and value creation. Our strategy is based on the performance and differentiation of our materials. With proprietary biopolymer formulations we aim to address unmet needs of our customers and leverage the distinctive properties of our PHAs to improve critical product qualities and enable our customers to enhance the value of their products and/or achieve savings through their value chain. As such, we are positioning our biopolymers as advanced specialty materials that offer a broad and attractive range of properties and processing options compared to other bioplastics or performance additives. In addition, we are also leveraging our technology to utilize renewable feedstocks to produce biobased industrial chemicals for high value applications as alternatives to the primary synthetic routes currently deployed by the chemical industry. We believe that a substantial global market opportunity exists to develop and commercialize our technology to produce advanced biopolymer and biobased industrial chemical products.

        Metabolix was formed to leverage the ability of natural systems to produce complex biopolymers from renewable resources. We have focused on a family of biopolymers found in nature called polyhydroxyalkanoates ("PHAs"), which occur naturally in living organisms and are chemically similar to polyesters. We have demonstrated the production of PHAs at industrial scale to produce PHA biopolymers and PHA precursors to biobased industrial chemicals. We have also demonstrated the production of polyhydroxybutyrate ("PHB"), a subclass of PHAs, in agriculturally significant non-food crops.

PHA Biopolymers Platform

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

        After ADM terminated the Telles joint venture early in 2012, we retained significant rights and assets associated with the PHA biopolymers business, which we used to relaunch the business with a new business model and a restructured biopolymers team that retained core capabilities in technology, manufacturing and marketing. We hold exclusive rights to the Metabolix technology and intellectual property used in the joint venture. We acquired all of Telles's product inventory and compounding raw materials, all product certifications and all product trademarks including MirelTM and MveraTM, and we retained all co-funded pilot plant equipment in locations outside of the ADM commercial manufacturing facility in Clinton, Iowa. Today, we are focused on high value performance biopolymers and are in the process of identifying and securing the manufacturing capability needed to commercialize these products.

        During 2012, we took key steps toward implementing the new business model for our PHA biopolymers business. We worked closely with our core customers to supply product from existing inventory as a bridge to new supply. We evaluated the potential applications for our biopolymer products and narrowed our market development focus to certain high value market segments: (i) performance additives, including film and bag applications; and (ii) functional biodegradation. In March 2012, we began directly recording product sales and shipping product from inventory to our customers. During the second half of 2012, we developed, sampled and launched a compostable film grade resin and, a polymeric modifier for polyvinyl chloride ("PVC"). We also established Metabolix GmbH, a subsidiary located in Cologne, Germany, to serve as a focal point for our commercial activities in Europe. This location is intended to enable us to directly access the European market, which is the largest for bioplastics.

        During 2013, we continued to use existing biopolymer inventory as well as biobased and biodegradable polymers sourced from third parties to continue developing the market and to supply new and existing customers. In the second half of 2013, we broadened our offering of film resins with the launch of Mvera B5010, a certified compostable resin for film and bag applications, and the launch of Mvera B5011, a certified compostable film resin for film and bag applications requiring transparency. We also launched I6003rp, a new polymeric modifier and processing aid for recycled PVC. Throughout 2013, we worked closely with customers developing applications using our materials.

        During 2013 we also engaged in discussions and collaborations with potential customers and suppliers in Asia to expand our relationships there. In July 2013, we formalized a Memorandum of Understanding ("MOU") with Samsung Fine Chemicals, a company based in South Korea with complementary biopolymer products and complementary regional positioning to Metabolix. Under the MOU, we each fund our respective costs separately, but work together with the goal of expanding the global market for biodegradable polymers. Our MOU with Samsung also provides access to additional biodegradable polymers that we can use in resin formulations designed to deliver the best performance and value to targeted customer applications. The MOU is not a binding commitment and may be terminated at any time by either party without liability or obligations to the other party.

        In 2014, we plan to increase our efforts in the areas of performance additives based on PHAs. We also expect to build on the performance, biodegradability and biobased content attributes of our PHA biopolymers as we continue to develop biobased and biodegradable resins for film and bag applications and for functional biodegradation applications based on PHAs and other biodegradable materials.

        We will also continue to explore alternative options for biopolymer manufacturing with a supply chain properly sized to our business. In 2013, we conducted due diligence on several potential manufacturing sites, and we expect to select a site in 2014. Once our PHA supply chain is fully established, this captive capacity combined with access to additional biobased and biodegradable materials sourced from third parties, will allow us to continue formulating proprietary high-performance solutions for our target segments. However, our present capital resources are not sufficient to fund our planned operations for a twelve month period. We will, during 2014, require significant additional funding to continue our operations. Based on our current plans and projections, which remain subject to numerous uncertainties, we anticipate raising $50-60 million over the next 12-15 months. The timing, structure and vehicles for obtaining this financing are under consideration and it may be accomplished in stages. Although we cannot guarantee the availability of financing, our goal is to use this capital to build an intermediate scale specialty materials business based on PHA additives that serves as the foundation for our longer-range plans and the future growth of our business. Failure to receive additional funding will force us to delay, scale back or otherwise modify our business and manufacturing plans, sales and marketing efforts, research and development activities and other operations, and/or seek strategic alternatives.

Biobased Industrial Chemicals Platform.

        For our second platform, we are developing C4 and C3 chemicals from biobased sources, as opposed to the fossil fuels that are used to produce most industrial chemicals today. Our process for creating biobased industrial C4 and C3 chemicals involves engineering metabolic pathways into microbes that, in a fermentation process, produce specific PHA structures that serve as precursors for these chemicals. Through our PHA technology, we are able to control the microbe biology to achieve high concentrations of specific PHAs that accumulate inside cells as they metabolize sugars. This intracellular accumulation of the biopolymers inside the microbes is a unique and differentiating aspect of our technology. When the fermentation is completed, we use a novel internally developed recovery process known as "FAST" (fast-acting, selective thermolysis) that converts the biopolymer directly to the target chemical using heat.

        In the C4 program, we have produced biobased gamma butyrolactone ("GBL") at pilot scale and demonstrated a chemical profile that meets or exceeds the existing industrial specifications. In 2012, we completed the preliminary design for a commercial scale plant to enable production of biobased GBL which, through an established conversion process, the biobased GBL can be further converted to biobased butanediol ("BDO"). This plan, which could be implemented under a potential future collaboration, includes specifications for all of the components of our fermentation and recovery process.

        We believe that developing and commercializing biobased C3 chemicals could represent another attractive application of our technology. In 2012, after completing an analysis of the global market for acrylic acid, a C3 chemical, we continued scale up of fermentation and optimization of microbial strains to produce biobased C3 chemicals. We also successfully demonstrated recovery of acrylic acid from dried biomass using the "FAST" process in our Cambridge laboratory and provided sample quantities of dried biomass for conversion to biobased acrylic acid for customer evaluation. While significant work remains to be done, particularly around scale-up of the "FAST" process for commercial quantities of biobased acrylic acid, this is another opportunity that could be pursued under a potential future collaboration.

        In 2013, we achieved three technical milestones in our biobased chemicals program. We demonstrated a process to efficiently recover ultra-high purity GBL from fermentation broth and showed that our C4 technology can be adapted to produce deuterated bio-GBL. We also demonstrated that our C3 and C4 microbial strains and fermentation processes are suitable for production of biobased chemicals based on second generation feedstocks, or cellulosic sugars.

        While we believe that strategic alliances will be required to successfully commercialize C3 and C4 chemicals, there can be no assurance that we will be successful in establishing or maintaining suitable partnerships. We plan to continue seeking such alliances in 2014, with the goal to secure funding from potential partners to continue development of our biobased industrial chemical processes.

Crops Platform.

        In our third technology platform, we are harnessing the renewable nature of plants to make renewable chemicals and bioenergy from crops. The focal point of our crop technology efforts is around PHB, the simplest member of the broad PHA family of biopolymers. While applications for PHAs have focused mainly on their use as biodegradable bioplastics, these polymers have a number of other unique features that will allow their use in other applications, such as the production of chemical intermediates and their use as value-added animal feeds. We are working to create proprietary systems to produce PHB in high concentration in the leaves of biomass crops or in the seeds of oilseed crops for these multiple applications. In doing this, we have been developing tools and intellectual property around enhancing the photosynthetic capacity of plants, a core capability for improved crop yield.

        Our work in crops highlights our leading edge technical capabilities, and researchers at Metabolix have designed novel, multi-gene expression systems to increase production of PHB in plant tissue. The science behind this shift in metabolism is complex since the goal is to significantly increase production of PHB to be viable at industrial scale without impairing the ability of the plant to thrive in its natural environment. In 2011, Metabolix was awarded a $6 million grant by the U.S. Department of Energy ("DOE") to engineer switchgrass to produce 10 percent PHB, by weight, in the whole plant and to develop methods to thermally convert the PHB-containing biomass to crotonic acid and a higher density residual biomass fraction for production of bioenergy. During 2012 and 2013, Metabolix was awarded additional grants for leading-edge crop research targeting multi-gene expression and transformation of plants including important biofuel and food crops. Funding from these additional grants is expected to total approximately $1.6 million and will run through 2014.

        In 2014, we plan to continue to identify additional sources of grant funding while we advance research under our existing grants, focused primarily on increasing PHB production in switchgrass and developing a thermal conversion process to recover crotonic acid. We may also seek to establish alliances with industry partners to commercially exploit this platform and the intellectual property we have gained in our work in this area. However, there can be no assurance that we will be successful in establishing or maintaining suitable partnerships.

Formation of Metabolix

        Metabolix was formed in 1992 to leverage the ability of natural systems to produce complex polymers from renewable resources and to serve the growing needs of society for inherently biodegradable plastic materials and chemicals that do not deplete finite fossil resources.

        Polymers are found in nature in a wide range of organisms including microbes, plants and animals. PHAs also naturally occur within certain organisms, including microbes. These microbes use PHA to store energy and consume it for food when needed. It is this characteristic that gives our PHA biopolymers their inherent biodegradability.

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

        Metabolix was formed to exploit these discoveries. In order to fully capture the opportunity, we acquired Monsanto's patent estate related to biobased plastics, which included the Biopol assets, in 2001. We have since fully developed an integrated manufacturing process using transgenic strains for fermentation and a proprietary recovery process. This integrated manufacturing process is available for use in commercial manufacturing going forward. We have also developed proprietary plastic formulation technology, and are developing a platform technology for co-producing plastics, chemicals and energy in crops such as switchgrass, oilseeds and sugarcane. In addition, we are applying our proprietary technologies to our industrial biobased chemicals platform.

Our Technology and Core Capabilities

        We believe we have one of the most advanced capabilities to perform metabolic pathway engineering in the world and that we are skilled in our ability to integrate the biotechnology we develop into large scale industrial production processes. In particular, we believe that we have unique capabilities with respect to harnessing the metabolic pathways involved in the production of a wide range of bioplastic monomers and the ability to polymerize, accumulate and harvest these bioplastics from living cells. We are also developing key capabilities in the areas of biopolymer product development and customer focused technical support.

        We have demonstrated that our technology and core capabilities enable us to:

  •
  design and engineer living organisms to perform a series of chemical reactions that convert a feedstock to an end product in a highly efficient and reliable manner;

  •
  integrate those organisms into reliable, large scale industrial fermentation processes;

  •
  develop highly efficient recovery technology to separate the end product from the fermentation broth;

  •
  tailor the properties of our end product from that process to suit customer needs;

  •
  develop new applications and commercial opportunities for these products;

  •
  develop new formulations and compounds based on these products; and

  •
  provide sales and technical support to our customers who use these products.

Product Development Process

Biology and Genetic Engineering

        We have identified and chromosomally inserted into organisms a series of genes to produce several enzymatic proteins, and have done so in such a way that they are expressed to execute a series of reactions in a balanced manner to produce PHAs as the end-product of interest. This work is at the forefront of a scientific discipline referred to as "Synthetic Biology" which has become the focus of intense research and design activities. There have been many academic and venture-backed entrants in this general field, primarily targeting either advanced cellulosic ethanol or next generation biofuel technologies. We believe that we have advanced capabilities based on over 20 years of development taking early stage gene/pathway discovery through the entire value delivery chain through to implementation of that technology at commercial scale. In addition, we have developed core competencies in plant science, plant transformation and the development of advanced multigene expression technologies for introducing novel, multiple trait synthetic pathways into biomass plant crops.

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

Chemical Process Engineering

        Another element of our product development process involves process chemistry and chemical engineering to separate the biopolymer from the biological cell material once fermentation is complete. We have a dedicated team that has developed a proprietary process for recovery of PHA biopolymer, and that process produces PHA biopolymer at a high level of purity without damaging the structure of the polymer and has operated effectively at a commercial scale. We have successfully demonstrated our ability to efficiently isolate the range of polymers necessary to meet and expand our range of target applications. These polymers can be routinely produced free from cell debris and processed into high quality resin pellets.

        Our capabilities in fermentation and recovery for producing PHA biopolymers have been successfully translated to the development of biobased industrial chemicals. We have demonstrated fermentation at pilot and industrial scale and recovered GBL using a proprietary thermolysis process in tonnage quantities. When fermentation is completed, our novel recovery process known as "FAST" (fast-acting, selective thermolysis) converts the biopolymers, poly-4-hydroxybutrate ("P4HB") for C4 chemicals and poly-3-hydroxyproprionate ("P3HP") for C3 chemicals, directly to GBL and acrylic acid, respectively. The FAST recovery process is a proprietary, low-cost, energy-efficient approach to recover high-purity biobased chemicals directly from dried or whole fermentation broth. Our FAST process has been demonstrated at both lab and tonnage pilot scale for C4 chemicals, and we have successfully demonstrated recovery of acrylic acid from dried biomass using the FAST process in our Cambridge laboratory. We believe our technology is differentiated and that it allows diversification of feedstock from existing fossil sources to renewable sources on a cost competitive basis. For chemicals, we can tailor products and purity levels to meet customer and market needs.

Polymer Science and Product Development

        In the area of biopolymers, our product development process involves tailoring polymer properties and polymer blends to provide the desired end product properties and meet the processing requirements for specific customer applications. Our product development team has considerable expertise in polymer science and to date has developed advanced formulation and processing technology for a wide variety of customer applications and different processing methods. We will continue to work with customers to optimize formulations to conform to their commercial specifications as commercialization of our biopolymers expands.

        In sum, we have successfully integrated capabilities in biology, genetics, fermentation process engineering, chemical engineering and polymer science to provide high value biobased and biodegradable plastic solutions to customers. We believe this integrated set of capabilities will be a source of competitive advantage. These same capabilities are being applied to our biobased chemicals and plant crop programs, where we have developed additional opportunities that we plan to advance through industry partnerships and/or government grants.

Business Strategy

        Our goal is to build a commercially successful specialty biopolymers business, with attractive margins, based on the unique properties of our PHA biopolymers. At the same time, by advancing our biobased chemicals and plant crop programs, we aim to be a leader in discovering, developing and commercializing economically attractive, environmentally sustainable alternatives to petroleum-based chemicals. To achieve this goal, we are building a portfolio of programs that we believe will not only provide an attractive slate of commercial opportunities and create value for our business, but will also generate leading and competitive intellectual property positions in the field. However, our present capital resources are not sufficient to fund our planned operations for a twelve month period. We will, during 2014, require significant additional funding to continue our operations. Based on our current plans and projections, which remain subject to numerous uncertainties, we anticipate raising $50-60 million over the next 12-15 months. The timing, structure and vehicles for obtaining this level of financing are under consideration and may be accomplished in stages. Although we cannot guarantee the availability of financing, our goal is to use this capital to build an intermediate scale specialty materials business based on PHA additives that serves as the foundation for our longer-range plans and the future growth of our business. Failure to receive additional funding will force us to delay, scale back or otherwise modify our business and manufacturing plans, sales and marketing efforts, research and development activities, and other operations, and/or seek strategic alternatives. Key elements of our strategy include:

        Creating a Product Portfolio of Proprietary Biopolymers and Biopolymer Formulations—Our strategy is to deliver solutions to customers in specialized market segments that can be served competitively by the distinctive properties of our biopolymers and biopolymer formulations. Our biopolymer products may be biobased or biodegradable, or both, and will be used where their unique physical properties provide a competitive advantage. Through several years of interaction with customers, we have developed biopolymers and biopolymer formulations suitable for a variety of processing methods and applications. We are now focusing on developing biopolymers as performance additives or property modifiers (typically with loading in the range of one to ten percent in the end product application) for existing polymers such as PVC, PVC recyclate and PLA. In these high value applications our PHA technology may enhance processing, properties and performance of PVC and recycled PVC, as well as increase performance of PLA while retaining clarity, biobased properties and compostability of the resulting material. In addition, our technology may allow us to develop new formulations to extend the use of our biopolymers into uses such as latex applications.

        Establishing a Supply Chain for PHA Biopolymers—We continue to evaluate a number of commercial scale PHA manufacturing options. This is a key element of the supply chain necessary to support our business strategy. While we evaluate these options, we are having PHAs toll produced at pilot scale to validate improvements in our technology and provide small quantities of our latest high performance PHA biopolymers for applications development with customers. We are also investigating a capital-efficient, intermediate-scale commercial production capability for PHA biopolymers. This approach would complement our commercial strategy, where we are focused on building a presence in key application spaces that are intended to demonstrate sufficient market demand to base-load a low cost, world-scale manufacturing facility for high performance PHA biopolymers.

        Sourcing Complementary Biopolymers—Our biopolymers supply chain also includes the sourcing of several biobased or biodegradable polymers that are complementary to PHA, including PBAT, PBS and PLA, from third parties like Samsung and NatureWorks LLC. We use these complementary polymers to develop and market proprietary formulations and compounds for customers who are looking for biobased and/or biodegradable solutions in film, bag and functional biodegradation applications. This approach allows us to leverage the value of our existing inventory of PHA that we acquired from the Telles joint venture, while at the same time broadening our understanding of the unique performance enhancing benefits that can be gained by using PHAs as a performance enhancing additive or modifier in formulations based on other plastics.

        Managing Existing Inventory—We expect to work closely with core customers to provide them with access to existing inventory acquired from Telles, as new PHA manufacturing and complementary polymer sourcing and the associated supply chain are established. We will also use some inventory as well as product from our pilot scale toll production to continue product development activities targeted at high value applications for our product.

        Market Positioning and Technical Support—We have focused our technical and business development team to support existing customers and to educate and develop the prospective customer base for our biopolymer products. This team is focused on positioning our biopolymers as premium priced, specialty materials that are environmentally attractive alternatives to petroleum-based plastics and lower performance bioplastics. The focus of this effort is to build a pipeline of customers across a range of applications. It is our goal to establish customer relationships that will lead to a committed stream of demand for our biopolymers as we establish the supply chain for new PHA manufacturing.

        Continuing Microbial Research and Process Development—We have identified opportunities to improve our PHA production strains and our fermentation and recovery processes. We believe that significant reductions in the operating and capital cost to manufacture our PHA biopolymers can occur as we successfully exploit these opportunities. We believe that our technology is robust and we expect to be able to successfully transfer these improvements to commercial scale production.

        Extending Our Technology to Sustainable Production of Biobased Chemicals and Intermediates —We believe that our technology can be applied to produce important biobased commercial chemicals and chemical intermediates through biological conversion of sustainable feedstocks such as sugars. Through our integrated bio-engineered chemicals program, we have conducted research into the development of sustainable solutions for chemicals and intermediates, including widely used C4 and C3 industrial chemicals. Our unique FAST process enables very efficient recovery of targeted molecules based on our PHA technology. We are seeking to establish strategic partnerships or other collaborations to advance these programs commercially.

        Advancing Plant Crop Research—We believe that we are pioneering the technical process of introducing multigene traits into plant crops for the production of plastics and chemical intermediates directly in the plant. Our plant crop platform is currently in the research phase, with substantial funding provided by government grants. We are in the process of capturing intellectual property gained in our work in crops and expect to seek strategic partnerships or other collaborations to advance these programs commercially, while we continue work in plant crops under government grants.

        Partnering our Programs—As appropriate, we may seek to leverage our technology and establish strategic partnerships with one or more industrial companies that can provide access to resources and infrastructure valuable for commercializing our plant crop and/or industrial chemicals platforms. These partnerships may take the form of large-scale strategic collaborations, or more limited collaborations with partners having complementary strengths, for example in biorefinery or chemical operations or in a relevant market space such as agriculture. We will also continue to seek funding through government grants or other government programs aimed at promoting development of biobased plastics and fuels.

        Furthering our Leading and Competitive Intellectual Property Position—We have built a patent estate around our platform technologies and a variety of inventions relevant to the commercialization of PHA biopolymers, biobased chemicals and the production of bioplastics and biobased chemicals in plant crops. We continue to extend this patent estate within our core business as well as around other commercial opportunities in the area of biobased plastics, chemicals and plant crops. We have licensed our technology, and where appropriate, we will continue to license our intellectual property to others as a way to advance our business strategy or capitalize on our technology in fields outside our direct areas of interest.

Market Opportunity

        Our targeted markets of plastics and chemicals offer substantial opportunity for innovation and value creation. These are very large markets facing substantial pressures to reduce energy consumption, greenhouse gas emissions and the overall impact on the environment. The limited long-term availability of fossil fuels and volatile oil prices are driving the demand for more sustainable and renewable alternatives in plastics and chemicals manufacturing.

The Plastics Market

        The world's annual consumption of plastic materials has increased from around 5 million tons in the 1950s to nearly 240 million metric tons today and is estimated to be $0.5 trillion in size. Durability and lightweight properties, as well as a range of applications from packaging to engineering-grade automotive materials, continue to drive this exponential growth in the plastics market. However, a majority of plastics are made from fossil feedstocks, including crude oil and natural gas. As a result, plastic pricing is impacted by fluctuations in the cost of fossil feedstocks. A more concerning issue is that these fossil feedstock-based plastics do not biodegrade, instead congesting landfills and polluting the oceans. According to the U.S. Environmental Protection Agency, an estimated 32 million tons of plastic entered the U.S. municipal solid waste stream in 2011. It is estimated that 20-25 percent of landfill weight is plastics. In addition, every year approximately 45,000 tons of plastic waste ends up in the world's oceans.

        According to the Freedonia Group, global demand for biobased and biodegradable plastics will grow 19 percent annually to 950,000 metric tons in 2017. The Freedonia Group cites consumer preferences for more sustainable materials and improved performance of bioplastic resins and commodity plastics produced from biobased sources as the key factors driving this growth. Market research institute Ceresana predicts that the global bioplastics market will reach revenues of more than $5.8 billion in 2021, reflecting average annual growth rates of 18.9 percent. According to Ceresana, Europe was responsible for one-third of the market in 2013, followed by North America and Asia-Pacific. Strong growth is also predicted for South America as a result of production increases in Brazil. Through 2017, starch-based bioplastics and polylactic acid ("PLA") will account for the majority of bioplastic demand, followed by other biobased plastics, such as PHA/PHB, cellulose, polybutylene succinate ("PBS") and fossil fuel-based biodegradable plastics, representing approximately 40 percent of global bioplastic demand. Ceresana expects non-biodegradable plastics, such as polyethylene, made from renewable feedstocks to increase their market share from the 8 percent seen in 2010 to more than 48 percent of the bioplastics market by 2018.

        According to Global Industry Analysts, Inc., the global market for PVC is approximately $70 billion based on an estimated 35 million metric tons produced annually. PVC is a versatile polymer used in a broad range of applications including construction materials, wire and cable, and medical disposables. Significant amounts of additives are added to PVC formulations (typically 20-40% of the formulation) to improve processing, plasticization and performance of PVC. For decades, low molecular weight phthalates have been used as performance additives to plasticize PVC. Research has shown that phthalates can migrate out of PVC over time, creating concerns about exposure to phthalates as well as deterioration in the properties of the PVC as it ages. We believe there is demonstrated market interest in biobased performance additives for PVC that can reduce or eliminate the use of phthalates while maintaining or improving the performance of PVC. According to a study on additives conducted by Freedonia, the total additives market for PVC is approximately 7 million MT per annum. Plasticizers represent approximately 72% of this market. Our market focus is on the property modifier additives segment that represents a market of 700 ktpa (kilo tonnes per annum) or approximately $3.5 billion annually according to the Freedonia study.

        According to the German-based research firm nova-Institut, the global production of PLA is currently 180,000 tons per annum and is expected to reach 800,000 tons per annum by 2020.

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

        The global C4 chemicals market is estimated at approximately $3 billion. C4 chemical products are used in a wide range of applications including engineering plastics, fabrics and fibers, personal care products and in semiconductor manufacturing. Conventional C4 chemicals are produced almost entirely from fossil-based hydrocarbons such as natural gas, oil or coal.

        Global demand for C3 chemicals is estimated at greater than $8 billion per year based on sales of nine billion pounds annually with growth driven by increasing demand in Asia, including China and India. Conventional C3 chemicals, including crude acrylic acid, glacial acrylic acid and acrylates, are used in products such as superabsorbent polymers ("SAPs"), water treatment chemicals, coatings (decorative, automotive, and paper) and adhesives. Markets and Markets, a global market research and consulting company, anticipates the global market for acrylic acid and its derivatives to grow to $14 billion by 2018.

        Recent initiatives by the U.S. and European Union are fostering the growth in investment in the development of biobased chemicals. The governments of both the U.S. and the European Union are promoting the research and development of biobased chemicals as sustainable alternatives that reduce waste, create jobs, and drive innovation and growth. In Europe, governmental efforts have been met by private corporations to create the Biobased Industries Private Public Partnership (BBI), a pledge of billions of euros to bring biobased chemicals and fuels from the laboratory to marketplace. The 2014 Farm Bill recently signed into law in the U.S. includes important provisions for the continued growth of the biobased chemicals sector. For the first time, the Farm Bill has been expanded to support biobased chemicals, opening up the potential to fund important advances in sustainable alternatives to petroleum based chemicals. Government investment in these research efforts plays an important role in driving innovations in the development of biobased chemicals and encouraging continued public adoption of biobased and sustainable chemicals in consumer products.

Biopolymers Platform

Overview

        Metabolix is engaged in product and market development of a biopolymer platform, based on technology developed by Metabolix and early commercialization efforts conducted through the Telles joint venture with ADM. Following the termination of our commercial alliance with ADM early in 2012, we restructured the biopolymers business, retaining a core team in our biopolymers group to provide continuity with technology, manufacturing process and markets. We worked closely with customers during this transition to understand their product needs and to match them to available inventory. In addition, we have held constructive discussions with various potential manufacturing partners for PHA biopolymers and expect to select a site in 2014 for intermediate scale commercial manufacturing. In 2014, in our biopolymers business we also expect to continue with a focused approach to performance additive applications, including high value film and bag applications, and functional biodegradation applications. However, failure to receive additional funding will force us to delay, scale back or otherwise modify our business and manufacturing plans, sales and marketing efforts, research and development activities and other operations, and/or seek strategic alternatives.

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

        After termination of the Commercial Alliance Agreement, the parties entered into a settlement agreement in which the parties agreed to specific terms related to the winding up and dissolution of Telles. Under this settlement agreement, we purchased certain assets of the joint venture for $2,982,000 including Telles's entire inventory, exclusive and perpetual rights to all of Telles's trademarks, and all product registrations, certifications and approvals for Telles's PHA biopolymers. We also retained all co-funded equipment previously acquired by Metabolix and situated at locations other than the Clinton, Iowa Commercial Manufacturing Facility.

Current Capabilities and Scope of our Operating Business in Biopolymers

        Our biopolymers team has expertise in the key areas required to maintain and grow an operating business, as well as carrying forward the core knowledge of the biopolymer technology, manufacturing process and markets that we developed during our alliance with ADM. We have established a subsidiary located in Cologne, Germany to serve as a focal point for our commercial activities in Europe. We continue to work closely with customers to understand their needs and to match them to available inventory and newly developed products.

        We plan to continue to build our supply chain through supply agreements that provide us access to biobased and/or biodegradable biopolymers, supplementing our remaining inventory of PHA material that was acquired from Telles. We are continuing pilot manufacturing of our proprietary PHA materials to develop and validate applications for high value PHAs in target markets of: (i) performance additives, including film and bag applications; and (ii) functional biodegradation. Our aim is to validate high value applications and secure commitments to base-load our commercial manufacturing facilities.

        During 2013 we engaged in discussions and collaborations with potential customers and suppliers in Asia to expand our relationships there. In July 2013, we formalized a Memorandum of Understanding ("MOU") with Samsung Fine Chemicals, a company based in South Korea with a significant role in the biopolymers industry. Samsung is pursuing a similar strategy to Metabolix, offering a complementary product slate and complementary regional positioning. Metabolix is focused on the U.S. and Europe while Samsung has a strong market presence in Korea and across Asia. Metabolix has been working with Samsung on biodegradable polymers since early 2012. Under the MOU, we each fund our respective costs separately, but work together with the goal of expanding the global market for biodegradable polymers. Our MOU with Samsung provides access to additional biodegradable polymers that we can use in resin formulations designed to deliver the best performance and value to targeted customer applications. The MOU does not represent a legally binding commitment by either party, and it may be terminated at any time by either party without liability or obligations to the other party.

        In 2012 we signed an agreement for demonstration scale production with Antibióticos SA, a toll manufacturer based in León, Spain, and began technology transfer. In 2013, Antibióticos entered a process for financial restructuring. It became apparent that Antibióticos is no longer a viable option for Metabolix due to a lack of progress in their financial restructuring. Therefore, we are no longer considering it as a manufacturing option and have instead shifted our focus to alternative sites.

        In 2012 and 2013, we conducted due diligence on several potential PHA biopolymer manufacturing sites and expect to select a manufacturing site in 2014, properly sized to our business. When our PHA supply chain is fully established, this captive capacity will be combined with access to additional biobased and biodegradable materials sourced from third parties, which will allow us to continue formulating proprietary high-performance products for our target market segments.

 Metabolix Biopolymers Business Strategy

Customers and Markets	Focus on strategic customers and high value segments as foundation for business—initial areas of emphasis include performance additives, including for film and bags, and functional biodegradation.
Manufacturing Scale
Initially targeting intermediate capacity of several kilotonnes annually, then expand capital investment and capacity according to demand. Ultimately establish one or more world-scale plants of 10-20 ktpa capacity according to demand.
Business Partners	Engage multiple partners with expertise in relevant application spaces, such as modified PVC, modified PLA, and latex coatings.
Supply Chain	Toll production of pilot scale quantities of our latest PHA products, together with sourcing of complementary biobased and/or biodegradable polymers for proprietary formulations and compounds.
Technology Base	Deploy state-of-the-art technology with improved yield and recovery processes.
Value Chain	Create integrated chain controlled by Metabolix, potentially with chemicals integration.

        Mirel biopolymers were produced successfully at industrial scale for two years under the joint venture with ADM. The product was produced at very high quality and in a targeted range of grades suited to different customer uses. Going forward, we see the potential to deploy our latest technology into industrial production at an initial scale that is matched to developing customer demand with the intention to add capacity in tandem with the growth outlook for our products. We marketed our Mirel and Mvera biopolymers for more than two years on behalf of Telles and gained traction during that time with over 50 customers. Going forward, we plan to focus our marketing and product development activities initially on providing high value material to customers in key application spaces based on the performance, biodegradability and biobased content attributes of our PHA biopolymers in the areas of: (i) performance additives, including film and bag applications, and (ii) functional biodegradation.

The Value Proposition of Metabolix Biopolymers

        Our strategy is based on the performance of our materials. With proprietary biopolymer formulations we aim to address unmet needs of our customers and leverage the distinctive properties of our PHAs to improve critical product qualities and enable our customers to enhance the value of their products and/or achieve savings through their value chain.

        As such, we are positioning our line of Mirel biopolymers as advanced specialty materials that offer a broad and attractive range of properties and processing options compared to other bioplastics. Our Mirel biopolymers can also be used to deliver biobased content in an end use application, as an additive or modifier to improve performance of other polymers including conventional plastics (e.g. PBAT, PVC) or other bioplastics (e.g., PLA and starch) and to deliver the required biodegradation profile of an end use product.

        When compared with other performance additives and biodegradable plastics (whether biobased or petroleum based), we believe our Mirel biopolymers can be differentiated and offer unique benefits in end use applications based on the following factors:

        Biobased Content—Our Mirel PHA biopolymers products are produced using fermentation which converts industrial sugar (a biobased feedstock) into PHA biopolymer. This biobased composition can be used in neat form, or can be combined with other polymers to make plastic formulations and compounds with targeted amounts of biocontent. This can be a key factor in an end use customer's material selection.

        Biodegradability—Mirel biopolymers are available with a range of biodegradation profiles. For example, our PHA biopolymers will biodegrade due to the action of microbial agents in a wide variety of conditions, including home and industrial compost systems, soil, anaerobic environments such as those found in anaerobic digesters and septic systems, and marine and fresh water environments. The rate and extent of biodegradability will depend on the specific ingredients included in the particular Mirel biopolymer formulation, the size and shape of the articles made from our Mirel biopolymers as well as the specific end-of-life environment. However, like all bioplastics and organic matter, Mirel biopolymers are not designed to biodegrade in conventional, non-active landfills. Many plastics marketed as biodegradable only degrade in a controlled municipal industrial compost facility.

        Performance Enhancement—Our PHA biopolymers possess a unique chemistry that can be used as an additive or modifier to improve the performance, properties and processing of other polymer materials including PVC, PVC recyclate, and PLA. While biobased content and biodegradability are not the drivers of enhanced performance, they are added benefits for end use applications where improved performance is required and biobased content and/or biodegradability is desired.

        Physical Properties—Similar to petroleum-based plastic, Mirel biopolymers possess a particularly broad range of physical properties, varying from hard and stiff to soft and flexible.

        Processability—Our biopolymers can be processed in many types of existing conventional polymer conversion processes that are currently being used for petroleum-based plastic.

        Upper Service Temperature—Mirel biopolymers will withstand temperatures in excess of 100o C, i.e., the boiling point of water, an important threshold. Some formulations of Mirel biopolymers can withstand temperatures up to 130o C.

        Resistance to Hydrolysis—While Mirel biopolymers will biodegrade in marine and fresh water environments through natural processes mediated by microbes, they are resistant to chemical hydrolysis with cold or hot water over the intended life span of the product. This is an important distinction with many other biodegradable polymers where the primary mechanism is hydrolysis followed by further microbial degradation of the residues.

        Product Form—Our PHA biopolymers can be produced in pellet form (for further processing by customers), in densified form or as a blend with other biobased and/or biodegradable materials. We may also provide our biopolymers in other forms as may be determined by our customers.

Biobased and Biodegradability Certification

        Mirel biopolymers in neat form have the advantage in the marketplace of being both biobased and biodegradable while having comparable functional properties to petroleum-based polymers. However, because there is sometimes confusion about the use of the terms "biobased" and "biodegradable" in the marketplace, we conform to following industry guidelines when making these claims.

        We certify our biopolymer resin products individually based on their specific composition and formulation. We sell certain Mirel biopolymers that have received the Vinçotte certifications of "OK Biodegradability Soil" for natural soil biodegradability, "OK Biodegradability Water" for fresh water biodegradability, "OK Compost" for compostability in an industrial composting unit, and "OK Compost Home" for compostability in home composting systems. Vinçotte is the recognized European authority on materials inspection, certification, assessments and technical training. We believe that Mirel biopolymers are the only non-starch bioplastics to gain all four Vinçotte certifications. In addition to the Vinçotte certifications, certain Mirel biopolymers have been certified compostable by the Biodegradable Products Institute ("BPI"), an independent North American certifier of compostable material. BPI certification shows that Mirel biopolymers comply with the specifications established in the American Society for Testing and Materials standard ASTM D6400 for composting in a professionally managed composting facility. Our Mvera biopolymers are designed to be compostable and some have received the Vinçotte certification of "OK Compost" and/or the BPI certification for compostability in an industrial composting unit.

Regulatory Requirements

        Some applications for which Mirel biopolymers may be suitable, such as food packaging, plastic-coated paper cups and lids for disposable cups, involve food contact, which, in the United States, is regulated by the U.S. Food and Drug Administration ("FDA"). The FDA process for food contact requires the submittal of a dossier, which is made up of a number of extraction studies conducted under specific guidelines.

        Certain Mirel biopolymers, including Mirel F1005, F1006 and F3002, have been cleared for use in non-alcoholic food contact applications. The conditions of use range from frozen food storage to boiling water up to 100°C, including microwave reheating. These products are suitable for a wide range of food service and packaging applications including paper coatings, bags, cups, trays, squeeze bottles and injection molded parts like caps, closures and disposable items such as forks, spoons, knives, tubs, trays and hot cup lids. The clearance also includes products such as housewares, cosmetics and medical packaging.

Trends and Opportunities for Metabolix Biopolymers

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

Regulated Markets

        Regulatory action, such as bans, taxes, subsidies, mandates and initiatives, to encourage substitution of renewable and sustainable materials for petroleum-based incumbents is increasing. It is notable that there are bans on single-use plastic bags being mandated in areas around the world. In the geographies where regulatory drivers exist, we expect that Metabolix biopolymers can meet requirements for biobased content or biodegradability and create a driver for the use of our biopolymers over conventional petroleum-based plastics. In addition, producers are now anticipating regulatory change and are initiating programs to introduce sustainable materials to their products prior to or in an attempt to forestall implementation of such regulation. We believe that as awareness of practical and affordable biobased and biodegradable alternative grows, the pace of regulatory change may accelerate.

Market Segments for Metabolix Biopolymers

        Although there are significant opportunities across many market segments, we are initially focusing on key application spaces based on the performance, biodegradability and biobased content attributes of our PHA biopolymers in the areas of: (i) performance additives, including film and bag applications, and (ii) functional biodegradation. These markets have the strongest need for materials that are biobased and biodegradable either for branding value, because of regulatory requirements or because biodegradability offers a useful property such as new end-of-life solutions like composting or anaerobic digestion. In addition, our biopolymers impart improved performance qualities when used as an additive and blended with other polymers including PVC and PLA. To approach these market segments, we expect to conduct certain focused product and market development activities, including working with potential customers to determine their specific needs, and we have begun the process of qualifying our material for certain customer applications. As new inventory becomes available, we expect that these activities will accelerate.

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

        We are developing biobased polymeric modifiers for semi-rigid and flexible PVC compounds. We have shown that our polymeric modifiers can provide toughness, plasticization and permanence in addition to enhancing processing when added to PVC. We have also shown that our bioplastic polymeric modifiers have the potential to improve PVC toughness beyond that achievable with leading polymeric modifiers and at the same time serve as a non-migrating, non-phthalate high molecular weight plasticizer. We are now working with customers to identify suitable applications for the technology that may allow us to broaden the addressable market opportunity for our materials, beyond our traditional focus on those markets requiring biodegradation.

        In 2012 we sampled and launched I6001, a polymeric modifier for PVC, and in 2013 we developed and launched I6003rp, a new polymeric modifier for recycled PVC, and worked with customers to identify suitable applications for this product where it can be used to upgrade the physical properties, processing, and value of PVC recyclates. In 2013, we also continued to develop polymeric modifiers based on our PHA technology suitable for enhancing the performance of targeted polymers. Future applications include toughening and enhanced ductility of polylactic acid (PLA) where the ability to address the inherent brittleness of this material could significantly expand the potential applications that can be served. We have shown that we can produce new PHA rubber modifiers that can improve the performance of PLA while retaining the clarity, biobased properties and compostability of the resulting material. We believe that Metabolix has the potential to develop a family of polymeric property modifiers that have improved functionality compared to current fossil derived materials while also being biobased and biodegradable. In 2014, we expect to work with prospective customers to continue developing data supporting their applications of interest using PVC and PLA.

Film and Bag Applications

        The compostable bag market is growing as brand owners and retailers are motivated by regulatory and consumer demand. Compostable bags are the single largest application use for compostable materials. The driver for this market is the ongoing need to reduce and eliminate organics (food scraps and yard waste) from municipal waste streams and landfills. Applications such as single-use retail bags, industrial can liners, kitchen compost bags and organic lawn and leaf bags have a strong need for the industrial compostability offered by our Mvera biopolymer products. In 2012, we developed and launched a certified film grade resin intended for use in bag and film applications where industrial composting is the desired final route of disposal. In 2013, we expanded our portfolio of products with the development and launch of two new compostable film grade resins, Mvera B5010 and Mvera B5011, a resin for producing transparent film and bags. We plan to continue to develop additional Mvera products suited to the needs of the marketplace for film and bag applications. Our innovative Mirel rubber modifiers also have the potential to expand the application space for PLA which may lead to new business opportunities. Their capability to modify and improve PLA demonstrates performance that is comparable to traditional non-renewable rubber modifiers without compromising the renewable nature of PLA or key features of clarity and compostability.

Functional Biodegradation

        Our biopolymers are unique biobased materials for applications requiring functional biodegradation. Since PHAs are produced naturally in living organisms such as microbes, our PHA biopolymers can be biodegraded by similar microbes present in ambient environments such as soil and water. Our biopolymers can also be formulated or compounded with other biodegradable biopolymers to provide customers with new product performance and biodegradation profiles.

        Soil compostable films and parts in horticulture and agriculture—The soil biodegradability profile of PHA makes our products uniquely suited for resin products with horticultural and agricultural uses. Applications such as plant pots, vine clips, sod netting and agricultural film have a strong need for the soil biodegradability functionality offered by certain of our Mirel biopolymer resin grades. In these applications, the natural biodegradation process for Mirel biopolymers in the soil can provide a sustainable alternative to conventional plastics and save costs related to labor and disposal of conventional plastics.

        Marine and aquatic degradable films and parts—The biobased composition combined with marine degradation properties of Mirel biopolymers are unmatched in the industry. Mirel biopolymer resins degrade in the marine environment due to microbial activity. Metabolix has worked on several projects with government agencies and universities to validate the use of Mirel biopolymers in shoreline applications.

        Studies have noted that the world's oceans show increasing levels of persistent plastic particles of a size ingestible by marine creatures at the bottom of the food chain. Larger plastic items are also accumulating in substantial quantities in certain parts of the ocean, and marine birds and mammals have been found dead from ingesting or getting tangled in plastic debris. Mirel biopolymers allow brand owners the opportunity to offer a product that will biodegrade if inadvertently released into the environment or in applications where in-situ marine degradation is a key attribute (e.g., erosion control).

        Water treatment—Metabolix has worked with customers to develop pond water and aquarium water treatment systems based on the biodegradation and microbial activity of our biopolymers.

        Latex coatings—A unique form of our PHA biopolymers may be used as a biobased and biodegradable coating for paper and cardboard. If development of this product is successful, it has the potential for applications such as repulpable coated corrugated cardboard.

        Additional applications—Metabolix has worked with customers on a variety of additional applications where biodegradation of the polymer is a performance requirement.

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

        A few companies, such as DuPont, DSM, Arkema and Braskem, have taken steps toward plastics based on renewable resources and are commercializing conventional plastics that use building blocks derived from renewable resources as components. However, these products are generally not biodegradable. Other producers of petroleum-based plastics, including BASF and Samsung, now produce certain petrochemical grades that are biodegradable in industrial compost environments, but are otherwise persistent in the environment and are still subject to the volatility of oil and natural gas prices.

        Our most comparable competitors are in the biodegradable, renewable resource based plastic segment, within which there are three distinct technologies: PHA, PLA and starch-based biodegradables. Just as a wide variety of different petroleum-based plastics now serve the needs of the market; we believe that these three product classes are more complementary than competitive. We believe that of these three product classes, Mirel biopolymers offer a broad range of properties and processing options, and will address a large proportion of opportunities as an environmentally attractive yet functionally equivalent alternative to conventional petroleum-based plastics. Unlike PLA and most starch-based biodegradables, Mirel biopolymers can:

  •
  biodegrade in natural soil and water environments, including the marine environment;

  •
  biodegrade in industrial or home composts;

  •
  remain functional in a wide range of temperature settings; and

  •
  not break down in everyday use.

        Companies active in the PHA plastics segment include Kaneka, Tianan, Tianjin Green Biomaterials, EcoMann, Meredian, and a minor producer in Brazil. The key players in PLA and starch-based biodegradable plastics include NatureWorks, Mitsui Chemical, Teijin, Novamont and Biome. Our PHA biopolymers can be blended with many of these materials to improve their performance and other characteristics. In addition, there are companies that compound blends of various materials, including bioplastics.

        Summarized below is an overview of the industry landscape for conventional, biobased and biodegradable polymers.

Biodegradability	Based on Petroleum	Based on Renewable Resources
Biodegradable	Synthetic Biodegradable: BASF (EcoflexTM, EcovioTM) Dupont (BiomaxTM) ShowaDenko (BionolleTM) Mitsubishi Chemical (GS Pla) Samsung (PBAT, PBS) Zhejiang Hisun (PBAT)	PHA: Metabolix Kaneka (PHBH) Tianan (PHBV) Tianjin (SoGreenTM) EcoMann (EM) Meredian (Nodax PHA)
PLA: NatureWorks (IngeoTM) Mitsui Chemical (LaceaTM) Starch-based: Novamont (Mater-BiTM) Biome
Non-biodegradable	Conventional petroleum-based plastics	Dupont (SoronaTM (~30% biobased) Dow Chemical (Soybean Polyurethanes) Arkema (Nylon 11) Braskem (polyethylene)

Biobased Industrial Chemicals Platform

Overview

        The combined global market for conventional C4 and C3 industrial chemicals is estimated at more than $10 billion annually. These fundamental building block industrial chemicals have application to a broad range of industrial and consumer products. We view this market as attractive both commercially and technologically for the development and deployment of our PHA fermentation and FAST recovery technologies. We believe our technology can be used to produce these chemicals from renewable feedstocks cost effectively as high value, biobased replacements in the industry supply chain for conventional chemicals produced with oil priced at or above $90 per barrel.

        Our objective is to develop and commercialize biobased industrial chemicals starting with C4 and then C3 through partnerships with industry leaders. Our business strategy is to form strategic alliances where our partners contribute fermentation and manufacturing capabilities, access to market channels in the value chain and related assets, and Metabolix contributes intellectual property, proprietary technology and process engineering capabilities to enable commercialization of a new source of supply for competitive, cost-effective biobased industrial chemicals targeted to high value applications to meet rising global market demand.

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

Market for C4 and C3 Industrial Chemicals

        Global demand for conventional C4 industrial chemicals is estimated at approximately $3 billion annually. C4 chemical products include BDO and related chemicals including GBL, tetrahydrafuran ("THF") and pyrrolidones. These chemicals are used at industrial scale in a wide range of applications including engineering plastics, resins and solvents, auto parts, spandex, fabrics and fibers, personal care products and in semiconductor manufacturing. Today, conventional C4 chemicals are produced almost entirely from fossil-based hydrocarbons such as natural gas, oil or coal. Industry experts currently estimate that the first commercial scale supply of biobased C4 chemicals might begin to enter the marketplace in the 2014-2015 timeframe and will initially represent a small fraction of the C4 market.

        Today, the global market for C3 chemicals, primarily acrylic acid, is estimated at $8 billion annually. The primary synthetic route for making conventional acrylic acid is the use of propylene oxidation which converts propylene to crude acrylic acid and glacial acrylic acid. This synthetic route to make acrylic acid relies almost entirely on fossil-based hydrocarbons. Based on our internal market assessments, we believe that there will be a clear and growing demand from brand owners for biobased acrylic as it is used in consumer-facing products such as paints and coatings, diapers and detergents.

Metabolix PHA Technology and FAST Recovery Process

        Conventional C4 and C3 chemicals are produced through established synthetic routes utilizing petrochemical-based feedstocks. Our process for creating biobased industrial chemicals involves engineering metabolic pathways into microbes that in a fermentation process produce specific biopolymers that serve as precursors for the C3 and C4 chemicals. Through our PHA technology, we are able to control the microbe biology to achieve high concentrations of specific, naturally-occurring biopolymers that accumulate inside cells as they metabolize sugars. This intracellular accumulation of the biopolymers inside the microbes is a unique and differentiating aspect of our technology. When the fermentation is completed, a novel recovery process known as "FAST" (fast-acting, selective thermolysis) that we have developed converts the biopolymers, poly-4-hydroxybutrate ("P4HB") for C4 chemicals, poly-3-hydroxyproprionate ("P3HP") for C3 chemicals, directly to GBL and acrylic acid, respectively. In addition, known and commonly practiced catalytic processes can be used to cost effectively convert GBL to BDO.

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

        During 2010, we completed our first large-scale fermentation demonstrating scale-up of biobased GBL at 60,000 liters, with the strain performing essentially as expected based on the prior laboratory results. Our recovery and purification efforts continued and we made progress toward production of biobased GBL samples for shipment to potential customers for testing. We also expanded exploratory partnership discussions focusing on both upstream and downstream aspects of the value chain.

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

        We tested the GBL product produced using our PHA fermentation and FAST technologies and confirmed that the material met the existing industry specifications for conventional GBL. The existing industrial chemical specification benchmark for GBL is 99.7% purity for general chemical grade. In addition, we sent our GBL samples to a private laboratory to test for the presence of Carbon 14 (a test for fossil carbon), and the results using this ASTM test showed that the carbon in our GBL samples meets the requirements for being designated "renewable."

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

        In 2013, we continued to achieve technical milestones in the program. We demonstrated a process to efficiently recover ultra-high purity bio-GBL from fermentation broth. The level of purity achieved with this method exceeds the purity typically achieved with commercial production of petroleum-based GBL. We also showed that our fermentation process and P4HB technology can be adapted to produce deuterated bio-GBL which has the potential to impart differentiated specifications into bio-GBL. In addition, we demonstrated the robust nature of our microbial strains for production of biobased chemicals with the successful conversion of second generation, or cellulosic, sugars to PHA precursors for C4 chemicals.

        Based on meeting our internal milestones of producing biobased GBL at industrial scale and meeting or exceeding industry specifications, we have continued to conduct a series of exploratory partnership discussions focusing on both upstream and downstream aspects of the C4 value chain.

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

Progress in our Biobased C3 Research and Development Program

        We are targeting the significant market for C3 chemicals, and specifically the production of biobased acrylic acid for deployment of our technology based on our success demonstrating our technology to produce biobased C4 chemicals. Our initial efforts were focused on establishing a clear technology and intellectual property strategy for production of C3 chemicals with only minor modifications to existing manufacturing infrastructure. The additional consideration we have anticipated early in our program to develop acrylic acid is the inherent difficulty working with the molecule as it is highly reactive and corrosive and has to be handled under proper conditions.

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

        In 2011, we undertook a market analysis of the global market for acrylic acid to assess the market participants, renewable technology competition, economics, intellectual property status and end markets. We reached the conclusion that producing biobased C3 chemicals could be very attractive for deployment of our technology.

        Based on this analysis, we began research and development in 2011 to extend our PHA fermentation and FAST recovery technology into the production of acrylic acid. We successfully engineered microbes that accumulate poly-3-hydroxypropanoate ("P3HP") and we demonstrated small scale (20-30L) fermentation. We also developed refinements to our FAST recovery technology adapted to the unique properties of acrylic acid. In our process, P3HP is produced by fermentation, and then the dried biomass is converted directly to acrylic acid at commercially attractive yields. A major advantage of our process is that it avoids any additional chemical conversion steps.

        In 2012, Metabolix continued fermentation and optimization of microbial strains for testing. We also continued development and optimization of our FAST recovery technology to produce biobased acrylic acid or acrylate esters to match the chemical specifications of conventional chemical counterparts. In addition, we successfully scaled-up recovery of acrylic acid from dried biomass using the "FAST" process in our Cambridge laboratory and provided sample quantities of dried biomass for conversion to biobased acrylic acid for customer evaluation.

        In 2013, we continued to make improvements to the performance of our microbial strains and achieved attractive yield levels for producing C3 at entry level economics. In addition, we demonstrated the robust nature of our microbial strains for production of biobased chemicals with the successful conversion of second generation, or cellulosic, sugars to PHA precursors for C3 chemicals.

        In 2014, we expect to continue partnership discussions to bring our biobased acrylic acid into commercial production.

Industry Landscape

        The current global market for C4 and C3 chemicals is based almost entirely on fossil-based hydrocarbon feedstocks. In general, the conventional C4 and C3 markets in Europe, North America and Japan are led by several established international companies.

        The nature of the chemicals industry historically follows a well-established trend where innovation and technology evolve to leverage new feedstocks that provide cost advantage. As potential alternatives to the primary synthetic routes currently deployed by the industry, there are several alternative biobased routes being developed to produce biobased C4 and C3 chemicals. Based on our analysis of the market, we believe that over time, new capacity built to produce C4 and C3 will increasingly be based on technology that leverages renewable and less volatile feedstocks.

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

        Over the course of this program, which began more than ten years ago, we have engaged in collaborations with academic institutions and secured more than $16 million in government grants to advance this research. In our research to date, we have achieved proof of concept for our proprietary technology for producing PHB bioplastics in demonstration crops and crops of agronomic interest including tobacco, oilseeds, switchgrass and sugarcane. We have also filed for intellectual property covering our inventions and have been awarded more than 30 patents to date. Further, our researchers and academic collaborators have published our research results in peer reviewed journals.

        In 2011, we were awarded a grant by the U.S. Department of Energy ("DOE") for development of Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts ("REFABB") to demonstrate the production and recovery of chemicals from crops. This four year, $6 million grant is expected to enable us to increase yields of PHB in switchgrass plants and conduct pilot testing to convert the PHB-containing biomass to crotonic acid using our FAST recovery process. Crotonic acid can be converted to a variety of chemical intermediates that are typically produced from non-renewable resources. In addition to the value of the biomass for producing biofuel, this process could create a pathway from crotonic acid to chemical intermediates that are currently valued at over $80 billion annually. In 2012 and 2013, we were awarded additional funding for leading-edge crop research targeting multi-gene expression and transformation of plants including important biofuel and feed crops. This funding is expected to total approximately $1.6 million and will run through 2014. In 2014, we plan to continue to identify additional sources of grant funding while we advance research under our existing grants, focused primarily on increasing PHB production in switchgrass and developing a thermal conversion process to recover crotonic acid. We may also seek to establish alliances with partners to commercially exploit this platform and the intellectual property we have gained in our work in this area. However, there can be no assurance that we will be successful in establishing or maintaining suitable partnerships.

PHB and FAST Recovery Technology for Crops

        PHAs are a natural component of numerous organisms in multiple ecosystems. In microbes, PHAs are natural intracellular stores of carbon and energy that accumulate as discrete granules within a cell when faced with a nutrient limitation. These granules of biopolymer can be isolated and converted to materials. Based on prior work demonstrating the production and recovery of PHA from microbial fermentation, researchers at Metabolix are developing proprietary genetic engineering systems to produce PHB from non-food crops. Precise insertion of novel pathways in plants is challenging due to the need for and the complexity of introducing multiple foreign genes and the lengthy time required for the cross-breeding of plant generations having new gene systems. Our researchers have designed expression systems for PHB using three genes (thiolase, reductase and PHA synthase) which are required to increase production of PHB in plant tissue. A key consideration in the work is to shift metabolism in the plant to increase PHB production but to not impair the ability of the plant to thrive and reproduce. We have developed different genetic engineering systems for different plant crops including tobacco, oilseeds, switchgrass and sugarcane. In research to date in our program, we have achieved the following levels of PHB as a percent of dry weight in our plants: Tobacco (18% in leaves; 9% in whole plants), Oilseed/Camelina (15% in seeds), switchgrass (7.7% in leaves) and sugarcane (4.8% in leaves).

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

Recent Progress

        We are conducting research under a $6 million REFABB grant by the DOE to engineer switchgrass producing 10 percent by weight PHB in the whole plant and to develop methods based on our FAST recovery technology to thermally convert the PHB-containing biomass to crotonic acid and a higher density residual biomass fraction for production of biofuel. Crotonic acid is a platform chemical that can be readily converted through simple, known chemical conversion steps to a range of commodity chemical intermediates including propylene, butanol and maleic anhydride, which are currently valued at over $80 billion annually.

        To date, we have reported PHB production of up to 7.7 percent in switchgrass leaf tissue using proprietary genetic engineering and breeding technology. We have also achieved promising results in the model plant tobacco where PHB production of up to 18 percent dry weight in leaf tissue and nine percent dry weight in whole plants have been achieved. The approaches demonstrated in previous work will be applied to the ongoing research with the goal of increasing the levels of PHB to 10 percent in switchgrass; a level we believe could be commercially viable, if attained. In 2014, we expect to continue to advance research focused on increasing PHB production in switchgrass and developing a thermal conversion process for crotonic acid.

        In 2014, we plan to continue to identify additional sources of grant funding while we advance research under our existing grants, focused primarily on increasing PHB production in switchgrass and developing a thermal conversion process to recover crotonic acid. We may also seek to establish alliances with partners to commercially exploit this platform and the intellectual property we have gained in our work in this area. However, there can be no assurance that we will be successful in establishing or maintaining suitable partnerships.

The Potential Benefits to Producing Renewable Chemicals and Energy from Plant Crops

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

        We own approximately 380 issued patents and approximately 140 patent applications worldwide, and we have licensed from third parties approximately 25 issued patents and patent applications worldwide. In 2013, we filed approximately 50 patent applications worldwide including applications for five new inventions covering biodegradable films, PHAs as additives for polymer applications, and the use of PHA-containing biomass to produce high purity biobased industrial chemicals as well as alternate feedstocks for producing novel biobased chemicals from genetically engineered microbes. We were also granted or allowed 15 patent applications in 2013, seven in the United States of America and eight internationally. The inventions covered under these patents include high PHA producing oilseeds, chemically inducible expression of genes in plants, biodegradable polymer/PHA blends, and formulations for a variety of polymer applications. We continue to seek and evaluate new technologies for possible licensing opportunities which may enhance our Company's business competitiveness.

        Our extensive patent portfolio covers, among other things, the fundamental biotechnology needed to produce Mirel biopolymers and a range of biobased chemicals as well as biopolymer compositions, processes and derived products. The licensed patents and patent applications include patents covering our core technology that are owned by Massachusetts Institute of Technology ("MIT") and exclusively licensed to us. Under the MIT licensing agreement, we pay annual license fees. In addition, under this licensing agreement, we are obligated to pay royalties on sublicensing revenue and sales of products, if any, covered by the licensed patents. Our intellectual property portfolio includes patents directed to compositions of polymers, genes, vectors, expression systems in plants and microbes, polymer compositions of matter and formulations, devices, coatings and films, as well as methods of manufacture and use. The terms of such patents are set to expire at various times between 2014 and 2032.

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

Employees

        As of December 31, 2013, we had 98 full-time employees. Of those employees, 59 were in research and development, 12 were in sales and marketing and 27 in general and administration. Among our research staff, 20 hold Ph.D.'s and 31 hold masters' or bachelors' degrees in their respective disciplines. Our technical staff has expertise in the following areas: microbial genetics, bioinformatics, metabolic engineering, systems biology, plant genetic engineering, fermentation process engineering, chemical engineering and polymer science and engineering. Most of our employees are located in Massachusetts. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Research and Development Expenses

        During the years ended December 31, 2013, 2012 and 2011, we spent approximately $19.1 million, $23.2 million and $24.4 million, respectively, on Company-sponsored research and development activities.

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

        The Company held unrestricted cash, cash equivalents and investments of $19.2 million at December 31, 2013. Our present capital resources are not sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern. We will, during 2014, require significant additional funding to continue our operations. Failure to receive additional funding could cause us to cease operations, in part or in full. We believe that our existing resources and the cash to be generated from existing grants and expected product sales will be sufficient to meet our projected operating requirements into the third quarter of 2014. However, any significant costs incurred to establish a commercial biopolymer manufacturing facility will shorten this liquidity horizon. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) lower than expected sales of our biopolymer products as a result of slow market adoption; (b) increases in capital costs and operating expenses related to the establishment and start-up of commercial manufacturing operations either on our own or with third parties; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. In any event, we will require significant additional financing to continue to fund our operations and to support our capital needs. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. However, there is uncertainty regarding whether we can successfully execute these actions, and we can provide no assurance that we will. Furthermore, we expect that if we issue equity or debt securities to raise additional funds, our existing stockholders will experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, we will be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations, and/or seek strategic alternatives. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

We have a history of net losses and our future profitability is uncertain.

        With the exception of 2012, when the Company recognized $38.9 million of deferred revenue from the terminated Telles joint venture, it has recorded losses since its inception, including our fiscal year ended December 31, 2013. At December 31, 2013, our accumulated deficit was approximately $273 million. Our operating losses since inception and the insufficiency of our existing capital resources to fund our planned operations for a twelve month period raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2013 with respect to this uncertainty. Since 1992, we have been engaged primarily in research and development and early-stage commercial activities. Because we have a limited history of commercial operations and we operate in a rapidly evolving industry, we cannot be certain that we will generate sufficient revenue to operate our business and become profitable.

        Our ability to generate revenues in the near-term is highly dependent on the successful commercialization of our biopolymer products, which is subject to many risks and uncertainties as described below. This is our first and only product family in the market. Our other technologies are still in the early stages of development. We may never be able to manufacture and sell other products developed with our technology on a commercial scale. The success of our biobased chemicals and plant crop programs will depend on our ability to obtain suitable partnerships and collaborations for commercialization of those technologies, and our ability to obtain funding from government grants and other sources. Even if we are able to secure manufacturing arrangements for our biopolymers, we expect that it will take time for our manufacturing to ramp up to an economical scale while the market for our products expands. As a result, we expect to have significant losses and negative cash flow for at least the next several years, as we incur additional costs and expenses for the continued development and expansion of our business, including the costs of establishing manufacturing capacity and ongoing expenses of research and product development. The amount we spend will impact our ability to become profitable and this will depend, in part, on the number of new products that we attempt to develop. We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable or achieve significant revenues.

        Even if we can successfully manufacture and sell our products, whether we will be able to generate a profit on any of these products is highly uncertain and depends on a number of factors including the cost of production, the price we are able to charge for these products, and the emergence of competing products.

Our use of losses may be subject to limitations and the tax liability of our Company may be increased.

        At December 31, 2013, the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of approximately $237 million and $149 million, respectively. The Company's existing federal and state net operating loss carryforwards begin to expire in 2019 and 2014, respectively. The Company also had available research and development credits for federal and state income tax purposes of approximately $5 million and $4 million, respectively. Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed an evaluation of its ownership changes through December 31, 2012 and has determined that its NOL and R&D credit carryforwards as of that date were not subject to an annual limitation under Section 382. The Company has not currently completed an evaluation of ownership changes through December 31, 2013. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation. Because we will, during 2014, require significant additional funding to continue our operations, we may enter into a financing transaction which would be considered an ownership change for purposes of Section 382. Accordingly, no assurance can be given that our NOLs will be fully available to offset future taxable income.

Risks Relating to our Biopolymers Business

We may not be able to obtain sufficient biopolymer manufacturing capacity on a timely or economical basis.

        After termination of the ADM commercial alliance, we retained certain pre-commercial manufacturing equipment for pilot plant production, but we do not currently have a facility for commercial scale manufacturing of biopolymers. We continue to evaluate various manufacturing options. However, our biopolymer manufacturing technology is highly complex. Construction of a new manufacturing facility or modification of an existing facility to make it suitable for our manufacturing process could be time-consuming and expensive. We cannot assure you that we will be able to successfully manufacture biopolymers in a timely or economical manner, or at all. We cannot assure you that we will have the necessary funds to finance the construction or modification of a commercial manufacturing facility, or that we will be able to develop a manufacturing infrastructure in a timely or economical manner, or at all. We may depend on obtaining commercial partners to finance and/or construct commercial manufacturing facilities for biopolymer production.

        Because our commercial manufacturing experience is limited, our future biopolymer manufacturing costs are uncertain and may ultimately be higher than we expect. Further, because of the lead-time required for construction of a manufacturing facility, we may have to make capital investments before we have proven the market demand for our products. If the commercial manufacturing capacity that we build or otherwise obtain is not appropriate to the level of market demand, manufacturing costs may not be economical. If we fail to develop adequate manufacturing capacity and expertise or fail to manufacture biopolymers economically at large scale or in commercial volumes, the commercialization of our biopolymers and our business, financial condition and results of operations will be materially adversely affected. Further, if we fail to obtain or maintain third party toll compounding services on acceptable terms, or to establish our own compounding facility to provide such services in a timely and economical manner, the commercialization of our biopolymers and our business, financial condition and results of operations will also be materially adversely affected. There is the further risk that the quality of the commercial product manufactured for us may not be acceptable on a consistent basis.

We may not be able to obtain raw materials in sufficient quantities or in a timely manner.

        We expect that the production of our PHA biopolymer products will require large volumes of feedstock. ADM was the sole source of the dextrose (corn sugar) that was the primary feedstock for the production of PHA biopolymers under the ADM commercial alliance. With the termination of that alliance, we are now free to explore the use of other feedstocks. However, we cannot predict the future availability of any particular feedstock or be sure that we will be able to purchase it in sufficient quantities, at acceptable prices, or in a timely manner. Many of our current and anticipated products are blends and formulations that incorporate biopolymers and other materials sourced from third parties. If these materials cannot be obtained in sufficient quantities or at acceptable prices, our ability to produce our products may be impaired, the cost of our formulations may increase, and our business will be adversely affected.

Our biopolymer products may not achieve market success.

        We currently have limited customer commitments for commercial quantities of our biopolymer products. Some prospective customers are currently evaluating and testing our products prior to making large-scale purchase decisions. The successful commercialization of our biopolymers is also dependent on our customers' ability to commercialize the end-products that they make from our biopolymers, which may never gain market acceptance.

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

  •
  the speed at which potential customers qualify our biopolymers for use in their products;

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

        We are at an early stage of developing the technology and processes to produce biobased chemicals in plant crops. Our biobased chemical development efforts are also at an early stage. The technological challenges associated with these programs are extraordinary and we may not be able to overcome these challenges. Completion of such development work will require a significant investment of both time and money, if it can be completed at all. In order to obtain the financial resources to complete this work, we will rely on government funding and strategic collaborations, which may not be available on acceptable terms, if at all.

        We cannot predict the costs of producing biobased chemicals in plant crops or through our fermentation and recovery technologies, given the stage of development of these programs. The anticipated methods for manufacturing biobased chemicals are highly complex processes in which a variety of difficulties may arise and there are extensive regulatory requirements to be met. The success of our industrial chemicals program will also depend on the cost of the sugars that we will use as feedstocks, relative to the price of petroleum. Given these uncertainties, we may not be able to successfully produce biobased chemicals in plant crops or through our fermentation and recovery technologies, in an economical manner.

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

        We face and will face substantial competition from a variety of companies in the biodegradable, renewable resource-based plastic segment, as well as from companies in the conventional, non-biodegradable petroleum-based industry segment. Some of their products are suitable for use in a range of products at a price which may be lower than our premium priced product offerings. Many of these companies have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than Metabolix. Our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current or new competitors.

Changes in government regulations may have an adverse effect on demand for our products.

        One of the key markets for our biopolymer products is as compostable and biodegradable substitutes for non-biodegradable petroleum-based plastics. This market is driven in part by laws, regulations and policies designed to encourage or mandate the increased use of biodegradable alternatives to petroleum-based plastics. In addition, we are in the early stage of developing plant crops for co-producing renewable chemicals together with biofuels. The market for biofuels is heavily influenced by governmental laws, regulations and policies mandating or providing incentives for fuel alternatives. There are numerous companies and trade associations that aggressively oppose these policies. The phasing out or elimination of these or similar laws and regulations may adversely affect the demand for the crop-based products we are developing and deter investment in the research and development in such products or biofuels, which would adversely affect our business.

Our products are made using genetically-engineered systems and may be, or may be perceived as being, harmful to human health or the environment.

        Our PHA biopolymers have been produced by genetically-engineered microbes using sugar derived from genetically engineered corn as a feedstock. Our future products may be produced in genetically-engineered crops or through fermentation using genetically-engineered microbes. We may incur liability and/or legal expenses if there are claims that our genetically-engineered crops damage the environment or contaminate other farm crops. Some countries have adopted regulations prohibiting or limiting the production of genetically-engineered crops and the sale of products made using genetically engineered organisms. Such regulations could harm our business and impair our ability to produce biobased polymers in that manner.

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

        Our success will be influenced by the cost of our products relative to petroleum-based plastics and chemicals. The cost of petroleum-based plastic is in part based on the price of petroleum. To date, our PHA biopolymers have been primarily manufactured using corn sugar, an agricultural feedstock. If the price of plant sugar feedstocks were to increase and/or if the price of petroleum decreases, our biobased products may be less competitive relative to petroleum-based plastics and chemicals may not be competitive. A material decrease in the cost of conventional petroleum-based plastics and chemicals may require a reduction in the prices of our products for them to remain attractive in the marketplace or reduce the size of our addressable market.

We face risks associated with our international business activities.

        Our biopolymer materials may be obtained from supply sources outside the U.S. and we expect that a substantial portion of our biopolymer sales will be to customers in Europe. Such international business operations are subject to a variety of risks associated with conducting business internationally, including:

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

        The manufacture, use, sale and marketing of PHA biopolymers is subject to government regulations in the U.S. and other countries, including requirements for government approval of food contact applications, hazardous materials regulations, and environmental, health and safety laws. Plant research is heavily regulated and our plant-crop and biobased chemical products will also be subject to government regulation in our target markets. The failure to comply with governmental regulations or to obtain government approval for our products could have a material adverse effect on our results of operations and financial condition. Governmental regulation or negative publicity could delay, reduce or eliminate market demand for our products which could have a material adverse effect on our results of operations and financial condition.

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

        Our patent position involves complex legal and factual questions. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. Patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Moreover, we may be unable to protect certain of our intellectual property in the United States or in foreign countries, and there will be many countries in which we will choose not to file or maintain patents because of the costs involved. Foreign jurisdictions may not afford the same protections as U.S. law, and we cannot ensure that foreign patent applications will have the same scope as the U.S. patents. Additionally, any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, or circumvented. Our issued patents have expiration dates ranging from 2014 through 2032. Competitors may also design around our technology or develop competing technologies.

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

Risks Relating to Owning our Common Stock

Raising additional funds may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

        If we raise additional funds through equity offerings or offerings of equity-linked securities, including warrants or convertible debt securities, we expect that our existing stockholders will experience significant dilution, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities, including covenants limiting or restricting our ability to incur additional debt or make capital expenditures. If we raise additional funds through strategic partnerships or licensing agreements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

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

        As a result of these factors, our stockholders may not be able to resell their shares at, or above, their purchase price. In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. The valuations of many biotechnology companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of industrial biotechnology or "clean technology" companies could depress our stock price regardless of our results of operations. These factors may have a material adverse effect on the market price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We do not own any real property. We currently lease approximately 28,000 square feet of office and research and development space at 21 Erie Street, Cambridge, Massachusetts. Our lease for this facility expires in May 2020 unless either we, or the landlord, exercises a one-time option to terminate the lease early effective May 2017, with appropriate advance notice. We also lease approximately 13,700 square feet of office and laboratory space at 650 Suffolk Street, Lowell, Massachusetts where the majority of our general and administrative employees are located. Our lease for this facility expires in May 2020, with the option to renew for one five-year period. Our wholly-owned subsidiary, Metabolix GmbH ("GmbH"), leases approximately 2,500 square feet of office space in Cologne, Germany. The lease term for this facility is open-ended but may be terminated by the landlord or GmbH with six months advance notice. Our wholly-owned subsidiary, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada, leases approximately 2,000 square feet of office, laboratory and greenhouse space. MOI's leases for these facilities expire in August 2014.

ITEM 3.    LEGAL PROCEEDINGS

        On March 7, 2012, a purported derivative lawsuit, Childs v. Kouba et al., Civil Action 12-0892 (the "Derivative Action"), was filed in Massachusetts Superior Court for Middlesex County, on behalf of the Company against members of the Company's Board of Directors for alleged breaches of their fiduciary duties. The parties transferred the case to the Business Litigation Session of Massachusetts Superior Court for Suffolk County, where it is now pending under Civil Action No. 13-4406-BLS2. The Derivative Action seeks compensatory damages in an unspecified amount, plaintiff's costs and attorneys' fees, and unspecified equitable or injunctive relief, based on a nearly identical set of alleged facts to those that were asserted in a purported shareholder class action, Hilary Coyne v. Metabolix, Inc., Richard P. Eno, and Joseph Hill, Civil Action 1:12-cv-10318 (the "Class Action"). On September 20, 2013, the United States District Court for the District of Massachusetts dismissed the Class Action in full and with prejudice. Defendants currently expect to file their motion to dismiss the Derivative Action on April 21, 2014.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the NASDAQ Global Market under the symbol "MBLX." The following table sets forth, for the period indicated, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market, for our two most recent fiscal years:

	Common Stock Price
	2013		2012
	High	Low	High	Low
First Quarter	$2.58	$1.31	$6.10	$2.34
Second Quarter	2.33	1.35	3.20	1.80
Third Quarter	1.70	1.20	2.32	1.32
Fourth Quarter	1.94	0.75	2.19	1.07

        The close price of our common stock, as reported by the NASDAQ Global Market, was $1.42 on March 24, 2014.

Stockholders

        As of March 22, 2014, there were 34,365,227 shares of our common stock outstanding held by 54 stockholders of record.

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

Unregistered Sales of Securities

        On October 4, 2013, the Company issued 64,687 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as excluded securities.

        On December 19, 2013, the Company's Board of Directors granted the following awards to Joseph Shaulson in connection with his agreement to serve as a member of the Company's Board of Directors on that date and as an inducement for him to accept employment with the Company as its President and Chief Executive Officer starting in January 2014: (i) a nonqualified stock option to purchase 1,150,000 shares of the Company's common stock with an exercise price equal to $1.33 per share; (ii) restricted stock units that represent a contingent right to receive up to 600,000 shares of the Company's common stock upon the achievement of certain stock price and revenue based targets as set forth in Mr. Shaulson's employment agreement; and (iii) the right to purchase 250,000 shares of the Company's common stock within 30 days after commencement of Mr. Shaulson's employment with the Company at a price equal to $1.20 per share. On January 28, 2014, Mr. Shaulson exercised his right to purchase the 250,000 shares of common stock at an aggregate exercise price of $300,000. We deem these sales and issuances of securities and these grants and exercises of stock options as exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        During the quarter ended December 31, 2013, there were no repurchases made by us or on our behalf, or by any "affiliated purchasers," of shares of our common stock.

Stock Performance Graph

        This graph compares the percentage change in cumulative total stockholder return (change in stock price plus reinvested dividends) on our common stock with the cumulative total return for the NASDAQ Composite Index and the NASDAQ Biotechnology index for the periods set below. This graph assumes a $100 investment in our common stock at a closing price of $12.72 per share on December 31, 2008. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Metabolix, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Year ended December 31,
	2008	2009	2010	2011	2012	2013
Metabolix, Inc.	$100.00	$86.87	$95.68	$35.77	$11.64	$9.91
NASDAQ Composite	100.00	144.84	170.58	171.34	200.03	283.43
NASDAQ Biotechnology	100.00	104.67	112.89	127.04	169.50	288.38

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated statement of operations data for the years ended December 31, 2013, 2012, and 2011 and balance sheet data as of December 31, 2013 and 2012 have been derived from our consolidated financial statements and related notes, which are included elsewhere in this report, and have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as indicated in their report. The selected consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited financial statements that are not included in this report. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year ended December 31,
	2013	2012		2011	2010	2009
	(In thousands, except share and per share data)
Statement of operations data:
Total revenue	$5,394	$42,316	(1)	$1,425	$448	$1,425
Costs and expenses:
Cost of product revenue	3,026	1,426		—	—	—
Research and development expenses	19,127	23,177		24,445	23,673	24,471
Selling, general and administrative expenses	13,743	14,110		15,841	15,714	15,683

Total costs and expenses	35,896	38,713		40,286	39,387	40,154

Income (loss) from operations	(30,502)	3,603		(38,861)	(38,939)	(38,729)
Other income, net	(4)	27		76	136	772

Net income (loss)	$(30,506)	$3,630		$(38,785)	$(38,803)	$(37,957)

Net income (loss) per share, basic	$(0.88)	$0.11		$(1.24)	$(1.45)	$(1.62)
Net income (loss) per share, diluted	$(0.88)	$0.11		$(1.24)	$(1.45)	$(1.62)
Number of shares used in per share calculations, basic	34,471,301	34,217,298		31,257,376	26,773,755	23,435,264
Number of shares used in per share calculations, diluted	34,471,301	34,279,779		31,257,376	26,773,755	23,435,264

(1)
In 2012, we recognized $38.9 million of deferred revenue associated with the termination of our commercial alliance with Archer Daniels Midland Company.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Information:
Cash, cash equivalents and short-term investments	$19,209	$43,773	$76,855	$61,574	$92,202
Total assets	26,738	53,510	82,912	66,771	97,554
Long-term deferred revenue	—	—	35,944	36,207	37,299
Other long-term obligations	145	186	340	493	649
Total liabilities	6,340	6,170	43,449	43,095	42,510
Accumulated deficit	(272,538)	(242,032)	(245,662)	(206,877)	(168,074)
Total stockholders' equity	20,398	47,340	39,463	23,676	55,044

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

        All dollar amounts are stated in thousands.

 Overview

        Metabolix is an innovation-driven bioscience company focused on delivering sustainable solutions to the plastics and chemicals industries. We have core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science, and we have assembled these capabilities in a way that has allowed us to integrate our biotechnology research with real world chemical engineering and industrial practice. In addition, we have created an extensive intellectual property portfolio to protect our innovations and, together with our technology, to serve as a valuable foundation for future industry collaborations.

        Our targeted markets of plastics and chemicals offer substantial opportunity for innovation and value creation. Our strategy is based on the performance and differentiation of our materials. With proprietary biopolymer formulations we aim to address unmet needs of our customers and leverage the distinctive properties of our PHAs to improve critical product qualities and enable our customers to enhance the value of their products and/or achieve savings through their value chain. As such, we are positioning our biopolymers as advanced specialty materials that offer a broad and attractive range of properties and processing options compared to other bioplastics or performance additives. In addition, we are also leveraging our technology to utilize renewable feedstocks to produce biobased industrial chemicals for high value applications as alternatives to the primary synthetic routes currently deployed by the chemical industry. We believe that a substantial global market opportunity exists to develop and commercialize our technology to produce advanced biopolymer and biobased industrial chemical products.

        Metabolix was formed to leverage the ability of natural systems to produce complex biopolymers from renewable resources. We have focused on a family of biopolymers found in nature called polyhydroxyalkanoates ("PHAs"), which occur naturally in living organisms and are chemically similar to polyesters. We have demonstrated the production of PHAs at industrial scale to produce PHA biopolymers and PHA precursors to biobased industrial chemicals. We have also demonstrated the production of polyhydroxybutyrate ("PHB"), a subclass of PHAs, in agriculturally significant non-food crops.

PHA Biopolymers Platform

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

        After ADM terminated the Telles joint venture early in 2012, we retained significant rights and assets associated with the PHA biopolymers business, which we used to relaunch the business with a new business model and a restructured biopolymers team that retained core capabilities in technology, manufacturing and marketing. We hold exclusive rights to the Metabolix technology and intellectual property used in the joint venture. We acquired all of Telles's product inventory and compounding raw materials, all product certifications and all product trademarks including MirelTM and MveraTM, and we retained all co-funded pilot plant equipment in locations outside of the ADM commercial manufacturing facility in Clinton, Iowa. Today, we are focused on high value performance biopolymers and are in the process of identifying and securing the manufacturing capability needed to commercialize these products.

        During 2012, we took key steps toward implementing the new business model for our PHA biopolymers business. We worked closely with our core customers to supply product from existing inventory as a bridge to new supply. We evaluated the potential applications for our biopolymer products and narrowed our market development focus to certain high value market segments: (i) performance additives, including film and bag applications; and (ii) functional biodegradation. In March 2012, we began directly recording product sales and shipping product from inventory to our customers. During the second half of 2012, we developed, sampled and launched a compostable film grade resin, and a polymeric modifier for polyvinyl chloride ("PVC"). We also established Metabolix GmbH, a subsidiary located in Cologne, Germany, to serve as a focal point for our commercial activities in Europe. This location is intended to enable us to directly access the European market, which is the largest for bioplastics.

        During 2013, we continued to use existing biopolymer inventory as well as biobased and biodegradable polymers sourced from third parties to continue developing the market and to supply new and existing customers. In the second half of 2013, we broadened our offering of film resins with the launch of Mvera B5010, a certified compostable resin for film and bag applications, and the launch of Mvera B5011, a certified compostable film resin for film and bag applications requiring transparency. We also launched I6003rp, a new polymeric modifier and processing aid for recycled PVC. Throughout 2013, we worked closely with customers developing applications using our materials.

        During 2013 we also engaged in discussions and collaborations with potential customers and suppliers in Asia to expand our relationships there. In July 2013, we formalized a Memorandum of Understanding ("MOU") with Samsung Fine Chemicals, a company based in South Korea with complementary biopolymer products and complementary regional positioning to Metabolix. Under the MOU, we each fund our respective costs separately, but work together with the goal of expanding the global market for biodegradable polymers. Our MOU with Samsung also provides access to additional biodegradable polymers that we can use in resin formulations designed to deliver the best performance and value to targeted customer applications. The MOU is not a binding commitment and may be terminated at any time by either party without liability or obligations to the other party.

        In 2014, we plan to increase our efforts in the areas of performance additives based on PHAs. We also expect to build on the performance, biodegradability and biobased content attributes of our PHA biopolymers as we continue to develop biobased and biodegradable resins for film and bag applications and for functional biodegradation applications based on PHAs and other biodegradable materials.

        We will also continue to explore alternative options for biopolymer manufacturing with a supply chain properly sized to our business. In 2013, we conducted due diligence on several potential manufacturing sites, and we expect to select a site in 2014. Once our PHA supply chain is fully established, this captive capacity combined with access to additional biobased and biodegradable materials sourced from third parties, will allow us to continue formulating proprietary high-performance solutions for our target segments. However, our present capital resources are not sufficient to fund our planned operations for a twelve month period. We will, during 2014, require significant additional funding to continue our operations. Based on our current plans and projections, which remain subject to numerous uncertainties, we anticipate raising $50-60 million over the next 12-15 months. The timing, structure and vehicles for obtaining this financing are under consideration and it may be accomplished in stages. Although we cannot guarantee the availability of financing, our goal is to use this capital to build an intermediate scale specialty materials business based on PHA additives that serves as the foundation for our longer-range plans and the future growth of our business. Failure to receive additional funding will force us to delay, scale back or otherwise modify our business and manufacturing plans, sales and marketing efforts, research and development activities and other operations, and/or seek strategic alternatives.

Biobased Industrial Chemicals Platform.

        For our second platform, we are developing C4 and C3 chemicals from biobased sources, as opposed to the fossil fuels that are used to produce most industrial chemicals today. Our process for creating biobased industrial C4 and C3 chemicals involves engineering metabolic pathways into microbes that, in a fermentation process, produce specific PHA structures that serve as precursors for these chemicals. Through our PHA technology, we are able to control the microbe biology to achieve high concentrations of specific PHAs that accumulate inside cells as they metabolize sugars. This intracellular accumulation of the biopolymers inside the microbes is a unique and differentiating aspect of our technology. When the fermentation is completed, we use a novel internally developed recovery process known as "FAST" (fast-acting, selective thermolysis) that converts the biopolymer directly to the target chemical using heat.

        In the C4 program, we have produced biobased gamma butyrolactone ("GBL") at pilot scale and demonstrated a chemical profile that meets or exceeds the existing industrial specifications. In 2012, we completed the preliminary design for a commercial scale plant to enable production of biobased GBL which, through an established conversion process, the biobased GBL can be further converted to biobased butanediol ("BDO"). This plan, which could be implemented under a potential future collaboration, includes specifications for all of the components of our fermentation and recovery process.

        We believe that developing and commercializing biobased C3 chemicals could represent another attractive application of our technology. In 2012, after completing an analysis of the global market for acrylic acid, a C3 chemical, we continued scale up of fermentation and optimization of microbial strains to produce biobased C3 chemicals. We also successfully demonstrated recovery of acrylic acid from dried biomass using the "FAST" process in our Cambridge laboratory and provided sample quantities of dried biomass for conversion to biobased acrylic acid for customer evaluation. While significant work remains to be done, particularly around scale-up of the "FAST" process for commercial quantities of biobased acrylic acid, this is another opportunity that could be pursued under a potential future collaboration.

        In 2013, we achieved three technical milestones in our biobased chemicals program. We demonstrated a process to efficiently recover ultra-high purity GBL from fermentation broth and showed that our C4 technology can be adapted to produce deuterated bio-GBL. We also demonstrated that our C3 and C4 microbial strains and fermentation processes are suitable for production of biobased chemicals based on second generation feedstocks, or cellulosic sugars.

        While we believe that strategic alliances will be required to successfully commercialize C3 and C4 chemicals, there can be no assurance that we will be successful in establishing or maintaining suitable partnerships. We plan to continue seeking such alliances in 2014, with the goal to secure funding from potential partners to continue development of our biobased industrial chemical processes.

Crops Platform.

        In our third technology platform, we are harnessing the renewable nature of plants to make renewable chemicals and bioenergy from crops. The focal point of our crop technology efforts is around PHB, the simplest member of the broad PHA family of biopolymers. While applications for PHAs have focused mainly on their use as biodegradable bioplastics, these polymers have a number of other unique features that will allow their use in other applications, such as the production of chemical intermediates and their use as value-added animal feeds. We are working to create proprietary systems to produce PHB in high concentration in the leaves of biomass crops or in the seeds of oilseed crops for these multiple applications. In doing this, we have been developing tools and intellectual property around enhancing the photosynthetic capacity of plants, a core capability for improved crop yield.

        Our work in crops highlights our leading edge technical capabilities, and researchers at Metabolix have designed novel, multi-gene expression systems to increase production of PHB in plant tissue. The science behind this shift in metabolism is complex since the goal is to significantly increase production of PHB to be viable at industrial scale without impairing the ability of the plant to thrive in its natural environment. In 2011, Metabolix was awarded a $6 million grant by the U.S. Department of Energy ("DOE") to engineer switchgrass to produce 10 percent PHB, by weight, in the whole plant and to develop methods to thermally convert the PHB-containing biomass to crotonic acid and a higher density residual biomass fraction for production of bioenergy. During 2012 and 2013, Metabolix was awarded additional grants for leading-edge crop research targeting multi-gene expression and transformation of plants including important biofuel and food crops. Funding from these additional grants is expected to total approximately $1.6 million and will run through 2014.

        In 2014, we plan to continue to identify additional sources of grant funding while we advance research under our existing grants, focused primarily on increasing PHB production in switchgrass and developing a thermal conversion process to recover crotonic acid. We may also seek to establish alliances with industry partners to commercially exploit this platform and the intellectual property we have gained in our work in this area. However, there can be no assurance that we will be successful in establishing or maintaining suitable partnerships.

        We have incurred significant losses since our inception. As of December 31, 2013, our accumulated deficit from inception to date was $272,538 and total stockholders' equity was $20,398. We recognized a net loss of $30,506 in 2013, net income of $3,630 in 2012, and a net loss of $38,785 in 2011.

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

Government Grants

        As of December 31, 2013, expected gross proceeds of $3,350 remain to be received under our U.S. and Canadian government grants, which include amounts for reimbursement to our subcontractors, as well as reimbursement for our employees' time and benefits, and other expenses related to performance under the grants.

        The status of our United States and Canadian government grants is as follows:

Program Title	Funding Agency	Total Government Funds	Total received through December 31, 2013	Remaining amount available as of December 31, 2013	Contract/Grant Expiration
Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts	Department of Energy	$6,000	$3,553	$2,447	September 2015
Subcontract from University of California (Los Angeles) project funded by ARPA-E entitled "Plants Engineered to Replace Oil: Energy Plant Design"	Department of Energy	566	362	204	September 2014
Capacity Building for Commercial-Scale PHB Camelina Development	National Research Council Canada	243	181	62	March 2014
Subcontract from University of Massachusetts (Amherst) project funded by ARPA-E entitled "Development of a Dedicated High Value Biofuels Crop"	Department of Energy	663	240	423	December 2014
Development of a Sustainable Value Added Fish Feed Using PHB Producing Camelina	National Research Council Canada	89	71	18	March 2014
Screening and Improvement of Polyhydroxybuyrate (PHB) Production Camelina Sativa Lines for Field Cultivation	Canadian Agricultural Adaptation Program (CAAP)	53	24	29	December 2013
Central Innovation Program for Medium-Sized Companies (ZIM)—Cooperation Project (KF)—Development of New PHB Blends for Innovative Applications	AiF Project GmbH	167	—	167	September 2015

Total		$7,781	$4,431	$3,350

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

Revenue Recognition

        During March 2012, we initiated biopolymer product sales to customers for the first time. Our policy is to recognize revenue when evidence of an arrangement exists, title has passed or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Revenue from product sales to customers is recognized when all elements of the sale have been delivered. Our product return policy provides for our discretion in accepting customer product returns during a period of sixty days after product delivery. Until sufficient experience is developed on which to base an estimate of product returns, we defer recognition of product revenue and related costs until the later of (i) the end of the sixty day period or (ii) when the customer payment has been received.

        We recognize government grants received as revenue as the grants are central to the Company's ongoing operations. Revenue is earned as research expenses related to the grants are incurred. Funds received from government grants in advance of work being performed are recorded as deferred revenue until earned.

        We recognized revenue previously received under our former alliance with ADM in accordance with the accounting guidance on revenue recognition and revenue arrangements with multiple deliverables. The ADM arrangement contained multiple elements including obligations for us to provide future compounding services, sales and marketing services, and certain research and development activities. We determined that these elements could not be separated and accounted for individually as separate units of accounting. Therefore, payments received from the ADM alliance through December 31, 2011 were classified as deferred revenue. When the alliance terminated in February of 2012, we had no remaining performance obligations, and as a result, we recognized all of the previously deferred revenue.

        Fees to license the use of our proprietary and licensed technologies are recognized only after both the license period has commenced and the licensed technology, if any, has been delivered to the licensee. Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured, otherwise we recognize royalty revenue upon receipt of payment.

Inventory

        We state inventory at the lower of cost or market and value inventory using the average cost method. We analyze our inventory levels quarterly and write down, as a cost of product revenue, inventory we consider to be in excess of expected sales requirements, that fails to meet commercial sales specifications or that has become obsolete.

Stock-Based Compensation

        The accounting standard for stock-based compensation requires that all stock- based awards to employees be recognized as an expense in the consolidated financial statements and that such expense be measured at the fair value of the award.

        Determining the appropriate fair value model and calculating the fair value of stock-based payment awards requires the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value our option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based awards represent management's best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change, and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 14 to the consolidated financial statements for further discussion on the key assumptions used to determine the fair values of option grants pursuant to the Black-Scholes option pricing model.

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

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

Revenue

	Year ended December 31,
	2013	2012	Change
Revenue from termination of ADM collaboration	$—	$38,885	$(38,885)
Product revenue	2,067	1,211	856
Grant revenue	2,490	1,971	519
Research and development revenue	618	—	618
License fee and royalty revenue	219	249	(30)

Total revenue	$5,394	$42,316	$(36,922)

        Total revenue was $5,394 and $42,316 for the twelve months ended December 31, 2013 and 2012, respectively. During the twelve months ended December 31, 2012, we recognized $38,885 of previously deferred revenue related to our Telles joint venture with ADM that terminated effective February 8, 2012. This deferred revenue, which was previously expected to be recognized over an estimated ten year period as we met our contractual performance obligations, became immediately recognizable upon termination of the joint venture as we had no further performance obligations following termination. During the twelve months ended December 31, 2013 and 2012, we also recognized $2,067 and $1,211, respectively, related to the sale of biopolymer products. The increase of $856 for the twelve months ended December 31, 2013 was primarily attributable to our implementation of our current product revenue recognition policy that resulted in a one-time shift of revenue, effectively pushing out sixty days of product revenue from 2012 to 2013. The Company's product revenue recognition policy is to defer product revenue recognition until the later of sixty days or cash receipt. At December 31, 2013 and December 31, 2012, short-term deferred revenue on the Company's balance sheet included $537 and $786 of deferred product revenue, respectively. During the twelve months ended December 31, 2013, we recognized $2,490 of grant revenue compared to $1,971 in 2012. The increase of $519 in grant revenue for the twelve months ended December 31, 2013 was primarily attributable to new grants that commenced in 2013, including $407 in grant revenue earned from our subcontracted award with the University of California (Los Angeles) and funded by the Department of Energy. During 2013 we recognized $618 in research and development revenue that was attributable to a funded research and development arrangement with a third party that completed during our fiscal quarter ended June 30, 2013. During the twelve months ended December 31, 2013, we recognized $219 of license fee and royalty revenue and license and royalty revenue from related parties compared to $249 for the respective period in 2012.

        We anticipate that product revenue will increase in 2014 as we plan to continue to gain market acceptance for our products, although there will be fluctuations from quarter to quarter. However, failure to receive additional funding during 2014 will force us to delay, scale back or otherwise modify our business and manufacturing plans, sales and marketing efforts, all of which could impact our product sales.

Costs and Expenses

	Year ended December 31,
	2013	2012	Change
Cost of product revenue	$3,026	$1,426	$1,600
Research and development expenses	19,127	23,177	(4,050)
Selling, general, and administrative expenses	13,743	14,110	(367)

Total costs and expense	$35,896	$38,713	$(2,817)

Cost of Product Revenue

        Cost of product revenue was $3,026 and $1,426 for the twelve months ended December 31, 2013 and 2012, respectively. These costs primarily include the cost of inventory associated with product revenue recognized during the respective years. Cost of product revenue also includes the cost of product inventory written down during the respective years due to impairment. We routinely evaluate inventory in order to determine whether its current book value is below the cash value we expect to realize from its sale. During the twelve months ended December 31, 2013 and 2012, we recorded charges of $818 and $138 to cost of product revenue for inventory that we determined was impaired. Cost of product revenue for each year shown also includes the cost of sample inventory shipped to prospective customers, warehousing, product packaging and certain freight charges.

        Although there will be fluctuations from period to period, we expect our overall cost of product revenue will continue to increase during the next twelve months, commensurate with our increasing product sales. However, failure to receive additional funding during 2014 will force us to delay, scale back or otherwise modify our business and manufacturing plans, sales and marketing efforts, all of which could impact our product sales and associated cost of product revenue. In addition, cost of product revenue will increase as our lower cost inventory acquired from Telles is depleted and replaced with our new formulated high-performance products that have higher costs than the material acquired from Telles. We may also incur costs to produce inventory at small scale commercial manufacturing operations either on our own or with third parties. Due to the expected high per unit cost of these smaller scale manufacturing operations, any inventory costs in excess of our expected saleable market price will be immediately expensed as cost of product revenue. We also anticipate that our cost of product revenue as a percentage of product sales will fluctuate during the next twelve months as our sales mix of biopolymer products changes.

Research and Development Expenses

        Research and development expenses were $19,127 and $23,177 for the twelve months ended December 31, 2013 and 2012, respectively. The decrease of $4,050 over fiscal 2012 was primarily attributable to decreases in material production costs, employee compensation and related benefit expenses, consulting, and depreciation expense. Material production costs are primarily associated with our efforts to establish pilot manufacturing operations, including manufacturing of demonstration batches, for our biodegradable plastics and industrial chemicals products under development. Expenses related to material production costs were $2,159 and $4,455 for the twelve months ended December 31, 2013 and 2012, respectively. The decrease of $2,296 was primarily due to charges incurred during 2012 in connection with a terminated manufacturing demonstration agreement with a third party that were not repeated during 2013. Employee compensation and related benefit expenses were $11,045 and $12,047 for the twelve months ended December 31, 2013 and 2012, respectively. The decrease of $1,002 was primarily attributable to costs associated with our restructuring during the first quarter of 2012. Consulting costs decreased to $156 from $539 for the twelve months ended December 31, 2013 and 2012, respectively. The reduction of $383 was primarily due to our completion of a research project in 2012, as well as discontinued use of consultants for certain chemical projects in 2013. Depreciation expense was $831 and $1,164 for the twelve months ended December 31, 2013 and 2012, respectively. The decrease of $333 was primarily due to property and equipment reaching full depreciation, as well as relatively low acquisitions of fixed assets during 2013.

        We expect research and development expenses to remain unchanged during 2014, except that we may incur additional design and engineering costs in connection with the expected selection of a manufacturing site. However, failure to receive additional funding during 2014 will force us to delay, scale back or otherwise modify our business, including our research and development activities.

Selling, General, and Administrative Expenses

        Selling, general, and administrative expenses were $13,743 and $14,110 for the twelve months ended December 31, 2013 and 2012, respectively. The decrease of $367 over fiscal 2012 was primarily attributable to a decline in professional fees and consulting expenses. Professional fees decreased to $2,368 from $2,800 for the twelve months ended December 31, 2013 and 2012, respectively. The decrease of $432 was primarily due to a reduction in fees for patent related activities and a reduction in litigation costs. These reductions were partially offset by increased accounting and auditing fees associated with our expanded activities in Germany and the European Union. Consulting expense decreased to $665 from $792 for the twelve months ended December 31, 2013 and 2012, respectively. The decrease of $127 was attributable to a reduction in marketing and sales consulting services. During the twelve months ended December 31, 2013, reductions in employee compensation and benefit expenses as a result of the Company's 2012 restructuring were offset by approximately $800 of one-time severance, recruiting, and legal transition costs associated with the replacement of our chief executive officer.

        We expect our selling, general and administrative expenses to increase during 2014 as we continue to expand our biopolymer sales and marketing activities. However, failure to receive additional funding during 2014 will force us to delay, scale back or otherwise modify our business, including our sales and marketing activities.

 Other Income (Net)

	Year ended December 31,
	2013	2012	Change
Interest income, net	$51	$124	$(73)
Other expense, net	(55)	(97)	42

Total other income (expense), net	$(4)	$27	$(31)

        Other income (expense), net were expenses of $4 and income of $27 for the years ended December 31, 2013 and 2012, respectively. Other income (expense), net during both periods consisted primarily of income from our investments, offset by investment management and custodial fees.

Comparison of the Years Ended December 31, 2012 and 2011

Revenue

	Year ended December 31,
	2012	2011	Change
Revenue from termination of ADM collaboration	$38,885	$—	$38,885
Product revenue	1,211	—	1,211
Grant revenue	1,971	918	1,053
License fee and royalty revenue	249	507	(258)

Total revenue	$42,316	$1,425	$40,891

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

Research and Development Expenses

        Research and development expenses (including the cost of the ADM collaboration in 2011) were $23,177 and $24,445 for the twelve months ended December 31, 2012 and 2011, respectively. The decrease of $1,268 was primarily attributable to decreases in contract research, employee compensation and related benefit expenses, travel, consulting, licensing and depreciation expense partially offset by an increase in material production costs. Expenses related to material production costs were $4,455 and $2,054 for the twelve months ended December 31, 2012 and 2011, respectively. The increase of $2,401 was primarily due to expenses incurred in connection with a manufacturing demonstration agreement. Contract research was $722 and $2,410 for the twelve months ended December 31, 2012 and 2011, respectively. The decrease of $1,688 was primarily attributable to lower contracted research support provided to the University of Massachusetts (Lowell) and other parties for biopolymer research and development, as a result of the termination of the Telles joint venture. Employee compensation and related benefit expenses were $12,047 and $12,847 for the twelve months ended December 31, 2012 and 2011, respectively. The decrease of $800 was primarily attributable to a decrease in employee headcount in response to the termination of the Telles joint venture. Travel expenses were $318 and $715 for the twelve months ended December 31, 2012 and 2011, respectively. The decrease of $397 was primarily the result of our reduced headcount and cost containment measures enacted by the Company. Consulting costs decreased to $539 from $769 for the twelve months ended December 31, 2012 and 2011, respectively. The reduction of $230 was also primarily due to efforts made to reduce expenses as a result of the termination of the Telles joint venture. Licensing expense decreased to $271 from $532 for the twelve months ended December 31, 2012 and 2011, respectively, as certain licensing fee obligations reached their conclusion. Depreciation expense was $1,164 and $1,381 for the twelve months ended December 31, 2012 and 2011, respectively. The decrease of $217 was primarily due to property and equipment reaching full depreciation.

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

Other Income (Net)

	Year ended December 31,
	2012	2011	Change
Interest income, net	$124	$156	$(32)
Other expense, net	(97)	(80)	(17)

Total other income (expense), net	$27	$76	$(49)

        Other income (expense) net, were income of $27 and $76 for the years ended December 31, 2012 and 2011, respectively. Other income (expense), net during both periods consisted primarily of income from our investments, offset by investment management and custodial fees.

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

        We have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of December 31, 2013, we had an accumulated deficit of $272,538. Our total unrestricted cash, cash equivalents and investments as of December 31, 2013 were $19,209 as compared to $46,281 at December 31, 2012. As of December 31, 2013, we had no outstanding debt.

        Our cash and cash equivalents at December 31, 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of December 31, 2013, we had restricted cash of $619. Restricted cash consists of $494 held in connection with the lease agreement for our Cambridge, Massachusetts facility and $125 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of December 31, 2013, we were in compliance with this policy.

        With the exception of 2012, when the Company recognized $38,885 of deferred revenue from the terminated Telles joint venture, it has recorded losses since its inception, including our fiscal year ended December 31, 2013. The Company held unrestricted cash, cash equivalents and investments of $19,209 at December 31, 2013. Our present capital resources are not sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern. We will, during 2014, require significant additional funding to continue our operations. Failure to receive additional funding could cause us to cease operations, in part or in full. We believe that our existing resources and the cash to be generated from existing grants and expected product sales will be sufficient to meet our projected operating requirements into the third quarter of 2014. However, any significant costs incurred to establish a commercial biopolymer manufacturing facility will shorten this liquidity horizon. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of our biopolymer products as a result of slow market adoption; (b) increases in capital costs and operating expenses related to the establishment and start-up of commercial manufacturing operations either on our own or with third parties; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. In any event, we will require significant additional financing to continue to fund our operations and to support our capital needs. Based on our current plans and projections, which remain subject to numerous uncertainties, we anticipate raising $50-$60 million over the next 12-15 months. The timing, structure and vehicles for obtaining this financing are under consideration and it may be accomplished in stages. Furthermore, we expect that if we issue equity or debt securities to raise additional funds, our existing stockholders will experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, we will be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations and/or seek strategic alternatives. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

        Net cash used in operating activities was $26,648 for the year ended December 31, 2013 compared to net cash of $31,736 and $31,731 used in operating activities during 2012 and 2011, respectively. The cash used during 2013 primarily reflects the net loss for the year partially offset by non-cash expense, including stock-based compensation expense of $3,193, depreciation expense of $928, inventory impairment write-downs totaling $818 and the Company's 401(k) stock matching contribution expense of $397. The decrease in cash used for operating activities during 2013 compared to 2012 of $5,088 partially reflects the Company's purchase of Telles inventory during 2012 for $2,982 and $2,258 in payments made to Antibióticos S.A. for facility improvements, manufacturing equipment and for raw materials for anticipated production of biopolymer demonstration batches.

        Net cash of $19,788 was provided by investing activities during the twelve months ended December 31, 2013, compared to net cash provided by investing activities during 2012 of $25,018 and $8,908 used in investing activities during 2011. Net cash provided by investing activities during the twelve months ended December 31, 2013 include $36,821 provided by the sale and maturity of investments, partially offset by $16,635 used to purchase investments. Net cash provided by investing activities during the twelve months ended December 31, 2012 included $84,303 provided by the sale and maturity of investments, partially offset by $58,933 used to purchase investments.

        Net cash of $14 was provided by financing activities during the twelve months ended December 31, 2013, compared to net cash of $19 and $49,407 provided by investment activities during 2012 and 2011, respectively. Net cash provided by financing activities during 2013 and 2012 was solely attributable to the proceeds received from the exercise of stock options. Net cash provided by financing activities during 2011 was primarily attributable to net proceeds of $49,333 provided from our common stock offering that was completed during May 2011.

Off-Balance Sheet Arrangements

        As of December 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$9,281	$1,449	$2,803	$2,942	$2,087
Purchase obligations	25	25	—	—	—

Total	$9,306	$1,474	$2,803	$2,942	$2,087

        Our primary obligations relate to current office and laboratory space. The lease for our primary facility located on Erie Street in Cambridge Massachusetts will expire in May 2020 unless either we or the landlord exercise a one-time option to terminate the lease early effective May 2017 with appropriate advance notice. We also lease office and laboratory space at 650 Suffolk Street, Lowell, Massachusetts where the majority of our general and administrative employees are located. Our lease for this facility expires in May 2020, with the option to renew for one five-year period. This lease is subject to a one-time option to terminate the lease early effective May 2017 with appropriate advance notice. Our wholly-owned subsidiary, Metabolix GmbH ("GmbH"), leases approximately 2,500 square feet of office space in Cologne, Germany. The lease term for this facility is open-ended but may be terminated by the landlord or GmbH with six months advance notice. Our wholly-owned subsidiary, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada, leases approximately 2,000 square feet of office, laboratory and greenhouse space. MOI's leases for these facilities expire in August 2014.

Related Party Transactions

        We entered into sublicense agreements in 1999 and 2003 with Tepha Inc. ("Tepha"), a related party, to sublicense certain technology to Tepha. The sublicenses contain provisions for us to receive maintenance fees, milestone payments, royalties on product sales and a share of sublicensing revenues received by Tepha.

        See Note 10 to our consolidated financial statements for a full description of our related party transactions.

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

Interest Rate Risk

        We invest in high-quality financial instruments, primarily money market funds, federal agency notes, U.S. treasury notes, investment-grade commercial paper, and corporate debt securities. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. However, in a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable interest rates which would negatively impact our investment income. Exposure to market rate risk for changes in interest rates relates to our unrestricted cash, cash equivalents and investments, totaling $19,209 at December 31, 2013. Based on a hypothetical 10% adverse movement in interest rates, we believe the potential annual losses in future earnings and cash flows would be immaterial.

Currency Exchange Rates

        We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the euro and Canadian dollar. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment, including intercompany loans and payables, in international subsidiaries is reflected in the accumulated other comprehensive (loss) income component of stockholders' equity. If rates of exchange for the euro and Canadian dollar were to have depreciated immediately and uniformly by 10% relative to the U.S. dollar from levels at December 31, 2013, the result would have been a reduction of stockholders' equity of approximately $0.3 million.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2013 our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2014 which is expected to be filed not later than 120 days after the fiscal year end covered by this Form 10-K.

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

    (3)
    Exhibits

      See Item 15(b) below.

  (b)
  The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.3	(1)	Amended and Restated By-laws of the Registrant.

3.4	(5)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Metabolix, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

4.1	(1)	Specimen Stock Certificate for shares of the Registrant's Common Stock.

4.2	(5)	Shareholder Rights Agreement, dated as of July 7, 2009, between Metabolix, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.

4.3	(9)	Amendment No. 1 to Shareholder Rights Agreement, dated as of February 6, 2012, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent.

10.1	†(1)	1995 Stock Plan.

10.1.1	†(1)	1995 Stock Plan, Form of Incentive Stock Option Agreement.

10.1.2	†(1)	1995 Stock Plan, Form of Non-Qualified Stock Option Agreement.

10.2	†(1)	2005 Stock Plan.

10.2.1	†(1)	2005 Stock Plan, Form of Incentive Stock Option Agreement.

Exhibit Number		Description
10.2.2	†(1)	2005 Stock Plan, Form of Non-Qualified Stock Option Agreement.

10.3	†(1)	2006 Stock Option and Incentive Plan.

10.3.1	†(1)	2006 Stock Option and Incentive Plan, Form of Incentive Stock Option Agreement.

10.3.2	†(1)	2006 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Agreement.

10.3.3	†(1)	2006 Stock Option and Incentive Plan, Form of Director Non-Qualified Stock Option Agreement.

10.4	#(1)	License Agreement between the Company and Massachusetts Institute of Technology dated July 15, 1993, as amended.

10.5	†(8)	Amended and Restated Employment Agreement between the Company and Richard P. Eno dated March 17, 2011.

10.6	†(1)	Employment Agreement between the Company and Oliver P. Peoples dated July 20, 2006.

10.6.1	†(7)	First Amendment to Employment Agreement between the Company and Oliver P. Peoples executed December 19, 2008.

10.6.2	†(7)	Second Amendment to Employment Agreement between the Company and Oliver P. Peoples executed February 25, 2009.

10.7	†(4)	Employment Agreement between the Company and Joseph D. Hill executed March 21, 2008.

10.7.1	†(7)	First Amendment to Employment Agreement between the Company and Joseph D. Hill executed December 23, 2008.

10.8	†(12)	Severance Agreement between the Company and Sarah P. Cecil executed July 1, 2013.

10.9	†(6)	Employment Agreement between the Company and Johan van Walsem executed July 9, 2009.

10.9.1	(12)	Letter Agreement between the Company and Johan van Walsem executed on July 12, 2013.

10.10	†(10)	Employment Agreement between the Company and Lynne H. Brum executed November 14, 2011.

10.11	†*	Employment Agreement between the Company and Joseph Shaulson dated December 19, 2013.

10.12	†*	Noncompetition, Confidentiality and Inventions Agreement between the Company and Joseph Shaulson dated December 19, 2013.

10.13	†*	Non-Qualified Stock Option Agreement between the Company and Joseph Shaulson dated December 19, 2013.

10.14	†*	Restricted Stock Unit Award Agreement between the Registrant and Joseph Shaulson dated January 2, 2014.

10.15	†(1)	Form of Employee Noncompetition, Nondisclosure and Inventions Agreement with Oliver P. Peoples and Johan van Walsem.

Exhibit Number		Description
10.16	†(1)	Form of Noncompetition, Nondisclosure and Inventions Agreement between the Registrant Richard P. Eno, Joseph D. Hill, Robert E. Engle, Lynne Brum, and Sarah P. Cecil.

10.17	†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Officers.

10.18	(1)	Lease Agreement between the Registrant and 21 Erie Realty Trust dated as of December 29, 2003 for the premises located at 21 Erie Street, Cambridge, Massachusetts 02139.

10.18.1	*	Second Amendment to Lease between the Company and 21 Erie Realty Trust dated as of October 25, 2013 for the premises located at 21 Erie Street, Cambridge, Massachusetts 02139.

10.19	(2)	Lease between Fortune Wakefield, LLC and Metabolix, Inc. dated March 30, 2007.

10.19.1	(11)	First Amendment of Lease between Fortune Wakefield, LLC and Metabolix, Inc. dated February 29, 2012.

10.19.2	*	Second Amendment of Lease between Fortune Wakefield, LLC and Metabolix, Inc. dated October 24, 2013.

10.20	#(1)	License Agreement between the Company and Tepha, Inc. dated as of October 1, 1999.

10.21	#(1)	License Agreement between the Company and Tepha, Inc. dated as of September 9, 2003.

10.22	#(3)	Exclusive License Agreement between the Company and Abbott Laboratories dated November 12, 2007.

10.23	(9)	Letter Agreement, dated as of February 6, 2012, by and among the Company, Jack W. Schuler, Renate Schuler and the Schuler Family Foundation.

10.24	(14)	Confidential Disclosure Agreement dated February 6, 2013, between the Company and Jack W. Schuler.

10.24.1	*	Amendment and Extension of Confidential Disclosure Agreement between the Company and Jack W. Schuler executed February 5, 2014

14.1	(10)	Metabolix, Inc. Code of Business Conduct and Ethics.

21.1	(13)	Subsidiaries of the Registrant.

23.1	*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
101.1	*	The following financial information from the Metabolix Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL; (i) Consolidated Balance Sheets, December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations, Years Ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss), Years Ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows, Years Ended December 31, 2013, 2012 and 2011; and (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

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

(10)
Incorporated by reference herein to the exhibits to the Company's 2011 Annual Report on Form 10-K filed March 12, 2012 (File No. 001-33133)

(11)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33133)

(12)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-33133)

(13)
Incorporated by reference herein to the exhibits to the Company's 2012 Annual Report on Form 10-K filed March 28, 2013 (File No. 001-33133)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.
March 28, 2014	By:	/s/ JOSEPH SHAULSON Joseph Shaulson President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph H. Shaulson, Joseph D. Hill, and Sarah P. Cecil, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOSEPH SHAULSON Joseph Shaulson	President and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014
/s/ JOSEPH D. HILL Joseph D. Hill	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2014
/s/ PETER N. KELLOGG Peter N. Kellogg	Director	March 28, 2014
/s/ CELESTE B. MASTIN Celeste B. Mastin	Director	March 28, 2014
/s/ OLIVER P. PEOPLES Oliver P. Peoples	Director	March 28, 2014

Name	Title	Date

/s/ ANTHONY J. SINSKEY Anthony J. Sinskey, Sc.D.	Director	March 28, 2014
/s/ MATTHEW STROBECK Matthew Strobeck	Director	March 28, 2014
/s/ ROBERT L. VAN NOSTRAND Robert L. Van Nostrand	Director	March 28, 2014

METABOLIX, INC.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Metabolix, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Metabolix, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has insufficient capital resources available as of December 31, 2013 to fund planned operations through 2014, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 28, 2014

METABOLIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$7,698	$14,572
Short-term investments	11,511	29,201
Inventory	4,074	3,204
Accounts receivable	997	839
Due from related parties	51	75
Unbilled receivables	187	372
Prepaid expenses and other current assets	713	692

Total current assets	25,231	48,955
Restricted cash	619	594
Property and equipment, net	793	1,358
Long-term investments	—	2,508
Other assets	95	95

Total assets	$26,738	$53,510

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$579	$1,233
Accrued expenses	4,892	3,519
Current portion of deferred rent	55	165
Short-term deferred revenue	669	1,067

Total current liabilities	6,195	5,984
Deferred rent, net of current portion	—	55
Other long-term liabilities	145	131

Total liabilities	6,340	6,170

Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at December 31, 2013 and 2012, 34,581,449 and 34,306,570 shares issued and outstanding at December 31, 2013 and 2012, respectively	346	343
Additional paid-in capital	292,661	289,050
Accumulated other comprehensive loss	(71)	(21)
Accumulated deficit	(272,538)	(242,032)

Total stockholders' equity	20,398	47,340

Total liabilities and stockholders' equity	$26,738	$53,510

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue:
Revenue from termination of ADM collaboration	$—	$38,885	$—
Product revenue	2,067	1,211	—
Grant revenue	2,490	1,971	918
Research and development revenue	618	—	—
License fee and royalty revenue	219	249	507

Total revenue	5,394	42,316	1,425

Costs and expenses:
Cost of product revenue	3,026	1,426	—
Research and development	19,127	23,177	24,445
Selling, general, and administrative	13,743	14,110	15,841

Total costs and expenses	35,896	38,713	40,286

Income (loss) from operations	(30,502)	3,603	(38,861)

Other income (net):
Interest income, net	51	124	156
Other expense, net	(55)	(97)	(80)

Total other income (expense), net	(4)	27	76

Net income (loss)	$(30,506)	$3,630	$(38,785)

Net income (loss) per share:
Basic	$(0.88)	$0.11	$(1.24)
Diluted	$(0.88)	$0.11	$(1.24)
Number of shares used in per share calculations:
Basic	34,471,301	34,217,298	31,257,376
Diluted	34,471,301	34,279,779	31,257,376

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss):
Other comprehensive income (loss)	$(30,506)	$3,630	$(38,785)
Change in unrealized gain (loss) on investments	(12)	(3)	20
Change in foreign currency translation adjustment	(38)	(6)	(17)

Total other comprehensive income (loss)	(50)	(9)	3

Comprehensive income (loss)	$(30,556)	$3,621	$(38,782)

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(30,506)	$3,630	$(38,785)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	928	1,298	1,507
Charge for 401(k) company common stock match	397	408	529
Stock-based compensation	3,193	3,807	4,633
Inventory impairment	818	138	—
Changes in operating assets and liabilities:
Inventory	(1,688)	(3,342)	—
Accounts receivable	(158)	(693)	(146)
Unbilled receivable	185	(68)	(296)
Due from related parties	24	236	(71)
Prepaid expenses and other assets	(21)	108	68
Accounts payable	(654)	721	273
Accrued expenses	1,383	(34)	(623)
Deferred rent and long-term liabilities	(151)	(154)	(153)
Deferred revenue	(398)	(37,791)	1,333

Net cash used in operating activities	(26,648)	(31,736)	(31,731)

Cash flows from investing activities
Purchase of property and equipment	(373)	(392)	(895)
Proceeds from sale of equipment	—	12	—
Change in restricted cash	(25)	28	—
Purchase of investments	(16,635)	(58,933)	(107,477)
Proceeds from sale and maturity of short-term investments	36,821	84,303	99,464

Net cash provided by (used in) investing activities	19,788	25,018	(8,908)

Cash flows from financing activities
Proceeds from options exercised	14	19	74
Proceeds from public stock offering, net of issuance costs	—	—	49,333

Net cash provided by financing activities	14	19	49,407

Effect of exchange rate changes on cash and cash equivalents	(28)	(6)	(17)
Net increase (decrease) in cash and cash equivalents	(6,874)	(6,705)	8,751
Cash and cash equivalents at beginning of period	14,572	21,277	12,526

Cash and cash equivalents at end of period	$7,698	$14,572	$21,277

The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock			Accumulated other Comprehensive Income (loss)
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance, December 31, 2010	26,895,389	$269	$230,299	$(15)	$(206,877)	$23,676
Exercise of common stock options	21,851	—	74	—	—	74
Non-cash stock-based compensation expense	—	—	4,633	—	—	4,633
Issuance of common stock for 401k match	68,558	1	528	—	—	529
Issuance of common stock upon public offering, net of offering costs of $2,360	7,130,000	71	49,262	—	—	49,333
Change in unrealized loss on investments	—	—	—	20	—	20
Effect of foreign currency translation	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(38,785)	(38,785)

Balance, December 31, 2011	34,115,798	$341	$284,796	$(12)	$(245,662)	$39,463

Exercise of common stock options	11,436	—	19	—	—	19
Non-cash stock-based compensation expense	—	—	3,807	—	—	3,807
Issuance of common stock for 401k match	179,336	2	428	—	—	430
Change in unrealized loss on investments	—	—	—	(3)	—	(3)
Effect of foreign currency translation	—	—	—	(6)	—	(6)
Net income	—	—	—	—	3,630	3,630

Balance, December 31, 2012	34,306,570	$343	$289,050	$(21)	$(242,032)	$47,340

Exercise of common stock options	7,550	—	14	—	—	14
Non-cash stock-based compensation expense	—		3,193	—	—	3,193
Issuance of common stock for 401k match	267,329	3	404	—	—	407
Change in unrealized gain on investments	—	—	—	(12)	—	(12)
Effect of foreign currency translation	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	(30,506)	(30,506)

Balance, December 31, 2013	34,581,449	$346	$292,661	$(71)	$(272,538)	$20,398

        The accompanying notes are an integral part of these consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share and per share amounts)

1. Nature of Business

        Metabolix, Inc. (the "Company") is an innovation-driven bioscience company which is focused on delivering sustainable solutions to the plastics and chemicals industries. The Company has core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science, and has assembled these capabilities in a way that has allowed the integration of biotechnology with chemical engineering and industrial practice. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company's competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, the need to obtain additional funding, and compliance with government regulations.

        The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. However, with the exception of 2012, when the Company recognized $38,885 of deferred revenue from the terminated Telles joint venture, it has recorded losses since its inception, including its fiscal year ended December 31, 2013. As of December 31, 2013, the Company held unrestricted cash, cash equivalents and investments of $19,209. The Company's present capital resources are not sufficient to fund its planned operations for a twelve month period, and therefore, raise substantial doubt about its ability to continue as a going concern. The Company will, during 2014, require significant additional funding to continue its operations. Based on current plans and projections, which remain subject to numerous uncertainties, the Company anticipates raising additional funds over the next 12-15 months. The timing, structure and vehicles for obtaining this level of financing are under consideration by the Company and may be accomplished in stages. The Company's goal, however, is to use this capital to build an intermediate scale specialty materials business based on PHA additives that serves as the foundation for its longer range plans and future growth of its biopolymers business. Failure to receive additional funding will force the Company to delay, scale back or otherwise modify its business and its manufacturing plans, its sales and marketing efforts, research and development activities and other operations, and/or seek strategic alternatives. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company believes that its existing resources and the cash to be generated from existing grants and expected product sales will be sufficient to meet its projected operating requirements into the third quarter of 2014. However, any significant costs incurred to establish a commercial biopolymer manufacturing facility will shorten this liquidity horizon. The Company continues to face significant challenges and uncertainties and, as a result, its available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of its biopolymer products as a result of slow market adoption; (b) increases in capital costs and operating expenses related to the establishment and start-up of commercial manufacturing operations either on its own or with third parties; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make to its business strategy; (e) changes in the Company's research and development spending plans; and (f) other items affecting the Company's forecasted level of expenditures and use of cash resources. In any event, the Company will, during 2014, require significant additional financing to continue to fund its operations and to support its capital needs. Management of the Company will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. However, there is

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

1. Nature of Business (Continued)

uncertainty regarding whether the Company can successfully execute these actions, and it can provide no assurance that it will. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company's existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions were eliminated, including transactions with Metabolix GmbH, the Company's wholly-owned subsidiary that became operational in Germany during early 2013. Telles, LLC ("Telles"), the Company's former joint venture with Archer Daniels Midland Company ("ADM") that terminated in early 2012, was not consolidated by the Company.

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

Investments

        The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less at the date of purchase to be cash equivalents, and all investments purchased with an original maturity date of ninety days or more at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments. All other investments are classified as long-term. At December 31, 2013 and December 31, 2012, investments consisted of U.S. Treasury securities and debt securities of the U.S. government. All investments were classified as available for sale as of December 31, 2013 and 2012. See Note 5 for further discussion on investments.

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

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Restricted Cash

        The Company had restricted cash in the amount of $619 and $594 at December 31, 2013 and 2012, respectively. At December 31, 2013, restricted cash consisted of $494 held in connection with the lease agreement for the Company's Cambridge, Massachusetts facility and $125 held in connection with the Company's corporate credit card programs. At December 31, 2012, restricted cash consisted of $494 held in connection with the lease agreement for the Company's Cambridge, Massachusetts facility and $100 held in connection with the Company's corporate credit card program.

Foreign Currency Translation

        Foreign denominated assets and liabilities of the Company's wholly-owned foreign subsidiaries are translated into U.S. dollars at the prevailing exchange rates in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are recorded in the accumulated other comprehensive income (loss) in the consolidated balance sheet.

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

        The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary. At December 31, 2013, the Company's worldwide accounts and unbilled receivables include $552 or 46% from government grants and $528 or 44% from customer product sales. At December 31, 2013, the Company's REFABB grant with the Department of Energy represented 56% of billed and unbilled receivables from government grants and no single product customer represented more than 23% of total product receivables. At December 31, 2012, the Company's worldwide accounts and unbilled receivables included $561 or 46% from government grants and $535 or 44% from customer product sales. At December 31, 2012, one customer represented 41% of accounts receivable due from product sales.

Fair Value Measurements

        The carrying amounts of the Company's financial instruments as of December 31, 2013 and 2012, which include cash equivalents, investments, accounts receivable, unbilled receivables, due from related

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

parties, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 6 for further discussion on fair value measurements.

Segment Information

        The accounting guidance for segment reporting establishes standards for reporting information on operating segments in annual financial statements. The Company operates in one segment, which is the business of developing and commercializing technologies for the production of polymers and chemicals in plants and in microbes. The Company's chief operating decision-maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company's consolidated operating results. As of December 31, 2013 and 2012, less than 10% of the Company's combined total assets were located outside of the United States. In addition, the reported net income (loss) outside of the United States was less than 10% of the combined net income (loss) of the consolidated Company.

Inventory

        The Company's adopted inventory policies are to state inventory at the lower of cost or market and to value inventory using the average cost method. The Company analyzes its inventory levels quarterly and writes down, to cost of product revenue, inventory it considers to be in excess of expected sales requirements, fails to meet commercial sales specifications or that has become obsolete.

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

        The Company accounts for operating lease incentive payments received from a lessor in accordance with the accounting standard on accounting for leases. The Company records incentive payments received from its landlords as deferred rent and amortizes these amounts as reductions to lease expense over the lease term.

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

        During March 2012, the Company initiated biopolymer product sales to customers for the first time. The Company's policy is to recognize revenue when evidence of an arrangement exists, title has passed or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Revenue from product sales to customers is recognized when all elements of the sale have been delivered. The Company's product return policy provides for discretion in accepting customer product returns during a period of sixty days after product delivery. Until sufficient experience is developed on which to base an estimate of product returns, the Company defers recognition of product revenue and related costs until the later of (i) the end of the sixty day period or (ii) when the customer payment has been received. The Company includes deferred cost of product revenue in inventory. As of December 31, 2013 and December 31, 2012, the Company's deferred product revenue and associated cost of product revenue are shown below:

	Year ended December 31,
	2013	2012
Deferred product revenue	$537	$786
Deferred cost of product revenue	$476	$219

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

Stock-Based Compensation

        The Company accounts for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which require that all share-based payments to employees and members of the Board of Directors, be recognized in the statement of operations based on their fair values. Compensation cost is based on the grant-date fair value of the award, adjusted for estimated forfeitures, and is recognized on a straight-line basis over the period during which the recipient is required to provide service in exchange for the award. See Note 14 for a description of the types of stock-based awards granted, the compensation expense related to such awards and detail of equity-based awards outstanding.

Basic and Diluted Net Loss per Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Common stock equivalents include stock options and warrants. Diluted net loss per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, there is no difference in basic and dilutive loss per share.

        Shares used to calculate diluted earnings per share for the three years ended December 31, 2013, 2012 and 2011, respectively, are shown below:

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income (loss)	$(30,506)	$3,630	$(38,785)
Denominator:
Weighted average number of common shares outstanding	34,471,301	34,217,298	31,257,376
Effect of dilutive securities:
Stock options	—	62,481	—

Dilutive potential common shares	—	62,481	—

Shares used in calculating diluted earnings per share	34,471,301	34,279,779	31,257,376

        The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the years ended December 31, 2013, 2012 and 2011, respectively, are shown below:

	Year ended December 31,
	2013	2012	2011
Options	6,201,429	5,579,042	3,858,685
Warrants	4,086	4,086	4,086

Total	6,205,515	5,583,128	3,862,771

Income Taxes

        The Company follows the accounting guidance on accounting for income taxes which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized. See Note 15 for further discussion of income taxes.

Recent Accounting Standards Changes

        In July 2013, the Financial Accounting Standards Board, or FASB, issued updated accounting guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

in settlement of the uncertain tax position. In addition, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The update is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements.

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02). This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective for reporting periods beginning after December 15, 2012. The adoption of this standard did not have an impact on the Company's financial position or results of operations. Reclassification adjustments were insignificant for all periods presented.

Reclassifications

        Certain amounts reported in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements.

3. Significant Collaborations

        The Company follows the accounting guidance for collaborative arrangements which require that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. The Company evaluates its collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. During the three years ended December 31, 2013, the Company had one significant collaboration arrangement with Archer Daniels Midland Company whereby the Company received payments and applied revenue recognition accounting guidance to the payments received and recorded corresponding costs as operating expenses. This arrangement ended in February 2012.

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

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

4. Inventory

        The components of the Company's biopolymer inventories are as follows:

	Year ended December 31
	2013	2012
Raw materials	$537	$640
Work-in-process	—	2
Finished goods	3,537	2,562

Total inventory	$4,074	$3,204

        Included within finished goods at December 31, 2013 and December 31, 2012, are $476 and $257, respectively, of inventory that the Company has sold and shipped to customers for which the Company has not yet recognized revenue under its product revenue recognition policy. During the years ended December 31, 2013 and 2012, the Company recorded impairment charges to cost of product revenue of $818 and $138, respectively, for raw material and finished goods inventory that it determined was unlikely to be sold or converted to future sellable product based on quality, customer demand and current sales forecasts.

5. Investments

        Investments consist of the following:

		Unrealized
	Amortized Cost			Market Value
		Gain	(Loss)
December 31, 2013
Short-term investments
Government-sponsored enterprises	$11,510	$1	$—	$11,511

Total	$11,510	$1	$—	$11,511

December 31, 2012
Short-term investments
Government sponsored enterprises	$29,189	$12	$—	$29,201
Long-term investments
Government-sponsored enterprises	2,507	1	—	2,508

Total	$31,696	$13	$—	$31,709

        The average maturity of our marketable securities available-for-sale as of December 31, 2013 and 2012 was two and four months, respectively.

6. Fair Value Measurements

        The Company has certain financial assets recorded at fair value which have been classified as Level 1or 2 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

6. Fair Value Measurements (Continued)

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

        The Company's financial assets classified as Level 2 have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. Because the Company's investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2013 and 2012.

        The tables below present information about the Company's assets that are measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2013
Cash equivalents:
Money market funds	$6,332	$—	$—	$6,332
Short-term investments:
Government securities	—	11,511	—	11,511

Total	$6,332	$11,511	$—	$17,843

	Fair value measurements at reporting date using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2012
Cash equivalents:
Money market funds	$11,157	$—	$—	$11,157
Government securities	—	2,015	—	2,015
Short-term investments:
Government securities	—	29,201	—	29,201
Long-term investments:
Government securities	—	2,508	—	2,508

	$11,157	$33,724	$—	$44,881

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

7. Property and Equipment, Net

        Property and equipment consisted of the following:

	Year ended December 31,
	2013	2012
Equipment	$4,868	$5,151
Furniture and fixtures	227	227
Leasehold improvements	2,652	2,641
Software	381	381

Total property and equipment, at cost	8,128	8,400
Less: Accumulated depreciation	(7,335)	(7,042)

Property and equipment, net	$793	$1,358

        Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $928, $1,298 and $1,507 respectively. The Company had no equipment under capital leases as of December 31, 2013 or 2012.

8. Accrued Expenses

        Accrued expenses consist of the following:

	Year ended December 31,
	2013	2012
Employee compensation and benefits	$2,595	$2,379
Commercial manufacturing	815	229
Professional services	578	301
Other	904	610

Total accrued expenses	$4,892	$3,519

9. Commitments and Contingencies

Leases

        The Company rents its facilities under operating leases, which expire through May 2020. Rental payments under operating leases for the years ended December 31, 2013, 2012 and 2011 were $1,662, $1,814 and $1,808, respectively. The deferred rent liability recorded on the Company's balance sheet at December 31, 2013 and 2012 includes the unamortized balance of the landlord incentive payments and the cumulative difference between actual facility lease payments and lease expense recognized ratably

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

9. Commitments and Contingencies (Continued)

over the operating lease period. At December 31, 2013, the Company's future minimum payments required under operating leases are as follows:

Year ended December 31,	Minimum lease payment
2014	$1,449
2015	1,383
2016	1,419
2017	1,454
2018 and thereafter	3,576

Total	$9,281

Litigation

        On March 7, 2012, a purported derivative lawsuit, Childs v. Kouba et al., Civil Action 12-0892 (the "Derivative Action"), was filed in Massachusetts Superior Court for Middlesex County, on behalf of the Company against members of the Company's Board of Directors for alleged breaches of their fiduciary duties. The parties transferred the case to the Business Litigation Session of Massachusetts Superior Court for Suffolk County, where it is now pending under Civil Action No. 13-4406-BLS2. The Derivative Action seeks compensatory damages in an unspecified amount, plaintiff's costs and attorneys' fees, and unspecified equitable or injunctive relief, based on a nearly identical set of alleged facts to those that were asserted in a purported shareholder class action, Hilary Coyne v. Metabolix, Inc., Richard P. Eno, and Joseph Hill, Civil Action 1:12-cv-10318 (the "Class Action"). On September 20, 2013, the United States District Court for the District of Massachusetts dismissed the Class Action in full and with prejudice. The defendants currently expect to file their motion to dismiss the Derivative Action on April 21, 2014.

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

10. Related Party Transactions

Tepha Inc.

        During 1999 and 2003, the Company entered into sublicense agreements with Tepha Inc. ("Tepha"), to sublicense technology to Tepha. The Company's directors, Matthew Strobeck and Anthony J. Sinskey, serve on the Board of Directors of Tepha. Under the agreement, the Company also receives royalties on net sales of licensed products and sublicensing revenues received by Tepha, subject to a minimum payment each year.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

10. Related Party Transactions (Continued)

        The Company engaged in various transactions with Tepha, and recognized license and royalty revenues of $149, $149 and $444, from Tepha for the years ended December 31, 2013, 2012, and 2011, respectively. The Company had outstanding receivable balances of $51 and $75 at December 31, 2013 and 2012, respectively.

11. Preferred Stock

        The Company's certificate of incorporation, as amended and restated, authorizes it to issue up to 5,000,000 shares of $0.01 par value preferred stock. As of December 31, 2013 and 2012, no preferred stock was issued or outstanding.

12. Common Stock

Common Stock Issuances

        During May 2011, the Company completed a public offering of 7,130,000 shares of its common stock at a price of $7.25 per share. Net proceeds were $49,333 after deducting underwriting discounts, commissions and offering costs of $2,360. The Company used the proceeds from the offering for working capital and other general corporate purposes.

Warrants

        In connection with signing a lease agreement in 2004, the Company issued the landlord warrants to purchase 4,086 shares of common stock at an exercise price of $3.30 per share. The warrants expire ten years from the lease term commencement date. The fair value of these warrants is immaterial. At December 31, 2013, these warrants remained outstanding and exercisable.

13. Shareholder Rights Plan

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

        In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock to shareholders of record as of the close of business on July 8, 2009. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the outstanding shares of common stock or if a person commences a tender offer that would result in that person owning 15% or more of the common stock. If a person becomes an "acquiring person," each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company's preferred stock which are equivalent to shares of common stock having twice the exercise price of the Right. If the Company is acquired in a merger or other business combination

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

13. Shareholder Rights Plan (Continued)

transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the Right.

        On February 6, 2012, the Company entered into a letter agreement (the "Schuler Agreement") with Jack W. Schuler, Renate Schuler and the Schuler Family Foundation, a tax-exempt private operating foundation of which Jack W. Schuler and Renate Schuler serve as two of the three directors (collectively, the "Schuler Stockholders"). The Schuler Stockholders may be deemed to have aggregate beneficial ownership of up to 5,091,295 shares, or approximately 14.7%, of the Company's outstanding common stock, par value $0.01 per share (the "common stock").

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

14. Stock-Based Compensation

        The Company adopted a stock plan in 1995 (the "1995 Plan"), which provided for the granting of incentive stock options, nonqualified stock options, stock awards, and opportunities to make direct purchases of stock, to employees, officers, directors and consultants of the Company. In June 2005, the 1995 Plan was terminated and the Company adopted a new plan (the "2005 Plan"). No further grants or awards were subsequently made under the 1995 Plan. A total of 907,679 options were awarded from the 1995 Plan, and as of December 31, 2013, 29,192 of these options remain outstanding and eligible for future exercise and continue to be governed by the terms of the 1995 Plan.

        The 2005 Plan provided for the granting of incentive stock options, nonqualified stock options, stock awards, and opportunities to make direct purchases of stock, to employees, officers, directors and consultants of the Company. In November 2006, the 2005 Plan was terminated and the Company adopted a new plan (the "2006 Plan"). No further grants or awards were subsequently made under the 2005 Plan. A total of 1,619,134 options were awarded from the 2005 Plan, and as of December 31, 2013, 231,229 of these options remain outstanding and eligible for future exercise and continue to be governed by the terms of the 2005 Plan.

        The 2006 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The 2006 Plan states that not more than 10,000,000 shares shall be issued under the plan. A total of 8,677,227 options have been awarded from the 2006 Plan and as of December 31, 2013, 5,941,008 of these options remain outstanding and eligible for future exercise.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

14. Stock-Based Compensation (Continued)

        Options granted under the 1995 Plan, the 2005 Plan and the 2006 Plan (the "Plans") generally vest ratably over periods of two to four years from the date of hire for new employees, or date of award for existing employees, or date of commencement of services with the Company for nonemployees, and generally expire ten years from the date of issuance. The Company's policy is to issue new shares upon the exercise of stock options.

        The Company's Board of Directors granted on December 19, 2013, a stock option for the purchase of 1,150,000 shares of common stock to Joseph Shaulson in connection with his agreement to serve as a member of the Company's Board on that date and as an inducement for him to accept employment with the Company as its President and Chief Executive Officer starting in January 2014. This option was not granted under any of the Plans. The option has an exercise price equal to the fair market value of the Company's common stock at the date of grant, and it has a four-year vesting schedule in which 25%, 25% and 50% of the option vests on the 2nd, 3rd and 4th anniversary dates, respectively, of Mr. Shaulson commencing employment. The Company assessed the terms of this award and determined there was no possibility that it would have to settle this award in cash and, therefore, equity accounting was applied.

        A summary of the activity related to the shares of common stock covered by outstanding options under the Plans follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic value
Balance at December 31, 2012	5,579,042	$6.68
Granted	1,654,315	1.64
Exercised	(7,550)	1.82
Forfeited	(670,291)	2.11
Expired	(354,087)	9.26

Balance at December 31, 2013	6,201,429	5.68	6.09	$—

Vested and expected to vest at December 31, 2013	6,009,973	5.79	6.04	—
Exercisable at December 31, 2013	3,913,834	7.49	5.18	—

        The weighted average grant date fair value per share of options granted during fiscal years 2013, 2012, and 2011 was $1.14, $1.46 and $5.02, respectively. The total intrinsic value of options exercised was $2, $15 and $81 for the years ended December 31, 2013, 2012 and 2011, respectively.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

14. Stock-Based Compensation (Continued)

        A summary of information about the shares of common stock covered by outstanding and exercisable options under the Plans at December 31, 2013 follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
$1.27 - 1.48	240,400	9.65	$1.41	15,610	$1.40
1.55 - 1.55	1,045,000	7.56	1.55	600,000	1.55
1.56 - 1.69	1,038,479	6.69	1.68	358,018	1.66
1.74 - 2.46	360,014	7.41	2.09	190,189	2.11
2.66 - 2.66	866,949	6.60	2.66	380,256	2.66
2.72 - 7.25	737,997	5.15	5.98	561,599	6.12
7.31 - 9.77	668,092	5.26	8.95	602,927	8.93
10.08 - 14.49	872,086	4.07	12.49	832,823	12.42
14.53 - 23.99	342,412	3.72	18.86	342,412	18.86
24.97 - 24.97	30,000	3.39	24.97	30,000	24.97

	6,201,429	6.09	5.68	3,913,834	7.49

Expense Information for Employee Stock Option Awards

        The Company recognized stock-based compensation expense, related to employee stock option awards, including awards to members of the Board of Directors, of $3,193, $3,825 and $4,621 for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there was approximately $3,544 of pre-tax stock-based compensation expense; net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.02 years.

        For the years ended December 31, 2013, 2012 and 2011, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

Year Ended December 31,
	2013	2012	2011
Expected dividend yield	—	—	—
Risk-free rate	0.71% - 2.05%	0.67% - 1.15%	0.88% - 2.38%
Expected option term (in years)	6.0 - 6.1	5.3 - 5.5	5.5 - 5.6
Volatility	84% - 85%	84% - 87%	77% - 80%

        For the years ended December 31, 2013 and 2012, the Company determined its volatility assumption based on actual market price fluctuations experienced during its trading history. For the year ended December 31, 2011 expected volatility was estimated based on the Company's historical volatility benchmarked against the historical volatilities of a peer group of similar public companies.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

14. Stock-Based Compensation (Continued)

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

        For the years ended December 31, 2013, 2012 and 2011, the expected term of the options is based upon evaluation of historical and expected future exercise behavior.

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

Expense Information for Non-employee Stock Option Awards

        During the years ended December 31, 2011, the Company granted stock options to purchase 34,500 shares of common stock to non-employee consultants. No stock options were awarded to non-employees during the years ended December 31, 2013 and 2012, and all remaining non-employee awards were cancelled in early 2012 in connection with the Company's restructuring. Compensation expense related to non-employee options previously awarded were recognized over a period of four years and vested quarterly, contingent upon future services being provided by the consultants to the Company. The amount of non-employee stock compensation expense recorded by the Company for each of the two years ended December 31, 2012 was insignificant.

15. Income Taxes

        The components of profit (loss) before provision for income taxes consist of the following:

	Year Ended December 31,
	2013	2012	2011
Domestic	$(28,200)	$3,502	$(38,872)
Foreign	(2,295)	72	30

Profit (loss) before taxes	$(30,495)	$3,574	$(38,842)

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

15. Income Taxes (Continued)

        The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance. Significant components of the Company's net deferred tax assets are as follows:

	Year Ended December 31,
	2013	2012
Deferred Tax Assets:
Net operating loss carryforward	$81,699	$72,016
Capitalization of research and development expense	1,945	2,763
Credit carryforwards	8,118	7,024
Depreciation	2,403	2,603
Non-Qualified Stock Options	4,437	4,213
Other temporary differences	1,813	1,958

Total deferred tax assets.	100,415	90,577
Valuation allowance	(100,405)	(90,558)
Net deferred tax assets	10	19
Deferred Tax Liabilities:
Other temporary differences	(10)	(19)

Net deferred tax loss	$—	$—

        The items accounting for the difference between the income tax benefit computed at the federal statutory rate of 34% and the provision for income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
Federal income tax at statutory federal rate	34.0%	34.0%	34.0%
State taxes	3.5%	7.8%	5.0%
Permanent differences	(1.9)%	19.6%	(2.4)%
Tax credits	2.7%	(10.5)%	2.4%
State rate change on deferred balances	(0.4)%	3.1%	1.4%
Expiration of net operating losses and credits	(5.8)%	49.2%	(1.6)%
Other	0.2%	9.8%	1.0%
Change in valuation allowance	(32.3)%	(113.0)%	(39.8)%

Total	0.00%	0.00%	0.00%

        The Company follows the accounting guidance for income taxes including guidance, which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of December 31, 2013, 2012 and 2011.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

15. Income Taxes (Continued)

        The tax years 2010 through 2013 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. Additionally, the Company can be audited for any loss year up to three years after the year in which the loss is utilized to offset taxable income. This would include loss years prior to 2010.

        The Company's policy is to record estimated interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2013, 2012 and 2011, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

        At December 31, 2013, the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of approximately $236,705 and $148,783, respectively. Included in the federal and state net operating loss carryforwards is approximately $19,213 of deductions related to the exercise of stock options subsequent to the adoption of amended accounting guidance related to stock-based compensation. This amount represents an excess tax benefit as defined under the amended accounting guidance related to stock-based compensation and has not been recorded as a deferred tax asset. The Company's existing federal and state net operating loss carryforwards begin to expire in 2019 and 2014, respectively. The Company also had available research and development credits for federal and state income tax purposes of approximately $5,281 and $3,920, respectively. These federal and state research and development credits will begin to expire in 2019 and 2016, respectively. As of December 31, 2013, the Company also had available investment tax credits for state income tax purposes of $86, which begin to expire in 2014. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.

        Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed an evaluation of its ownership changes through December 31, 2012 and has determined that its NOL and R&D credit carryforwards as of that date were not subject to an annual limitation under Section 382. The Company has not currently completed an evaluation of ownership changes through December 31, 2013. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

        No additional provision has been made for U.S. income taxes related to the undistributed earnings of the wholly-owned subsidiaries of Metabolix, Inc. or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries. As such, earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practical to estimate the additional income taxes related to permanently reinvested

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

15. Income Taxes (Continued)

earnings or the basis differences related to investment in subsidiaries. Unremitted earnings at December 31, 2013 and December 31, 2012 approximated $273 and $252, respectively.

16. Employee Benefits

        The Company maintains a 401(k) savings plan in which substantially all of its regular U.S. employees are eligible to participate. Participants may contribute up to 60% of their annual compensation to the plan, subject to eligibility requirements and annual IRS limitations. The Company's plan provides for a matching contribution in common stock of up to 4.5% of a participant's total compensation dependent upon the level of participant contributions made during the plan year. Pursuant to this plan, the Company issued 267,329, 179,336 and 68,558 shares of common stock during the twelve months ended December 31, 2013, 2012 and 2011, respectively, and recorded $397, $408 and $529, respectively, of related expense. Company contributions are fully vested upon issuance.

17. U.S. Department of Energy Grant

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

        During the years ended December 31, 2013, 2012 and 2011, the Company recognized $1,640, $1,578 and $515 in revenue related to this grant, respectively.

18. Restructuring

        In connection with the termination of the Telles joint venture with ADM, in 2012, the Company restructured its biopolymers business and downsized its operations. The Company recognized $920 of restructuring charges during its fiscal year ended December 31, 2012 and there were no remaining balances accrued for restructuring charges at either December 31, 2012 or December 31, 2013.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

19. Geographic Information

        The geographic distribution of the Company's revenues and long-lived assets from continuing operations is summarized as follows:

	U.S.	Canada	Germany	Eliminations	Total
Year Ended December 31, 2013
Net revenues to unaffiliated customers	$4,222	$273	$899	$—	$5,394
Inter-geographic revenues	928	794	—	(1,722)	—

Net revenues	$5,150	$1,067	$899	$(1,722)	$5,394

Identifiable long-lived assets	$752	$41	$—	$—	$793
Year Ended December 31, 2012
Net revenues to unaffiliated customers	$42,136	$180	$—	$—	$42,316
Inter-geographic revenues	—	737	—	(737)	—

Net revenues	$42,136	$917	$—	$(737)	$42,316

Identifiable long-lived assets	$1,309	$49		$—	$1,358
Year Ended December 31, 2011
Net revenues to unaffiliated customers	$1,300	$125	$—	$—	$1,425
Inter-geographic revenues	—	859	—	(859)	—

Net revenues	$1,300	$984	$—	$(859)	$1,425

Identifiable long-lived assets	$2,185	$91	$—	$—	$2,276

        Foreign revenue is based on the country in which the Company's legal subsidiary is domiciled. During 2013, revenue earned from the Company's REFABB grant with U.S. Department of Energy totaled $1,640 and represented 30% of total revenue for the year. Revenue earned from three additional customers represented 13%, 12% and 11%, respectively.

METABOLIX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share amounts)

20. Summary of Quarterly Financial Data (unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2013
Total revenues	$1,943	$1,706	$855	$890
Loss from operations	(6,785)	(7,857)	(7,242)	(8,618)
Net loss	(6,763)	(7,866)	(7,251)	(8,626)
Basic net loss per share	(0.20)	(0.23)	(0.21)	(0.24)
Diluted net loss per share	(0.20)	(0.23)	(0.21)	(0.24)
2012
Total revenues	$39,322 (1)	$923	$674	$1,397
Income (loss) from operations	28,823	(7,957)	(7,743)	(9,520)
Net income (loss)	28,840	(7,948)	(7,745)	(9,517)
Basic net income (loss) per share	0.84	(0.23)	(0.23)	(0.28)
Diluted net income (loss) per share	0.84	(0.23)	(0.23)	(0.28)

Full year amounts may not sum due to rounding.

(1)
In 2012, the Company recognized $38,885 of deferred revenue associated with the termination of its commercial alliance with Archer Daniels Midland Company. See Note 3 to these financial statements for a more detailed explanation for the Company's recognition of this deferred revenue.