Form 10-Q
period 2014-03-31
METABOLIX, INC.
filed 2014-05-15
CIK 1121702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of May 9, 2014 was 34,993,744.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended March 31, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$3,606	$7,698
Short-term investments	6,812	11,511
Inventory	3,756	4,074
Accounts receivable, net	446	997
Due from related parties	—	51
Unbilled receivables	247	187
Prepaid expenses and other current assets	1,147	713
Total current assets	16,014	25,231
Restricted cash	619	619
Property and equipment, net	700	793
Other assets	95	95
Total assets	$17,428	$26,738

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$505	$579
Accrued expenses	2,616	4,892
Current portion of deferred rent	14	55
Short-term deferred revenue	770	669
Total current liabilities	3,905	6,195
Other long-term liabilities	148	145
Total liabilities	4,053	6,340

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at March 31, 2014 and December 31, 2013, 34,889,055 and 34,581,449 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	349	346
Additional paid-in capital	293,816	292,661
Accumulated other comprehensive loss	(98)	(71)
Accumulated deficit	(280,692)	(272,538)
Total stockholders’ equity	13,375	20,398
Total liabilities and stockholders’ equity	$17,428	$26,738

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Product revenue	$539	$790
Grant revenue	467	724
Research and development revenue	—	380
License fee and royalty revenue	63	49
Total revenue	1,069	1,943

Costs and expenses:
Cost of product revenue	695	557
Research and development	4,900	4,859
Selling, general, and administrative	3,634	3,312
Total costs and expenses	9,229	8,728
Loss from operations	(8,160)	(6,785)

Other income (expense), net:
Interest income, net	5	10
Other income (expense), net	1	12
Total other income (expense), net	6	22
Net loss	$(8,154)	$(6,763)

Net loss per share:
Basic	$(0.23)	$(0.20)
Diluted	$(0.23)	$(0.20)

Number of shares used in per share calculations:
Basic	34,806,797	34,353,277
Diluted	34,806,797	34,353,277

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(8,154)	$(6,763)
Other comprehensive loss:
Change in unrealized loss on investments	(1)	(7)
Change in foreign currency translation adjustment	(26)	(15)
Total other comprehensive loss	(27)	(22)
Comprehensive loss	$(8,181)	$(6,785)

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(8,154)	$(6,763)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	191	295
Charge for 401(k) company common stock match	169	180
Stock-based compensation	785	863
Changes in operating assets and liabilities:
Inventory	318	(420)
Accounts receivables	551	62
Unbilled receivables	(60)	(561)
Due from related party	51	75
Prepaid expenses and other assets	(434)	(18)
Accounts payable	(74)	(1,141)
Accrued expenses	(2,371)	(937)
Deferred rent and other long-term liabilities	(38)	(38)
Deferred revenue	101	(95)
Net cash used in operating activities	(8,965)	(8,498)

Cash flows from investing activities
Purchase of property and equipment	(100)	(64)
Purchase of short-term investments	(1,508)	(5,015)
Proceeds from the sale and maturity of short-term investments	6,206	19,520
Net cash provided by investing activities	4,598	14,441

Cash flows from financing activities
Proceeds from options exercised	300	5
Net cash provided by financing activities	300	5

Effect of exchange rate changes on cash and cash equivalents	(25)	(8)

Net increase (decrease) in cash and cash equivalents	(4,092)	5,940
Cash and cash equivalents at beginning of period	7,698	14,572
Cash and cash equivalents at end of period	$3,606	$20,512

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2014 and 2013.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2014.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, with the exception of 2012, when the Company recognized $38,885 of deferred revenue from the terminated Telles joint venture, it recorded losses since its inception, including its fiscal quarter ended March 31, 2014.

As of March 31, 2014, the Company held unrestricted cash, cash equivalents and investments of $10,418. The Company’s present capital resources are not sufficient to fund its planned operations for a twelve month period, and therefore, raise substantial doubt about its ability to continue as a going concern. The Company will, during 2014, require significant additional financing to continue to fund its operations and to support its capital needs. Based on current plans and projections, which remain subject to numerous uncertainties, the Company intends to raise additional funds over the next 12 to 15 months. The timing, structure and vehicles for obtaining this financing are under consideration by the Company and it may be accomplished in stages. The Company’s goal is to use this capital to build an intermediate scale specialty biopolymers business based on PHA additives that will serve as the foundation for its longer range plans and future growth of its business. Failure to receive additional funding by the end of June 2014, will force the Company to delay, scale back or otherwise modify its business and its manufacturing plans, its sales and marketing efforts, research and development activities and other operations, and/or pursue strategic alternatives. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company continues to face significant challenges and uncertainties and, as a result, its available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of its biopolymer products as a result of slow market adoption; (b) increases in capital costs and operating expenses related to the establishment and start-up of commercial manufacturing operations either on its own or with third parties; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make to its business strategy; (e) changes in the Company’s research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. If the Company issues equity or debt securities to raise additional funds, (i) the Company may incur fees associated with such issuance, (ii) its existing stockholders will experience dilution from the issuance of new equity securities, (iii) the Company may incur ongoing interest expense and (iv) the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. In addition, utilization of the Company’s net operating loss and research and development credit carryforwards would likely be subject to significant annual limitations under Section 382 of the Internal Revenue Code of 1986 due to cumulative ownership changes resulting from financing transactions. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company.

2. ACCOUNTING POLICIES

There has been no material changes in accounting policies since the Company’s fiscal year ended December 31, 2013, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.

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

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At March 31, 2014, the Company’s accounts and unbilled receivables include $284 or 41% from U.S. and Canadian government grants and $409 or 59% from customer product sales. At March 31, 2014, the Company’s REFABB grant with the Department of Energy represented 34% of total receivables.

At December 31, 2013, the Company’s worldwide accounts and unbilled receivables include $552 or 46% from government grants and $528 or 44% from customer product sales. At December 31, 2013, the Company’s REFABB grant with the Department of Energy represented 56% of total receivables.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), clarifying the applicable guidance for the release of the cumulative translation adjustment. ASU 2013-05 was effective for the Company in the period beginning January 1, 2014. The adoption of this update did not have a material impact on the consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 was effective for the Company beginning January 1, 2014 and the adoption of this standard did not have a material impact on the consolidated financial statements.

4. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Common stock equivalents include stock options and warrants. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method.  In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported there is no difference in basic and diluted loss per share.

Shares used to calculate diluted earnings per share are as follows:

	Three months ended March 31,
	2014	2013

Numerator:
Net loss	$(8,154)	$(6,763)

Denominator:
Weighted average number of common shares outstanding	34,806,797	34,353,277
Effect of dilutive securities:
Stock options	—	—
Dilutive potential common shares	—	—
Shares used in calculating diluted earnings per share	34,806,797	34,353,277

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2014 and 2013, respectively, are shown below:

	Three Months Ended
	March 31,
	2014	2013
Options	7,476,840	5,736,970
Warrants	4,086	4,086
Total	7,480,926	5,741,056

5. INVENTORY

The components of biopolymer inventories are as follows:

	March 31, 2014	December 31, 2013
Raw materials	$929	$537
Work-in-process	2	—
Finished goods	2,825	3,537
Total inventory	$3,756	$4,074

Included within finished goods at March 31, 2014 and December 31, 2013, are $413 and $476, respectively, of inventory that the Company has sold and shipped to customers for which the Company has not yet recognized revenue under its product revenue recognition policy. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value, reducing the value of inventory for excess and obsolete inventory based upon certain assumptions made about future customer demand, quality and possible alternative uses. During the three months ended March 31, 2014 and 2013, there were no impairment charges recorded to cost of product revenue.

6. INVESTMENTS

Investments consist of the following:

	Amortized	Unrealized		Market
	Cost	Gain	(Loss)	Value
March 31, 2014
Short-term investments:
Government sponsored enterprises	$6,811	$1	$—	$6,812
Total	$6,811	$1	$—	$6,812

	Amortized	Unrealized		Market
	Cost	Gain	(Loss)	Value
December 31, 2013
Short-term investments:
Government sponsored enterprises	$11,510	$1	$—	$11,511
Total	$11,510	$1	$—	$11,511

The average maturity of the Company’s marketable securities available-for-sale as of March 31, 2014 and December 31, 2013 was two months.

7. FAIR VALUE MEASUREMENTS

The Company has certain financial assets recorded at fair value which have been classified as either Level 1 or 2 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date.  Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input.  At March 31, 2014 and December 31, 2013, the Company did not own any Level 3 financial assets.

The Company’s financial assets classified as Level 2 have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2014 or December 31, 2013.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2014
Cash equivalents:
Money Market funds	$35	$—	$—	$35
Short-term investments:
Government securities	—	6,812	—	6,812
Total	$35	$6,812	$—	$6,847

	Fair value measurements at reporting date using
	Quoted prices in active		Significant
	markets for identical	Significant other	unobservable
	assets	observable inputs	inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Cash equivalents:
Money market funds	$6,332	$—	$—	$6,332
Short-term investments:
Government securities	—	11,511	—	11,511
Total	$6,332	$11,511	$—	$17,843

The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less at the date of purchase to be cash equivalents, and investments purchased with an original maturity date of ninety days or more at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments.  All other investments are classified as long-term.  There were no long-term investments as of March 31, 2014 and December 31, 2013.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2014	December 31, 2013
Employee compensation and benefits	$1,573	$2,595
Commercial manufacturing	138	815
Professional services	370	578
Other	535	904
Total accrued expenses	$2,616	$4,892

9. STOCK-BASED COMPENSATION

Employee and Director Stock Options

The Company recognized stock-based compensation expense, related to employee stock option awards, of $785 and $863 for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was approximately $3,790 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.72 years.

The Company’s Board of Directors granted on December 19, 2013, a stock option for the purchase of 1,150,000 shares of common stock to its prospective Chief Executive Officer in connection with his agreement to serve as a member of the Company’s Board on that date and as an inducement for him to accept employment with the Company starting in January 2014. This option was not granted under any of the Company’s stock option plans. The option has an exercise price equal to the fair market value of the Company’s common stock at the date of grant, and it has a four-year vesting schedule (subject to certain accelerated and continued vesting events) in which 25%, 25% and 50% of the option vests on the 2nd, 3rd and 4th anniversary dates, respectively, of his commencing employment on January 2, 2014.  The shares underlying this option were registered with the Securities and Exchange Commission on March 28, 2014.

The Company’s Chief Executive Officer also agreed to purchase 250,000 shares of the Company’s common stock at a price 10% below the closing price of the Company’s common stock on December 19, 2013 (subject to a one-year holding period). This represented an option that was agreed to pursuant to his employment agreement and not under any of the Company’s stock option plans.  In January 2014, the Chief Executive Officer purchased the shares for an aggregate price of $300,000.

A summary of option activity for the three months ended March 31, 2014 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2013	6,201,429	$5.68
Granted	1,970,125	1.29
Exercised	(250,000)	1.20
Forfeited	(377,658)	2.72
Expired	(66,483)	2.70
Outstanding at March 31, 2014	7,477,413	4.85

Options exercisable at March 31, 2014	4,248,500	$7.11

Weighted average grant date fair value of options granted during the three months ended March 31, 2014		$0.84

For the three months ended March 31, 2014 and 2013, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Three Months Ended
	March 31,
	2014	2013
Expected dividend yield	—	—
Risk-free rate	0.01% - 2.41%	0.92%
Expected option term (in years)	5.31	5.95
Volatility	84%-85%	85%

Restricted Stock Units

On January 2, 2014, the Company awarded 600,000 restricted stock units to the Chief Executive Officer.  These restricted stock units contain both market and performance conditions which are based on the achievement of certain stock price and revenue targets, respectively.  The restricted stock units vest in various percentages over three years (subject to certain accelerated and continued vesting events) once the agreed-upon stock price and/or revenue based targets are achieved.  To the extent that the market or performance conditions are not met by January 2, 2016, the restricted stock units will be forfeited.

The Company estimated the fair value and derived service period of the awards using a Monte Carlo valuation model.  The Company is recognizing compensation expense for this award over its requisite service period, which is equal to the cumulative time expected to achieve one of the triggering conditions followed by a three year post-triggering event vesting period.

10. COMMITMENTS AND CONTINGENCIES

Litigation

On March 7, 2012, a purported derivative lawsuit, Childs v. Kouba et al., Civil Action 12-0892 (the “Derivative Action”), was filed in Massachusetts Superior Court for Middlesex County, on behalf of the Company against members of the Company’s Board of Directors for alleged breaches of their fiduciary duties. The parties transferred the case to the Business Litigation Session of Massachusetts Superior Court for Suffolk County, where it is now pending under Civil Action No. 13-4406-BLS2. The Derivative Action seeks compensatory damages in an unspecified amount, plaintiff’s costs and attorneys’ fees, and unspecified equitable or injunctive relief, based on a nearly identical set of alleged facts to those that were asserted in a purported shareholder class action, Hilary Coyne v. Metabolix, Inc., Richard P. Eno, and Joseph Hill, Civil Action 1:12-cv-10318 (the “Class Action”). On September 20, 2013, the United States District Court for the District of Massachusetts dismissed the Class Action in full and with prejudice. The defendants filed a motion to dismiss the Derivative Action, which plaintiffs opposed, and on which the court has not yet ruled.

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

As of March 31, 2014, less than 10% of the Company’s combined total assets were located outside of the United States and the reported net loss outside of the United States for the three months ended March 31, 2014 and 2013 was less than 10% of the combined net loss of the consolidated Company.

The geographic distribution of the Company’s revenues and long-lived assets from continuing operations is summarized as follows:

	U.S.	Canada	Germany	Eliminations	Total
Three Months Ended March 31, 2014:
Net revenues from unaffiliated customers	$576	$37	$456	$—	$1,069
Inter-geographic revenues	—	178	—	(178)	—
Net revenues	$576	$215	$456	$(178)	$1,069

Three Months Ended March 31, 2013:
Net revenues from unaffiliated customers	$1,847	$96	$—	$—	$1,943
Inter-geographic revenues	—	204	—	(204)	—
Net revenues	$1,847	$300	$—	$(204)	$1,943

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three months ended March 31, 2014 and 2013, revenue earned from the Company’s REFABB grant with the U.S. Department of Energy totaled $269 and $338, respectively, and represented 25% and 47%, respectively, of total revenue for the quarter.  Product customers comprising 10% or more of the Company’s total revenues include one customer at 11% for the three months ended March 31, 2014 and none for the respective period in 2013.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Germany	Eliminations	Total
March 31, 2014	$670	$30	$—	$—	$700
December 31, 2013	$752	$41	$—	$—	$793

12. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three months ended March 31, 2014 and 2013, the Company did not recognize any tax expense or benefit due to its continued net operating loss position.  Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax assets.

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of March 31, 2014 or December 31, 2013.

The tax years 2010 through 2013 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. Additionally, the Company can be audited for any loss year up to three years after the year in which the loss is utilized to offset taxable income.  This would include loss years prior to 2010.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2014, and December 31, 2013, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

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

Utilization of the net operating loss and research and development credit carryforwards likely will be subject to significant annual limitation under Section 382 of the Internal Revenue Code of 1986 due to cumulative ownership changes that have occurred previously or that likely will occur in the future in connection with the Company’s financing plans. Such ownership changes would limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed an evaluation of its ownership changes through December 31, 2012 and has determined that its NOL and R&D credit carryforwards as of that date were not subject to an annual limitation under Section 382. The Company has not currently completed an evaluation of ownership changes through March 31, 2014.

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

14. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc., a related party, and recorded $25 and $25 of license and royalty revenue during the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, the Company had no outstanding receivables due from Tepha.  There was outstanding receivables of $51 as of December 31, 2013.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: future financial performance and position and management’s strategy, plans and objectives for research and development, product development, and commercialization of current and future products, including the commercialization of our biopolymer products. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, dependence on establishing a manufacturing source for our products, risks related to the development and commercialization of new and uncertain technologies, risks associated with our protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth below under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our targeted markets of plastics and chemicals offer substantial opportunity for innovation and value creation. Our strategy is based on the performance and differentiation of our materials. With proprietary biopolymer formulations we aim to address unmet needs of our customers and leverage the distinctive properties of our PHAs to improve critical product qualities and enable our customers to enhance the value of their products and/or achieve savings through their value chain. As such, we are positioning our biopolymers as advanced specialty materials that offer a broad and attractive range of properties and processing options compared to other bioplastics or performance additives. In addition, we are leveraging our technology to utilize renewable feedstocks to produce biobased industrial chemicals for high value applications as alternatives to the primary synthetic routes currently deployed by the chemical industry. We believe that a substantial global market opportunity exists to develop and commercialize our technology to produce advanced biopolymer and biobased industrial chemical products.

Metabolix was formed to leverage the ability of natural systems to produce complex biopolymers from renewable resources. We have focused on a family of biopolymers found in nature called polyhydroxyalkanoates, or (“PHAs”), which occur naturally in living organisms and are chemically similar to polyesters. We have demonstrated the production of PHAs at the industrial scale to produce PHA biopolymers and PHA precursors to biobased industrial chemicals. We have also demonstrated the production of polyhydroxybutyrate (“PHB”), a subclass of PHAs, in agriculturally significant non-food crops.

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

After ADM terminated the Telles joint venture early in 2012, we retained significant rights and assets associated with the PHA biopolymers business, which we used to relaunch the business with a new business model and a restructured biopolymers team that retained core capabilities in technology, manufacturing and marketing. We hold exclusive rights to the Metabolix technology and intellectual property used in the joint venture. We acquired all of Telles’s product inventory and compounding raw materials, all product certifications and all product trademarks including MirelTM and MveraTM, and we retained all co-funded pilot plant equipment in locations outside of the ADM commercial manufacturing facility in Clinton, Iowa. Today, we are focused on high value performance biopolymers and are in the process of identifying and securing the manufacturing capability needed to commercialize these products.

During 2012, we took key steps toward implementing the new business model for our PHA biopolymers business. We worked closely with our core customers to supply product from existing inventory as a bridge to new supply. We evaluated the potential applications for our biopolymer products and narrowed our market development focus to certain high value market segments: (i) performance additives, including film and bag applications; and (ii) functional biodegradation. In March 2012, we began to directly record product sales and to ship product from inventory to our customers. During the second half of 2012, we developed, sampled and launched a compostable film grade resin and a polymeric modifier for polyvinyl chloride (“PVC”).

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

During 2013, we also engaged in discussions and collaborations with potential customers and suppliers in Asia to expand our relationships there. In July 2013, we formalized a Memorandum of Understanding (“MOU”) with Samsung Fine Chemicals, a company based in South Korea with complementary biopolymer products and complementary regional positioning to Metabolix. Under the MOU, we each fund our respective costs separately, but work together with the goal of expanding the global market for biodegradable polymers. Our MOU with Samsung also provides access to additional biodegradable polymers that we can use in resin formulations designed to deliver the best performance and value to targeted customer applications. The MOU is not a binding commitment and may be terminated at any time by either party without liability or obligations to the other party.

In 2014, we plan to increase our efforts in the areas of performance additives based on PHAs. We also expect to build on the performance, biodegradability and biobased content attributes of our PHA biopolymers as we continue to develop biobased and biodegradable resins targeted at applications for PHA performance additives that can improve performance and or reduce cost in other material systems such as PVC, PLA and coated paper.

We will also continue to explore alternative options for biopolymer manufacturing with a supply chain properly sized to our business. In 2013, we conducted due diligence on several potential manufacturing sites, and we expect to select a site in 2014. Once our PHA supply chain is fully established, this captive capacity combined with access to additional biobased and biodegradable materials sourced from third parties will allow us to continue formulating proprietary high-performance solutions for our target segments. As previously noted, our current capital resources are not sufficient to fund our planned operations for a twelve month period, and we will, require significant additional financing to continue to support our operations and capital needs. Based on current plans and projections, which remain subject to numerous uncertainties, we intend to raise $50-$60 million over the next 12 to 15 months. The timing, structure and vehicles for obtaining this financing are under consideration and it may be accomplished in stages. Our goal is to use this capital to build an intermediate scale specialty biopolymers business based on PHA additives that will serve as the foundation for our longer range plans and future growth of our business. Failure to receive additional funding by the end of June 2014, will force us to delay, scale back or otherwise modify our business and our manufacturing plans, our sales and marketing efforts, research and development activities and other operations, and/or pursue strategic alternatives.

For our second platform, we are developing C4 and C3 chemicals from biobased sources, as opposed to the fossil fuels that are used to produce most industrial chemicals today. Our process for creating biobased industrial C4 and C3 chemicals involves engineering metabolic pathways into microbes that, in a fermentation process, produce specific PHA structures that serve as precursors for these chemicals. Through our PHA technology, we are able to control the microbe biology to achieve high concentrations of specific PHAs that accumulate inside cells as they metabolize sugars. This intracellular accumulation of the biopolymers inside the microbes is a unique and differentiating aspect of our technology. When the fermentation is completed, we use a novel internally developed recovery process known as “FAST” (fast-acting, selective thermolysis) that converts the biopolymer directly to the target chemical using heat.

In the C4 program, we have produced biobased gamma butyrolactone (“GBL”) at pilot scale and demonstrated a chemical profile that meets or exceeds the existing industrial specifications. In 2012, we completed the preliminary design for a commercial scale plant to enable production of biobased GBL which, through an established conversion process, the biobased GBL can be further converted to biobased butanediol (“BDO”). This plan, which could be implemented under a potential future collaboration, includes specifications for all of the components of our fermentation and recovery process.

We believe that developing and commercializing biobased C3 chemicals could represent another attractive application of our technology. In 2012, after completing an analysis of the global market for acrylic acid, a C3 chemical, we continued scale up of fermentation and optimization of microbial strains to produce biobased C3 chemicals. We also successfully demonstrated recovery of acrylic acid from dried biomass using the “FAST” process in our Cambridge laboratory and provided sample quantities of dried biomass for conversion to biobased acrylic acid for customer evaluation. While significant work remains to be done, particularly around scale-up of the “FAST” process for commercial quantities of biobased acrylic acid, this is another opportunity that could be pursued under a potential future collaboration.

In 2013, we achieved three technical milestones in our biobased chemicals program. We demonstrated a process to efficiently recover ultra-high purity GBL from fermentation broth and showed that our C4 technology can be adapted to produce deuterated bio-

GBL. We also demonstrated that our C3 and C4 microbial strains and fermentation processes are suitable for production of biobased chemicals based on second generation feedstocks, or cellulosic sugars.

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

Our work in crops highlights our leading edge technical capabilities, and researchers at Metabolix have designed novel, multi-gene expression systems to increase production of PHB in plant tissue. The science behind this shift in metabolism is complex since the goal is to significantly increase production of PHB to be viable at industrial scale without impairing the ability of the plant to thrive in its natural environment. In 2011, Metabolix was awarded a $6 million grant by the U.S. Department of Energy (“DOE”) to engineer switchgrass to produce 10 percent PHB, by weight, in the whole plant and to develop methods to thermally convert the PHB-containing biomass to crotonic acid and a higher density residual biomass fraction for production of bioenergy. During 2012 and 2013, Metabolix was awarded additional grants for leading-edge crop research targeting multi-gene expression and transformation of plants including important biofuel and food crops. Funding from these additional grants is expected to total approximately $1.6 million and will run through 2015.

In 2014, we plan to continue research under grants, focused primarily on increasing PHB production in switchgrass and developing a thermal conversion process to recover crotonic acid. We may also seek to establish alliances with industry partners to commercially exploit this platform and the intellectual property we have gained in our work in this area. However, there can be no assurance that we will be successful in establishing or maintaining suitable partnerships.

As of March 31, 2014, we had an accumulated deficit of $280,692 and total stockholders’ equity was $13,375.

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

Government Grants

As of March 31, 2014, expected gross proceeds of $2,719 remain to be received under our U.S. and foreign government grants, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our United States and foreign government grants is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	March 31, 2014	March 31, 2014	Expiration
Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts	Department of Energy	$6,000	$4,032	$1,968	September 2015
Subcontract from University of California (Los Angeles) project funded by ARPA-E entitled “Plants Engineered to Replace Oil: Energy Plant Design”	Department of Energy	566	465	101	September 2014
Capacity Building for Commercial-Scale PHB Camelina Development	National Research Council Canada	307	211	96	September 2014
Subcontract from University of Massachusetts (Amherst) project funded by ARPA-E entitled “Development of a Dedicated High Value Biofuels Crop”	Department of Energy	663	305	358	December 2014
Development of a Sustainable Value Added Fish Feed Using PHB Producing Camelina	National Research Council Canada	110	71	39	January 2015
Screening and Improvement of Polyhydroxybuyrate (PHB) Production Camelina Sativa Lines for Field Cultivation	Canadian Agricultural Adaptation Program (CAAP)	49	49	—	December 2013
Central Innovation Program for Medium-Sized Companies (ZIM) — Cooperation Project (KF)- Development of New PHB Blends for Innovative Applications	AiF Project GmbH	167	10	157	September 2015
Total		$7,862	$5,143	$2,719

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2014, are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenue

	Three Months Ended
	March 31,
	2014	2013	Change
Product revenue	$539	$790	$(251)
Grant revenue	467	724	(257)
Research and development revenue	—	380	(380)
License fee and royalty revenue	63	49	14
Total revenue	$1,069	$1,943	$(874)

Total revenue was $1,069 and $1,943 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, we recognized $539 and $790, respectively, of revenue related to the sale of biopolymer products.  Product revenue recognized during the three months ended March 31, 2014 and 2013 includes $426 and $736, respectively, of previously deferred revenue from shipments to customers made during 2013 and 2012, respectively. The Company’s product revenue recognition policy is to defer product revenue recognition until the later of sixty days or cash receipt. At March 31, 2014 and December 31, 2013, short-term deferred revenue on the Company’s balance sheet included $600 and $537 of deferred product revenue, respectively. Grant revenue was $467 and $724 for the three months ended March 31, 2014 and 2013, respectively. The decrease of $257 was primarily due to decreased revenue generated from our Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts (“REFABB”) grant.  During the three months ended March 31, 2013, we recognized $380 of research and development revenue, which was attributable to a funded research and development arrangement with a third party that ended during the second quarter of 2013.

We anticipate that product revenue will increase in 2014 as we plan to continue to gain market acceptance for our products, although there will be fluctuations from quarter to quarter, and product sales would be impacted if we are forced to delay, scale back or otherwise modify our business and manufacturing plans or sales and marketing efforts, in the event we fail to secure additional funding by the end of June 2014.

Costs and Expenses

	Three Months Ended
	March 31,
	2014	2013	Change
Cost of product revenue	$695	$557	$138
Research and development expenses	4,900	4,859	41
Selling, general, and administrative expenses	3,634	3,312	322
Total costs and expenses	$9,229	$8,728	$501

Cost of Product Revenue

Cost of product revenue was $695 and $557 for the three months ended March 31, 2014 and 2013, respectively.  These costs primarily include the cost of inventory associated with product revenue recognized during the respective periods. The increase of $138 is primarily attributable to selling newer product formulations having a higher cost per pound during the three months ended March 31, 2014. We routinely evaluate inventory in order to determine whether its current book value is below the cash value we expect to realize from its sale. No charges for inventory impairment were recorded during the three months ended March 31, 2014 or 2013. Cost of product revenue for each year shown also includes the cost of sample inventory shipped to prospective customers, warehousing, product packaging and certain freight charges.

Although there will be fluctuations from period to period, we expect our overall cost of product revenue will continue to increase during the next twelve months, commensurate with our increasing product sales. However, failure to receive additional funding by the end of June 2014, will force us to delay, scale back or otherwise modify our business and manufacturing plans, sales and marketing efforts, all of which could impact our product sales and associated cost of product revenue. In addition, cost of product revenue will increase as our lower cost inventory acquired from Telles is depleted and replaced with our new formulated high-performance products that have higher costs than the material acquired from Telles. We may also incur costs to produce inventory at small scale commercial manufacturing operations either on our own or with third parties. Due to the expected high per unit cost of these smaller scale manufacturing operations, any inventory costs in excess of our expected saleable market price will be immediately expensed as cost of product revenue. We also anticipate that our cost of product revenue as a percentage of product sales will fluctuate during the next twelve months as our sales mix of biopolymer products changes.

Research and Development Expenses

Research and development expenses were consistent at $4,900 and $4,859 for the three months ended March 31, 2014 and 2013, respectively.  The small increase of $41 was primarily due to increased cost of product trials being performed, partially offset by declining depreciation expense due to our property and equipment reaching full depreciation at a rate faster than the acquisition of new capital assets.

We expect research and development expenses to remain consistent during 2014. However, we may incur additional design and engineering costs in connection with the expected selection of a manufacturing site. However, failure to receive additional funding by the end of June 2014 will force us to delay, scale back or otherwise modify our business, including our research and development activities.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $3,634 and $3,312 for the three months ended March 31, 2014 and 2013, respectively. The increase of $322 was primarily related to increases in employee compensation, related compensation benefit expenses and professional fees. Employee compensation and benefit related expense increased to $2,154 from $2,019 for the three months ended March 31, 2014 and 2013, respectively. The increase of $135 was primarily attributable to annual merit increases in compensation to employees that became effective in January 2014. Professional fees increased to $680 from $513 for the three months ended March 31, 2014 and 2013, respectively. The increase of $167 was primarily the result of increased general legal and patent filing fees.

We expect our selling, general and administrative expenses to increase during 2014, as we continue to expand our biopolymer sales and marketing activities. However, failure to receive additional funding by the end of June 2014 will force us to delay, scale back or otherwise modify our business, including our sales and marketing activities.

Other Income (Expense), net

	Three Months Ended
	March 31,
	2014	2013	Change
Interest income, net	$5	$10	$(5)
Other expense, net	1	12	(11)
Total other income (expense), net	$6	$22	$(16)

Other income (expense), net was $6 and $22 for the three months ended March 31, 2014 and 2013, respectively. Other income (expense), net during both periods consisted primarily of income from our investments, offset by investment management and custodial fees.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

The primary sources of our liquidity have been:

• equity financing;

• our former strategic alliance with ADM;

• government grants;

• product revenues; and

• interest earned on cash and short-term investments.

We have incurred significant expenses relating to our research and development efforts. As of March 31, 2014, we had an accumulated deficit of $280,692. Our total unrestricted cash, cash equivalents and investments as of March 31, 2014 were $10,418 as compared to $19,209 at December 31, 2013. As of March 31, 2014, we had no outstanding debt.

Our cash and cash equivalents at March 31, 2014 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of March 31, 2014, we had restricted cash of $619. Restricted cash consists of $494 held in connection with the lease agreement for our Cambridge, Massachusetts facility and $125 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of March 31, 2014, we were in compliance with this policy.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that Metabolix will continue as a going concern, and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, with the exception of 2012, when we recognized $38,885 of deferred revenue from the terminated Telles joint venture, the Company has recorded losses since its inception, including its fiscal quarter ended March 31, 2014.

As of March 31, 2014, the Company held unrestricted cash, cash equivalents and investments of $10,418. Our present capital resources are not sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern. We will, during 2014, require significant additional financing to continue to fund our operations and to support our capital needs. Based on current plans and projections, which remain subject to numerous uncertainties, we intend to raise $50-$60 million over the next 12 to 15 months. The timing, structure and vehicles for obtaining this financing are under consideration by the Company and it may be accomplished in stages. Our goal is to use this capital to build an intermediate scale specialty biopolymers business based on PHA additives that will serve as the foundation for our longer range plans and future growth of our business. Failure to receive additional funding by the end of June 2014, will force us to delay, scale back or otherwise modify our business and its manufacturing plans, our sales and marketing efforts, research and development activities and other operations, and/or pursue strategic alternatives.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of our biopolymer products as a result of slow market adoption; (b) increases in capital costs and operating expenses related to the establishment and start-up of commercial manufacturing operations either on our own or with third parties; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. If we issue equity or debt securities to raise additional funds, (i) we may incur fees associated with such issuance, (ii) our existing stockholders will experience dilution from the issuance of new equity securities, (iii) we may incur ongoing interest expense and (iv) the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, utilization of the Company’s net operating loss and research and development credit carryforwards would likely be subject to significant annual limitations under Section 382 of the Internal Revenue Code of 1986 due to cumulative ownership changes resulting from financing transactions. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company.

Net cash used in operating activities was $8,965 and $8,498 for the three months ended March 31, 2014 and 2013, respectively. Operating cash flows during the three months ended March 31, 2014, reflect our net loss of $8,154, noncash adjustments of $1,145 for depreciation, charges for 401(k) Company common stock match and stock-based compensation, and a net cash outflow of $1,956 due to the timing of our disbursements, including annual employee bonus payments of $1,659 made in the quarter ended March 31, 2014.

Net cash provided by investing activities was $4,598 and $14,441 for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by investment activities for the three months ended March 31, 2014 consisted of $6,206 provided by sale and maturity of short-term investments partially offset by $1,508 used to purchase short-term investments and $100 used to purchase capital equipment.

Net cash provided by financing activities was $300 and $5 for the three months ended March 31, 2014 and 2013, and was solely attributable to the proceeds received from the exercise of stock options. During the three months ended March 31, 2014, all stock option exercise proceeds were attributable to the purchase of shares by our Chief Executive Officer pursuant to his employment agreement.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2014.

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$25	$25	$—	$—	$—
Operating lease obligations	8,939	1,448	2,820	2,959	1,712
Total	$8,964	$1,473	$2,820	$2,959	$1,712

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

See Note 14 to our unaudited consolidated financial statements for a full description of our related party transactions.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), clarifying the applicable guidance for the release of the cumulative translation adjustment. ASU 2013-05 was effective for the Company in the period beginning January 1, 2014. The adoption of this update did not have a material impact on the consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 was effective for the Company beginning January 1, 2014 and the adoption of this standard did not have a material impact on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 7, 2012, a purported derivative lawsuit, Childs v. Kouba et al., Civil Action 12-0892 (the “Derivative Action”), was filed in Massachusetts Superior Court for Middlesex County, on behalf of the Company against members of the Company’s Board of Directors for alleged breaches of their fiduciary duties. The parties transferred the case to the Business Litigation Session of Massachusetts Superior Court for Suffolk County, where it is now pending under Civil Action No. 13-4406-BLS2. The Derivative Action seeks compensatory damages in an unspecified amount, plaintiff’s costs and attorneys’ fees, and unspecified equitable or injunctive relief, based on a nearly identical set of alleged facts to those that were asserted in a purported shareholder class action, Hilary Coyne v. Metabolix, Inc., Richard P. Eno, and Joseph Hill, Civil Action 1:12-cv-10318 (the “Class Action”). On September 20, 2013, the United States District Court for the District of Massachusetts dismissed the Class Action in full and with prejudice. The defendants filed a motion to dismiss the Derivative Action, which plaintiffs opposed, and on which the court has not yet ruled.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in information regarding our risk factors as described in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On January 7, 2014, the Company issued 57,606 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2014, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.13	Non-Qualified Stock Option Agreement between the Company and Joseph Shaulson dated December 19, 2013 (furnished herewith). †

10.14	Restricted Stock Unit Award Agreement between the Registrant and Joseph Shaulson dated January 2, 2014 (furnished herewith). †

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (furnished herewith).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (furnished herewith).

32.1	Section 1350 Certification (furnished herewith).

101.1

The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations, Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss), Three Months Ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

†	Exhibits 10.13 and 10.14 correct, supersede and replace Exhibits 10.13 and 10.14 to the Company’s 2013 Annual Report on Form 10-K filed on March 28, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

May 15, 2014	By:	/s/ JOSEPH SHAULSON
Joseph Shaulson
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2014	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)