Form 10-Q
period 2014-06-30
METABOLIX, INC.
filed 2014-08-08
CIK 1121702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2014 was 35,094,640.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended June 30, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$5,531	$7,698
Short-term investments	—	11,511
Accounts receivable	573	997
Due from related parties	—	51
Unbilled receivables	139	187
Inventory	3,162	4,074
Prepaid expenses and other current assets	696	713
Total current assets	10,101	25,231
Restricted cash	619	619
Property and equipment, net	560	793
Other assets	95	95
Total assets	$11,375	$26,738

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$432	$579
Accrued expenses	3,202	4,892
Current portion of deferred rent	—	55
Short-term deferred revenue	727	669
Total current liabilities	4,361	6,195
Other long-term liabilities	150	145
Total liabilities	4,511	6,340

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at June 30, 2014 and December 31, 2013, 34,993,744 and 34,581,449 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	350	346
Additional paid-in capital	294,545	292,661
Accumulated other comprehensive loss	(103)	(71)
Accumulated deficit	(287,928)	(272,538)
Total stockholders’ equity	6,864	20,398
Total liabilities and stockholders’ equity	$11,375	$26,738

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Product revenue	$662	$822	$1,201	$1,611
Grant revenue	483	584	950	1,308
Research and development revenue	—	238	—	618
License fee and royalty revenue	25	62	88	111
Total revenue	1,170	1,706	2,239	3,648

Costs and expenses:
Cost of product revenue	774	1,196	1,469	1,753
Research and development	4,479	4,945	9,379	9,802
Selling, general, and administrative	3,156	3,422	6,790	6,734
Total costs and expenses	8,409	9,563	17,638	18,289
Loss from operations	(7,239)	(7,857)	(15,399)	(14,641)

Other income (expense):
Interest income, net	2	12	7	33
Other income (expense), net	—	(21)	2	(20)
Total other income (expense), net	2	(9)	9	13
Net loss	$(7,237)	$(7,866)	$(15,390)	$(14,628)

Net loss per share:
Basic	$(0.21)	$(0.23)	$(0.44)	$(0.43)

Diluted	$(0.21)	$(0.23)	$(0.44)	$(0.43)

Number of shares used in per share calculations:
Basic	34,989,142	34,434,271	34,898,473	34,393,998

Diluted	34,989,142	34,434,271	34,898,473	34,393,998

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss:
Other comprehensive loss	$(7,237)	$(7,866)	$(15,390)	$(14,628)
Change in unrealized loss on investments	(1)	(4)	(2)	(11)
Change in foreign currency translation adjustment	(4)	(12)	(30)	(27)
Total other comprehensive loss	(5)	(16)	(32)	(38)
Comprehensive loss	$(7,242)	$(7,882)	$(15,422)	$(14,666)

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(15,390)	$(14,628)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	333	531
Charge for 401(k) company common stock match	259	268
Stock-based compensation	1,379	1,677
Inventory impairment	228	271
Changes in operating assets and liabilities:
Accounts receivables	424	503
Due from related party	51	75
Unbilled receivables	48	(446)
Inventory	684	(263)
Prepaid expenses and other assets	17	(192)
Accounts payable	(147)	(1,131)
Accrued expenses	(1,740)	(345)
Deferred rent and other long-term liabilities	(50)	(76)
Deferred revenue	58	(538)
Net cash used in operating activities	(13,846)	(14,294)

Cash flows from investing activities
Purchase of property and equipment	(100)	(270)
Change in restricted cash	—	(25)
Purchase of short-term investments	(1,508)	(10,580)
Proceeds from the sale and maturity of short-term investments	13,019	22,509
Net cash provided by investing activities	11,411	11,634

Cash flows from financing activities
Proceeds from options exercised	300	14
Net cash provided by financing activities	300	14

Effect of exchange rate changes on cash and cash equivalents	(32)	(18)

Net decrease in cash and cash equivalents	(2,167)	(2,664)
Cash and cash equivalents at beginning of period	7,698	14,572
Cash and cash equivalents at end of period	$5,531	$11,908

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2014 and 2013.

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, with the exception of 2012, when the Company recognized $38,885 of deferred revenue from the terminated Telles joint venture, the Company has recorded losses since its inception, including its fiscal quarter ended June 30, 2014.

As of June 30, 2014, the Company held unrestricted cash, cash equivalents and investments of $5,531. The Company’s present capital resources are not sufficient to fund its planned operations for a twelve month period, and therefore, raise substantial doubt about its ability to continue as a going concern. Based on current projections, the Company anticipates that unless by mid-August, 2014, it is reasonably likely that it will be able to obtain additional funding by August 31, 2014, the Company will be forced to initiate steps to cease operations. On August 4, 2014, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell to the investors units of the Company’s securities for an aggregate purchase price of $25,000.  The closing of the proposed financing is subject to certain conditions specified in the purchase agreement, including the Company’s receipt from NASDAQ of a financial viability exception from obtaining stockholder approval under NASDAQ listing rules.  Even if the financing is completed as planned, the Company will, during 2015, require significant additional financing to continue to fund its operations and to support its capital needs. The timing, structure and vehicles for obtaining future financing are under consideration by the Company and it may be accomplished in stages. The Company’s goal is to use this capital from the pending transaction and future financings to build an intermediate scale specialty biopolymers business based on PHA additives that will serve as the foundation for its longer range plans and future growth of its business, but there can be no assurance that financing efforts will be successful.

The condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company continues to face significant challenges and uncertainties and, as a result, its available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of its biopolymer products as a result of slow market adoption; (b) increases in capital costs and operating expenses related to the establishment and start-up of commercial manufacturing operations either on its own or with third parties; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make to its business strategy; (e) changes in the Company’s research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. If the Company issues equity or debt securities to raise additional funds, (i) the Company may incur fees associated with such issuance, (ii) its existing stockholders will experience dilution from the issuance of new equity securities, (iii) the Company may incur ongoing interest expense and may be required to grant a security interest in Company assets in connection with any debt issuance, and (iv) the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. In addition, utilization of the Company’s net operating loss and research and development credit carryforwards will most likely be subject to significant annual limitations under Section 382 of the Internal Revenue Code of 1986 due to cumulative ownership changes resulting from financing transactions, including the pending transaction described above. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and short-term investments. The Company has historically invested its excess cash and cash equivalents in money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments are acquired in accordance with the Company’s investment policy which establishes a concentration limit per issuer. At June 30, 2014, the Company’s cash and cash equivalents are invested only in money market funds.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At June 30, 2014, the Company’s accounts and unbilled receivables include $208 or 29% from U.S., Canadian and German government grants and $505 or 71% from customer product sales. At June 30, 2014, the Company’s REFABB grant with the Department of Energy represented 38% of total grant receivables.

At December 31, 2013, the Company’s worldwide accounts and unbilled receivables include $552 or 46% from government grants and $528 or 44% from customer product sales. At December 31, 2013, the Company’s REFABB grant with the Department of Energy represented 56% of total receivables.

3. RECENT ACCOUNTING PRONOUNCEMENTS

During the quarter ended June 30, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The new standard will be effective for annual and interim periods beginning on or after December 15, 2016.  We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company is currently assessing the impact, if any, on its consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), clarifying the applicable guidance for the release of the cumulative translation adjustment. ASU 2013-05 was effective for the Company in the period beginning January 1, 2014. The adoption of this update did not have a material impact on the consolidated financial statements.

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

Shares used to calculate diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(7,237)	$(7,866)	$(15,390)	$(14,628)

Denominator:

Weighted average number of common shares outstanding	34,989,142	34,434,271	34,898,473	34,393,998
Effect of dilutive securities:
Stock options	—	—	—	—
Dilutive potential common shares	—	—	—	—
Shares used in calculating diluted earnings per share	34,989,142	34,434,271	34,898,473	34,393,998

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2014 and 2013, respectively, are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Options	7,364,345	5,643,518	7,456,193	5,535,876
Warrants	—	4,086	—	4,086
Total	7,364,345	5,647,604	7,456,193	5,539,962

5. INVENTORY

The components of biopolymer inventories are as follows:

	June 30, 2014	December 31, 2013
Raw materials	$1,014	$537
Finished goods	2,148	3,537
Total inventory	$3,162	$4,074

Included within finished goods at June 30, 2014 and December 31, 2013, are $441 and $476, respectively, of inventory that the Company has sold and shipped to customers for which the Company has not yet recognized revenue under its product revenue recognition policy. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value, reducing the value of inventory for excess and obsolete inventory based upon certain assumptions made about future customer demand, quality and possible alternative uses. During the three and six months ended June 30, 2014, the Company recorded a $228 charge to cost of product revenue for raw material and finished goods inventory that it determined was unlikely to be sold.

6. INVESTMENTS

Investments consist of the following at December 31, 2013:

	Amortized	Unrealized		Market
	Cost	Gain	(Loss)	Value
Short-term investments:
Government sponsored enterprises	$11,510	$1	$—	$11,511
Total	$11,510	$1	$—	$11,511

The Company had no investments at June 30, 2014, and therefore there were no marketable securities available-for-sale as of that date.  The average maturity of the Company’s marketable securities available-for-sale as of December 31, 2013, was two months.

7. FAIR VALUE MEASUREMENTS

The Company has certain financial assets recorded at fair value which have been classified as either Level 1 or 2 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date.  Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input.  At June 30, 2014 and December 31, 2013, the Company did not own any Level 3 financial assets.

The Company’s financial assets classified as Level 2 at December 31, 2013, have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2013. The Company did not hold any securities classified as Level 2 investments at June 30, 2014.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active
	markets for identical	Significant other	Significant
	assets	observable inputs	unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2014
Cash equivalents:
Money market funds	$11	$—	$—	$11
Total	$11	$—	$—	$11

	Fair value measurements at reporting date using
	Quoted prices in active
	markets for identical	Significant other	Significant
	assets	observable inputs	unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Cash equivalents:
Money market funds	$6,332	$—	$—	$6,332
Short-term investments:
Government securities	—	11,511	—	11,511
Total	$6,332	$11,511	$—	$17,843

The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less at the date of purchase to be cash equivalents, and investments purchased with an original maturity date of ninety days or more at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments.  All other investments are classified as long-term. There were no long-term investments as of June 30, 2014 and December 31, 2013, and no short-term investments as of June 30, 2014.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2014	December 31, 2013
Employee compensation and benefits	$2,061	$2,595
Commercial manufacturing	91	815
Professional services	703	578
Other	347	904
Total accrued expenses	$3,202	$4,892

9. STOCK-BASED COMPENSATION

Employee and Director Stock Options

The Company recognized stock-based compensation expense related to employee stock option awards of $594 and $1,379 for the three and six months ended June 30, 2014, respectively.  Stock-based compensation expense related to employee stock option awards was $814 and $1,677 for the three and six months ended June 30, 2013, respectively. At June 30, 2014, there was approximately $3,119 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.62 years.

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

A summary of option activity for the six months ended June 30, 2014 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2013	6,201,429	$5.68
Granted	2,035,125	1.28
Exercised	(250,000)	1.20
Forfeited	(439,304)	2.62
Expired	(297,816)	8.47
Outstanding at June 30, 2014	7,249,434	4.67

Options exercisable at June 30, 2014	4,344,650	$6.62

Weighted average grant date fair value of options granted during the six months ended June 30, 2014		$0.83

For the six months ended June 30, 2014 and 2013, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Six Months Ended
	June 30,
	2014	2013
Expected dividend yield	—	—
Risk-free rate	1.71%	1.02%
Expected option term (in years)	5.35	5.99
Volatility	85%	84%

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

10. COMMITMENTS AND CONTINGENCIES

Litigation

On March 7, 2012, a purported derivative lawsuit, Childs v. Kouba et al., Civil Action 12-0892 (the “Derivative Action”), was filed in Massachusetts Superior Court for Middlesex County, on behalf of the Company against members of the Company’s Board of Directors for alleged breaches of their fiduciary duties. The parties transferred the case to the Business Litigation Session of Massachusetts Superior Court for Suffolk County. The Derivative Action sought compensatory damages in an unspecified amount, plaintiff’s costs and attorneys’ fees, and unspecified equitable or injunctive relief. On July 1, 2014 the court granted the defendants’ motion to dismiss the Derivative Action in full and with prejudice.  The period during which the plaintiff could appeal the dismissal has expired and no appeal was filed.

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

As of June 30, 2014, 20% of the Company’s combined total assets were located outside of the United States and the reported net income (loss) outside of the United States for the three and six months ended June 30, 2014 and 2013 was less than 10% of the combined net loss of the consolidated Company.

The geographic distribution of the Company’s revenues and long-lived assets from continuing operations is summarized as follows:

	U.S.	Canada	Germany	Eliminations	Total
Three Months Ended June 30, 2014:
Net revenues from unaffiliated customers	$656	$44	$470	$—	$1,170
Inter-geographic revenues	—	183	—	(183)	—
Net revenues	$656	$227	$470	$(183)	$1,170

Three Months Ended June 30, 2013:
Net revenues from unaffiliated customers	$1,094	$81	$531	$—	$1,706
Inter-geographic revenues	675	208	—	(883)	—
Net revenues	$1,769	$289	$531	$(883)	$1,706

Six Months Ended June 30, 2014:
Net revenues from unaffiliated customers	$1,231	$81	$927	$—	$2,239
Inter-geographic revenues	—	361	—	(361)	—
Net revenues	$1,231	$442	$927	$(361)	$2,239

Six Months Ended June 30, 2013:
Net revenues from unaffiliated customers	$2,940	$177	$531	$—	$3,648
Inter-geographic revenues	675	411	—	(1,086)	—
Net revenues	$3,615	$588	$531	$(1,086)	$3,648

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three and six months ended June 30, 2014, revenue earned from the Company’s REFABB grant with the U.S. Department of Energy totaled $307 and $608, respectively, and represented 26% and 27% of total revenue for the three and six months ended June 30, 2014, respectively.  During the three and six months ended June 30, 2013, revenue earned from the Company’s REFABB grant with the U.S. Department of Energy totaled $403 and $852, respectively, and represented 24% and 23%, respectively, of total revenue. Product customers comprising 10% or more of the Company’s total revenues include one customer at 12% and one at 16% for the three months ended June 30, 2014.  There were none during the three months ended June 30, 2013.  During the six months ended June 30, 2014, and June 30, 2013 no product customers represented 10% or more of the Company’s total revenue.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Germany	Eliminations	Total
June 30, 2014	$534	$26	$—	$—	$560
December 31, 2013	$752	$41	$—	$—	$793

12. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three and six months ended June 30, 2014 and 2013, the Company did not recognize any tax expense or benefit due to its continued net operating loss position.  Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns; the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax assets.

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of June 30, 2014 or December 31, 2013.

The tax years 2010 through 2013 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. Additionally, the Company can be audited for any loss year up to three years after the year in which the loss is utilized to offset taxable income.  This would include loss years prior to 2010.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2014, and December 31, 2013, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

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

Utilization of the net operating loss and research and development credit carryforwards likely will be subject to significant annual limitation under Section 382 of the Internal Revenue Code of 1986 due to cumulative ownership changes that have occurred previously or that likely will occur in the future in connection with the Company’s financing plans. Such ownership changes would limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed an evaluation of its ownership changes through December 31, 2012 and has determined that its NOL and R&D credit carryforwards as of that date were not subject to an annual limitation under Section 382. The Company has not currently completed an evaluation of ownership changes through June 30, 2014.

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

13. RESEARCH AND DEVELOPMENT

All costs associated with internal research and development as well as research and development services conducted for others are expensed as incurred. Research and development expenses include direct costs for salaries, employee benefits, subcontractors, product trials, facility related expenses, depreciation and stock-based compensation related to employees and non-employees involved in the Company’s research and development. Costs related to revenue-producing contracts and government grants are recorded as research and development expenses.

14. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc., a related party, and recorded $25 and $68 of license and royalty revenue during the three months and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2013, the Company recorded license and royalty revenue from Tepha of $61 and $91, respectively. As of June 30, 2014, the Company had no outstanding receivables due from Tepha. There was an outstanding receivable of $51 as of December 31, 2013.

15. SUBSEQUENT EVENT

On August 4, 2014, the Company entered into a Securities Purchase Agreement with certain qualified institutional investors, certain existing investors and certain members of the Company’s Board of Directors and executive management team, pursuant to which the Company agreed to sell to the investors units of the Company’s securities for an aggregate purchase price of $25 million. The Unit price will be $0.50 per Unit, or $0.25 per share of the Company’s common stock, par value $0.01 per share, on an as-converted basis, and each Unit will consist of one share of Common Stock and one one-thousandth (1/1,000) of a share of the Company’s to-be-designated Series B Preferred Stock, par value $0.01 per share. Each share of Preferred Stock issued in the proposed transaction will automatically convert into 1,000 shares of Common Stock upon the effectiveness of the filing of a charter amendment to increase the number of authorized shares of the Company’s Common Stock to not less than 150,000,000.  The closing of the proposed financing is subject to the Company obtaining a financial viability exception from certain NASDAQ shareholder approval requirements under Rule 5635(f) of the NASDAQ Stock Market Listing Rules, as well as other customary closing conditions.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: the completion of the pending private placement financing, future financial performance and position and management’s strategy, plans and objectives for research and development, product development, and commercialization of current and future products, including the commercialization of our biopolymer products. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, uncertainty about obtaining from NASDAQ an exception for the pending financing under NASDAQ’s shareholder approval rules, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, dependence on establishing a manufacturing source for our products, risks related to the development and commercialization of new and uncertain technologies and risks associated with our protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth below under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On August 4, 2014, we entered into a securities purchase agreement with certain qualified institutional investors, certain existing investors and certain members of the Company’s Board of Directors and executive management team pursuant to which we agreed to sell to the investors units of our securities for an aggregate purchase price of $25,000.  The closing of the proposed financing is subject to certain conditions specified in the purchase agreement, including our receipt from NASDAQ of a financial viability exception from obtaining stockholder approval under NASDAQ listing rules.   Even if the financing is completed as planned, we will, during 2015, require significant additional financing to continue to fund our operations and to support our capital needs. We are considering the timing, structure and vehicles for obtaining future financing and it may be accomplished in stages. Our goal is to use this capital from the pending transaction and future financings to build an intermediate scale specialty biopolymers business based on PHA additives that will serve as the foundation for our longer range plans and future growth of our business, but there can be no assurance that financing efforts will be successful.

Metabolix was formed to leverage the ability of natural systems to produce complex biopolymers from renewable resources. We have focused on a family of biopolymers found in nature called polyhydroxyalkanoates, or (“PHAs”), which occur naturally in living organisms and are chemically similar to polyesters. We have demonstrated the production of PHAs at industrial scale for

PHA biopolymers and PHA precursors to biobased industrial chemicals. We have also demonstrated the production of polyhydroxybutyrate (“PHB”), a subclass of PHAs, in agriculturally significant non-food crops.

From 2004 through 2011, we developed and began commercialization of our PHA biopolymers through a technology alliance and subsequent commercial alliance with a wholly-owned subsidiary of Archer Daniels Midland Company (“ADM”), one of the largest agricultural processors in the world. Under the commercial alliance, ADM was responsible for resin manufacturing, and we were primarily responsible for product development, compounding, marketing and sales. Through this alliance, the companies established a joint venture company, Telles, LLC (“Telles”), to commercialize PHA biopolymer products.

After ADM terminated the Telles joint venture early in 2012, we retained significant rights and assets associated with the PHA biopolymers business, which we used to relaunch the business with a new business model and a restructured biopolymers team that retained core capabilities in technology, manufacturing and marketing. We hold exclusive rights to the Metabolix technology and intellectual property used in the joint venture. We acquired all of Telles’s product inventory and compounding raw materials, all product certifications and all product trademarks including MirelTM and MveraTM, and we retained all co-funded pilot plant equipment in locations outside of the ADM commercial manufacturing facility in Clinton, Iowa. Today, we are focused on high value performance biopolymers and are in the process of securing the manufacturing capability needed to commercialize these products.

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

During 2013, we continued to use existing biopolymer inventory as well as biobased and biodegradable polymers sourced from third parties to continue developing the market and to supply new and existing customers. In the second half of 2013, we broadened our offering of film resins with the launch of Mvera B5010, a certified compostable resin for film and bag applications. We also launched I6003rp, a new polymeric modifier and processing aid for recycled PVC. Throughout 2013, we worked closely with customers developing applications using our materials.

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

In 2014, we have increased our efforts in the areas of performance additives based on PHAs. We also expect to build on the performance, biodegradability and biobased content attributes of our PHA biopolymers as we continue to develop biobased and biodegradable resins targeted at applications for PHA performance additives that can improve performance and or reduce cost in other material systems such as PVC, PLA and coated paper.

We are also continuing to explore options for biopolymer manufacturing with a supply chain properly sized to our business. In 2013, we conducted due diligence on several potential manufacturing sites. Assuming our financing is secured, we plan to move forward with a preliminary engineering study and implementation planning for the retrofit of an existing contract manufacturing facility we have targeted for commercial PHA production. Once our PHA supply chain is fully established, we expect that this captive capacity combined with access to additional biobased and biodegradable materials sourced from third parties will allow us to continue formulating proprietary high-performance solutions for our target segments.

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

We believe that developing and commercializing biobased C4 and C3 chemicals could represent an attractive application of our technology. While we believe that strategic alliances will be required to successfully commercialize C3 and C4 chemicals, there can be no assurance that we will be successful in establishing or maintaining suitable partnerships.

In our third technology platform, we are harnessing the renewable nature of plants to make renewable chemicals and bioenergy from crops. The focal point of our crop technology efforts is around PHB, the simplest member of the broad PHA family of biopolymers. While applications for PHAs have focused mainly on their use as biodegradable bioplastics, these polymers have a number of other unique features that will allow their use in other applications, such as the production of chemical intermediates and as value-added animal feeds. We are working to create proprietary systems to produce PHB in high concentration in the leaves of biomass crops or in the seeds of oilseed crops for these multiple applications. In doing this, we have been developing tools and intellectual property around enhancing the photosynthetic capacity of plants, a core capability for improved crop yield.

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

In 2014, we have continued to conduct research under grants, focused primarily on increasing PHB production in switchgrass and developing a thermal conversion process to recover crotonic acid. We may also seek to establish alliances with industry partners to commercially exploit this platform and the intellectual property we have gained in our work in this area. However, there can be no assurance that we will be successful in establishing or maintaining suitable partnerships.

As of June 30, 2014, we had an accumulated deficit of $287,928 and total stockholders’ equity was $6,864.

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

Government Grants

As of June 30, 2014, expected gross proceeds of $2,214 remain to be received under our U.S. and foreign government grants, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our United States, Canadian and German government grants is as follows:

		Total	Total received	Remaining amount
	Funding	Government	through	available as of	Contract/Grant
Program Title	Agency	Funds	June 30, 2014	June 30, 2014	Expiration
Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts	Department of Energy	$6,000	$4,326	$1,674	September 2015
Subcontract from University of California (Los Angeles) project funded by ARPA-E entitled “Plants Engineered to Replace Oil: Energy Plant Design”	Department of Energy	566	530	36	September 2014
Capacity Building for Commercial-Scale PHB Camelina Development	National Research Council Canada	318	272	46	September 2014
Subcontract from University of Massachusetts (Amherst) project funded by ARPA-E entitled “Development of a Dedicated High Value Biofuels Crop”	Department of Energy	663	381	282	December 2014
Development of a Sustainable Value Added Fish Feed Using PHB Producing Camelina	National Research Council Canada	113	75	38	January 2015
Screening and Improvement of Polyhydroxybuyrate (PHB) Production Camelina Sativa Lines for Field Cultivation	Canadian Agricultural Adaptation Program (CAAP)	47	47	—	December 2013
Central Innovation Program for Medium-Sized Companies (ZIM) — Cooperation Project (KF)- Development of New PHB Blends for Innovative Applications	AiF Project GmbH	166	28	138	September 2015
Total		$7,873	$5,659	$2,214

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and six months ended June 30, 2014 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenue

	Three Months Ended
	June 30,
	2014	2013	Change
Product revenue	$662	$822	$(160)
Grant revenue	483	584	(101)
Research and development revenue	—	238	(238)
License fee and royalty revenue	25	62	(37)
Total revenue	$1,170	$1,706	$(536)

Total revenue was $1,170 and $1,706 for the three months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014 and 2013, we recognized $662 and $822, respectively, of revenue related to the sale of biopolymer products.  The decrease of $160 was primarily related to sales of excess raw materials completed during the prior year that did not reoccur during the three months ended June 30, 2014. Product revenue recognized during the three months ended June 30, 2014 and 2013, includes $572 and $710, respectively, of previously deferred revenue from shipments to customers made during prior periods. Our product revenue recognition policy is to defer product revenue recognition until the later of sixty days or cash receipt. At June 30, 2014, short-term deferred revenue of $727 shown on our balance sheet includes $611 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ended September 30, 2014.  During the three months ended June 30, 2014, we recognized $483 of government grant revenue compared to $584 for the same period in 2013.  Grant revenue for the three months ended June 30, 2014 and 2013 primarily consisted of $307 and $403, respectively, in revenue earned from the Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts (“REFABB”) grant. The decrease in grant revenue of $101 was primarily related to a decrease in labor and direct expenses attributable to the REFABB grant. During the three months ended June 30, 2013 we recognized $238 of research and development revenue, which was attributable to a funded research and development arrangement with a third party, which ended during the second quarter of 2013.

We anticipate that product revenue will increase during the remainder of 2014 as we plan to continue to gain market acceptance for our products, although there will be fluctuations from quarter to quarter, and product sales would be impacted if we are forced to delay, scale back or otherwise modify our business and manufacturing plans or sales and marketing efforts, in the event we fail to complete the pending financing.

Costs and Expenses

	Three Months Ended
	June 30,
	2014	2013	Change
Cost of product revenue	$774	$1,196	$(422)
Research and development expenses	4,479	4,945	(466)
Selling, general, and administrative expenses	3,156	3,422	(266)
Total costs and expenses	$8,409	$9,563	$(1,154)

Cost of Product Revenue

Cost of product revenue was $774 and $1,196 for the three months ended June 30, 2014 and 2013, respectively. These costs primarily include the cost of inventory associated with product revenue recognized during the respective periods. The decrease of $422 is primarily attributable to lower product sales recognized and lower logistic and import tax costs during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  We routinely evaluate inventory in order to determine whether its current book value is below the cash value we expect to realize from its sale.  During the three months ended June 30, 2014 and 2013, we recorded impairment charges of $228 and $271, respectively, for slow moving or obsolete inventory that we determined was unlikely to be sold. Cost of product revenue for each period shown also includes the cost of sample inventory shipped to prospective customers, warehousing, product packaging and certain freight charges.

Although there will be fluctuations from period to period, we expect our overall cost of product revenue will increase during the remainder of 2014, commensurate with our increasing product sales. Failure to complete the pending financing will force us to delay, scale back or otherwise modify our business and manufacturing plans, sales and marketing efforts, all of which could impact our product sales and associated cost of product revenue.  During the next twelve months, we may also incur costs to produce inventory at small scale commercial manufacturing operations either on our own or with third parties. Due to the expected high per unit cost of these smaller scale manufacturing operations, any inventory costs in excess of our expected saleable market price will be immediately expensed as cost of product revenue. We also anticipate that our cost of product revenue as a percentage of product sales will fluctuate during the next twelve months as our sales mix of biopolymer products changes.

Research and Development Expenses

Research and development expenses were $4,479 and $4,945 for the three months ended June 30, 2014 and 2013, respectively. The decrease of $466 was primarily due to a decrease in employee compensation and related benefit expenses.  Employee compensation and related benefit expenses were $2,565 and $2,835 for the three months ended June 30, 2014 and 2013, respectively. The decrease of $270 was primarily attributable to decreases in headcount and employee stock compensation expense.

We expect research and development expenses to decrease in the second half of 2014. Failure to complete the pending financing will force us to delay, scale back or otherwise modify our business, including our research and development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,156 and $3,422 for the three months ended June 30, 2014 and 2013, respectively. The decrease of $266 was primarily due to a decrease in professional fees and efforts made by the Company to reduce expenses and conserve cash during the period.  Professional fees expenses were $575 and $748 for the three months ended June 30, 2014 and 2013, respectively.  The decrease of $173 was primarily attributable to a decrease in patent and legal fees.

We expect our selling, general and administrative expenses to decrease in the second half of 2014. Failure to complete the pending financing will force us to delay, scale back or otherwise modify our business, including our sales and marketing activities.

Other Income (Expense), net

	Three Months Ended
	June 30,
	2014	2013	Change
Interest income, net	$2	$12	$(10)
Other expense, net	—	(21)	21
Total other income (expense), net	$2	$(9)	$11

Other income (expense), net was an income of $2 and expense of $9 for the three months ended June 30, 2014 and 2013, respectively. Other income (expense), net during both periods consisted primarily of income from our investments, offset by investment management and custodial fees.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenue

	Six Months Ended June 30,
	2014	2013	Change
Product revenue	$1,201	$1,611	$(410)
Grant revenue	950	1,308	(358)
Research and development revenue	—	618	(618)
License fee and royalty revenue	88	111	(23)
Total revenue	$2,239	$3,648	$(1,409)

Total revenue was $2,239 and $3,648 for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, we recognized $1,201 and $1,611, respectively, of product revenue related to the sale of biopolymer.  The decrease of $410 is primarily attributable to decrease in sales of excess raw materials completed during the prior year that did not reoccur during the six months ended June 30, 2014. At June 30, 2014, short-term deferred revenue of $727 shown on the our balance sheet includes $611 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ending September 30, 2014.  Our product revenue recognition policy is to defer product revenue recognition until the later of sixty days or cash receipt. Grant revenue was $950 and $1,308 for the six months ended June 30, 2014 and 2013, respectively. The decrease of $358 consisted primarily of a net decrease in revenue recognized from the REFABB grant of $244 in comparison to the six months ended June 30, 2013 due to reduced labor and direct expenses attributable to the grant. During the six months ended June 30, 2013, we recognized $618 of research and development revenue, which was attributable to a funded research and development arrangement with a third party that ended during the second quarter of 2013.

We anticipate that product revenue will increase during the remainder of 2014, as we plan to continue to gain market acceptance for our products, although there will be fluctuations from quarter to quarter, and product sales would be impacted if we are forced to delay, scale back or otherwise modify our business and manufacturing plans or sales and marketing efforts, in the event we fail to complete the pending financing.

Costs and expenses

	Six Months Ended June 30,
	2014	2013	Change
Cost of product revenue	$1,469	$1,753	$(284)
Research and development	9,379	9,802	(423)
Selling, general, and administrative	6,790	6,734	56
Total costs and expenses	$17,638	$18,289	$(651)

Cost of Product Revenue

Cost of product revenue was $1,469 and $1,753 for the six months ended June 30, 2014 and 2013, respectively. These costs primarily include the cost of inventory associated with product revenue recognized during the respective periods. The decrease of $284 is primarily attributable to lower product sales recognized and lower logistic and import tax costs.  We routinely evaluate inventory in order to determine whether its current book value is below the cash value we expect to realize from its sale.  During the six months ended June 30, 2014 and 2013, we recorded impairment charges of $228 and $271, respectively, for slow moving or obsolete inventory that we determined was unlikely to be sold . Cost of product revenue for each period shown also includes the cost of sample inventory shipped to prospective customers, warehousing, product packaging and certain freight charges.

Although there will be fluctuations from period to period, we expect our overall cost of product revenue will continue to increase during the remainder of 2014, commensurate with our increasing product sales. Failure to complete the pending financing will force us to delay, scale back or otherwise modify our business and manufacturing plans, sales and marketing efforts, all of which could impact our product sales and associated cost of product revenue. During the next twelve months, we may also incur costs to produce inventory at small scale commercial manufacturing operations either on our own or with third parties. Due to the expected high per unit cost of these smaller scale manufacturing operations, any inventory costs in excess of our expected saleable market price will be immediately expensed as cost of product revenue. We also anticipate that our cost of product revenue as a percentage of product sales will fluctuate during the next twelve months as our sales mix of biopolymer products changes.

Research and Development Expenses

Research and development expenses were $9,379 and $9,802 for the six months ended June 30, 2014 and 2013, respectively. The decrease of $423 was primarily attributable to decreases in employee compensation and related benefits, sponsored research, product trials and depreciation expense offset by an increase in material product costs.  Employee compensation decreased to $5,548 for the six months ended June 30, 2014 compared to $5,742 for the respective period in 2013. The decrease of $194 was primarily due to decreases in headcount and employee stock compensation expense. Sponsored research decreased to $149 during the six months ended June 30, 2014, compared to $315 during the respective period in 2013. The decrease of $166 was primarily attributable to lower expenses for third party services received for government grants. Depreciation expense was $299 and $462 for the six months ended June 30, 2014 and 2013, respectively. The decrease of $163 was primarily attributable to property and equipment reaching full depreciation at a rate faster than the acquisition of new capital assets.  These decreases in expenses were offset by an increase in material production costs.  Material production increased to $1,367 during the six months ended June 30, 2014 compared to $1,063 for the respective period in 2013.  The increase of $304 was primarily due to an increase in activity at our third party biopolymer manufacturing test sites.

We expect research and development expenses to decrease in the second half of 2014. Failure to complete the pending financing will force us to delay, scale back or otherwise modify our business, including our research and development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,790 and $6,734 for the six months ended June 30, 2014 and 2013, respectively. The small increase of $56 was primarily related to an increase in employee compensation and related benefit expenses, partially offset by a decrease in professional fees.

We expect our selling, general and administrative expenses to decrease in the second half of 2014. Failure to complete the pending financing will force us to delay, scale back or otherwise modify our business, including our sales and marketing activities.

Other Income (Expense), net

	Six Months Ended
	June 30,
	2014	2013	Change
Interest income, net	$7	$33	$(26)
Other expense, net	2	(20)	22
Total other income (expense), net	$9	$13	$(4)

Other income (expense), net was $9 and $13 for the six months ended June 30, 2014 and 2013, respectively. Other income (expense), net during both periods consisted primarily of income from our investments, offset by investment management and custodial fees.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

The primary sources of our liquidity have been:

• equity financing;

• our former strategic alliance with ADM;

• government grants;

• product revenues; and

• interest earned on cash and investments.

We have incurred significant expenses relating to our research and development efforts. As of June 30, 2014, we had an accumulated deficit of $287,928. Our total unrestricted cash, cash equivalents and investments as of June 30, 2014 were $5,531 as compared to $19,209 at December 31, 2013. As of June 30, 2014, we had no outstanding debt.

Our cash and cash equivalents at June 30, 2014 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of June 30, 2014, we had restricted cash of $619. Restricted cash consists of $494 held in connection with the lease agreement for our Cambridge, Massachusetts facility and $125 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of June 30, 2014, all of our cash and cash equivalents were held in money market funds.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern, and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, with the exception of 2012, when we recognized $38,885 of deferred revenue from the terminated Telles joint venture, we have recorded losses since our inception, including the six months ended June 30, 2014.

As of June 30, 2014, we held unrestricted cash, cash equivalents and investments of $5,531. Our present capital resources are not sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern.  Based on current projections, we anticipate that unless by mid-August, 2014, it is reasonably likely that we will be able to obtain additional funding by August 31, 2014, we will be forced to initiate steps to cease operations.  On August 4, 2014, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell to the investors units of our securities for an aggregate purchase price of $25,000. The closing of the proposed financing is subject to certain conditions specified in the purchase agreement, including our receipt from NASDAQ of a financial viability exception from obtaining stockholder approval under NASDAQ listing rules.   Even if the financing is completed as planned, we will, during 2015, require significant additional financing to continue to fund our operations and to support our capital needs. We are considering the timing, structure and vehicles for obtaining future financing and it may be accomplished in stages. Our goal is to use this capital from the pending transaction and future financings to build an intermediate scale specialty biopolymers business based on PHA additives that will serve as the foundation for our longer range plans and future growth of our business, but there can be no assurance that financing efforts will be successful.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of our biopolymer products as a result of slow market adoption; (b) increases in capital costs and operating expenses related to the establishment and start-up of commercial manufacturing operations either on our own or with third parties; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. If we issue equity or debt securities to raise additional funds, (i) we may incur fees associated with such issuance, (ii) our existing stockholders will experience dilution from the issuance of new equity securities, (iii) we may incur ongoing interest expense and will be required to grant a security interest in our assets in connection with any debt issuance, and (iv) the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, utilization of our net operating loss and research and development credit carryforwards will most likely be subject to significant annual limitations under Section 382 of the Internal Revenue Code of 1986 due to cumulative ownership changes resulting from financing transactions, including the pending transaction described above. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Net cash used in operating activities was $13,846 for the six months ended June 30, 2014 compared to net cash used of $14,294 for the six months ended June 30, 2013.  Operating cash flows during the six months ended June 30, 2014, reflect our net loss of

$15,390, noncash adjustments of $2,199 for depreciation, charges for 401(k) Company common stock match, stock-based compensation and inventory impairment, and a net cash outflow of $655 due to the timing of cash collected from customer sales and other receivables offset by our disbursements, including annual bonus payments of $1,659 made during the quarter ended March 31, 2014.

Net cash provided by investing activities was $11,411 for the six months ended June 30, 2014 compared to net cash provided by investing activities of $11,634 for the six months ended June 30, 2013. Net cash provided by investing activities during the recent six month period included $13,019 received from maturing investments partially offset by reinvestments of $1,508 and capital equipment purchases of $100.

Net cash provided by financing activities was $300 and $14 for the six months ended June 30, 2014 and 2013, respectively, and was solely attributable to the proceeds received from the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2014.

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Purchase obligations	$25	$25	$—	$—	$—
Operating lease obligations	8,573	1,427	2,837	2,977	1,332
Total	$8,598	$1,452	$2,837	$2,977	$1,332

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

See Note 14 to our consolidated financial statements for a full description of our related party transactions.

Recent Accounting Pronouncements

During the quarter ended June 30, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The new standard will be effective for annual and interim periods beginning on or after December 15, 2016.  We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company is currently assessing the impact, if any, on its consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), clarifying the applicable guidance for the release of the cumulative translation adjustment. ASU 2013-05 was effective for the Company in the period beginning January 1, 2014. The adoption of this update did not have a material impact on the consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934,as amended (the “Exchange Act”)),as of June 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On March 7, 2012, a purported derivative lawsuit, Childs v. Kouba et al., Civil Action 12-0892 (the “Derivative Action”), was filed in Massachusetts Superior Court for Middlesex County, on behalf of the Company against members of the Company’s Board of Directors for alleged breaches of their fiduciary duties. The parties transferred the case to the Business Litigation Session of Massachusetts Superior Court for Suffolk County. The Derivative Action sought compensatory damages in an unspecified amount, plaintiff’s costs and attorneys’ fees, and unspecified equitable or injunctive relief. On July 1, 2014 the court granted the defendants’ motion to dismiss the Derivative Action in full and with prejudice.  The period during which the plaintiff could appeal the dismissal has expired and no appeal was filed.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On April 4, 2014, the Company issued 104,689 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2014, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

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

32.1                        Section 1350 Certification (furnished herewith).

101.1                 The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL; (i) Consolidated Balance Sheets, June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations, Three Months and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive (Loss) Income, Three and Six Months Ended June 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

August 8, 2014	By:	/s/ JOSEPH SHAULSON
Joseph Shaulson
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2014	By:	/s/ JOSEPH D. HILL
Joseph D. Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)