Form 10-Q
period 2014-09-30
METABOLIX, INC.
filed 2014-11-14
CIK 1121702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2014 was 135,182,140.

Metabolix, Inc.

Form 10-Q

For the Quarter Ended September 30, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METABOLIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$25,486	$7,698
Short-term investments	—	11,511
Accounts receivable	228	997
Due from related parties	100	51
Unbilled receivables	153	187
Inventory	844	1,921
Prepaid expenses and other current assets	459	713
Assets of disposal group classified as held for sale	292	2,153
Total current assets	27,562	25,231
Restricted cash	619	619
Property and equipment, net	516	793
Other assets	95	95
Total assets	$28,792	$26,738

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$368	$579
Accrued expenses	3,574	4,892
Current portion of deferred rent	—	55
Short-term deferred revenue	305	669
Total current liabilities	4,247	6,195
Other long-term liabilities	150	145
Total liabilities	4,397	6,340

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized at September 30, 2014 and December 31, 2013; 50,000 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively (Note 15)	1	—
Common stock ($0.01 par value per share); 100,000,000 shares authorized at September 30, 2014 and December 31, 2013, 85,094,640 and 34,581,449 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	851	346
Additional paid-in capital	319,575	292,661
Accumulated other comprehensive loss	(212)	(71)
Accumulated deficit	(295,820)	(272,538)
Total stockholders’ equity	24,395	20,398
Total liabilities and stockholders’ equity	$28,792	$26,738

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Product revenue	$115	$39	$428	$1,120
Grant revenue	390	563	1,301	1,871
Research and development revenue	—	—	—	618
License fee and royalty revenue	127	27	215	139
Total revenue	632	629	1,944	3,748

Costs and expenses:
Cost of product revenue	786	130	1,372	1,521
Research and development	4,088	4,515	13,280	14,199
Selling, general, and administrative	2,472	2,473	8,269	8,384
Total costs and expenses	7,346	7,118	22,921	24,104
Loss from continuing operations	(6,714)	(6,489)	(20,977)	(20,356)

Other income (expense):
Interest income, net	4	4	6	17
Other income (expense), net	2	(13)	10	(13)
Total other income (expense), net	6	(9)	16	4
Net loss from continuing operations	(6,708)	(6,498)	(20,961)	(20,352)

Discontinued operations:
Loss from discontinued operations	(294)	(753)	(1,430)	(1,527)
Loss from write down of assets held for sale	(891)	—	(891)	—
Total loss from discontinued operations	(1,185)	(753)	(2,321)	(1,527)

Net loss	$(7,893)	$(7,251)	$(23,282)	$(21,879)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.12)	$(0.19)	$(0.50)	$(0.60)
Net loss from discontinued operations	(0.02)	(0.02)	(0.05)	(0.04)
Net loss per share	$(0.14)	$(0.21)	$(0.55)	$(0.64)

Number of shares used in per share calculations:
Basic & Diluted	56,288,099	34,516,051	42,106,699	34,435,129

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss:	$(7,893)	$(7,251)	$(23,282)	$(21,879)
Other comprehensive loss
Change in unrealized loss on investments	—	3	(1)	(8)
Change in foreign currency translation adjustment	(109)	(2)	(140)	(29)
Total other comprehensive loss	(109)	1	(141)	(37)
Comprehensive loss	$(8,002)	$(7,250)	(23,423)	$(21,916)

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(23,282)	$(21,879)
Less:
Loss from discontinued operation	(2,321)	(1,527)
Loss from continuing operations	(20,961)	(20,352)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	430	737
Charge for 401(k) company common stock match	332	356
Stock-based compensation	1,912	2,441
Inventory impairment	886	245
Changes in operating assets and liabilities:
Accounts receivables	769	338
Due from related party	(49)	(16)
Unbilled receivables	34	101
Inventory	191	(377)
Prepaid expenses and other assets	254	(195)
Accounts payable	(211)	(811)
Accrued expenses	(1,355)	(360)
Other current liabilities	—	141
Deferred rent and other long-term liabilities	(50)	(254)
Deferred revenue	(364)	(617)
Net cash used by continuing operations for operating activities	(18,182)	(18,623)
Net cash used by discontinued operations for operating activities	(460)	(1,591)
Net cash used in operating activities	(18,642)	(20,214)

Cash flows from investing activities
Purchase of property and equipment	(153)	(281)
Change in restricted cash	—	(25)
Purchase of short-term investments	(1,508)	(15,621)
Proceeds from the sale and maturity of short-term investments	13,019	30,447
Net cash provided by investing activities	11,358	14,520

Cash flows from financing activities
Proceeds from options exercised	300	14
Proceeds from private placement offering, net of issuance costs	24,913	—
Net cash provided by financing activities	25,213	14

Effect of exchange rate changes on cash and cash equivalents	(141)	(20)

Net increase in cash and cash equivalents	17,788	(5,700)
Cash and cash equivalents at beginning of period	7,698	14,572
Cash and cash equivalents at end of period	$25,486	$8,872

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2014 and 2013.

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

During the three months ended September 30, 2014, the Company’s Board of Directors approved a plan to discontinue the operations of the Company’s wholly owned subsidiary, Metabolix GmbH.  The financial statements have been presented reflecting this entity as a discontinued operation for the three and nine month periods ended September 30, 2014 and 2013.  See Note 14 for additional information.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, with the exception of 2012, when the Company recognized $38,885 of deferred revenue from the terminated Telles joint venture, the Company has recorded losses since its inception, including for the fiscal quarter ended September 30, 2014.

As of September 30, 2014, the Company held unrestricted cash, cash equivalents and investments of $25,486. The Company’s present capital resources are not sufficient to fund its planned operations for a twelve month period, and therefore, raise substantial doubt about its ability to continue as a going concern. While the Company was successful in raising $25,000 during the third quarter of 2014 and anticipates reduced cash usage in 2015 as a result of the discontinuation of its German operations, restructuring of its U.S. organization and other cost-containment measures, the Company will require significant additional funding during 2015 to continue to fund its operations and to support its capital needs. The timing, structure and vehicles for obtaining future financing are under consideration by the Company and such financing may be accomplished in stages. The Company’s goal is to use future financings to continue building an intermediate scale specialty biopolymers business based on polyhydroxyalkanoate (“PHA”) additives that will serve as the foundation for its longer range plans and future growth of its business, but there can be no assurance that financing efforts will be successful.

The Company continues to face significant challenges and uncertainties and, as a result, its available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of its biopolymer products as a result of slow market adoption; (b) increases in capital costs and operating expenses related to the establishment and start-up of commercial manufacturing operations either on its own or with third parties; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make to its business strategy; (e) changes in the Company’s research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. If the Company issues equity or debt securities to raise additional funds, (i) the Company may incur fees associated with such issuance, (ii) its existing stockholders will experience dilution from the issuance of new equity securities, (iii) the Company may incur ongoing interest expense and be required to grant a security interest in Company assets in connection with any debt issuance, and (iv) the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. In addition, utilization of the Company’s net operating loss and research and development credit carryforwards most likely will be subject to significant annual limitations under Section 382 of the Internal Revenue Code of 1986 due to cumulative ownership changes resulting from financing transactions, including the Company’s recently completed equity offering. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company.

The condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

2. ACCOUNTING POLICIES

There have been no material changes in accounting policies since the Company’s fiscal year ended December 31, 2013, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended with the exception of the Company’s adoption of ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, as described in Note 3.

Research and Development

All costs associated with internal research and development as well as research and development services conducted for others are expensed as incurred. Research and development expenses include direct costs for salaries, employee benefits, subcontractors, product trials, facility related expenses, depreciation, and stock-based compensation. Costs related to revenue-producing contracts and government grants are recorded as research and development expenses.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and short-term investments. The Company has historically invested its cash equivalents in highly rated money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments are acquired in accordance with the Company’s investment policy which establishes a concentration limit per issuer. At September 30, 2014, the Company’s cash equivalents are invested solely in money market funds.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At September 30, 2014, the Company’s accounts and unbilled receivables include $219 or 46% from U.S., Canadian and German government grants and $141 or 29% from customer product sales. At September 30, 2014, the Company’s REFABB grant with the Department of Energy represented 38% of total grant receivables.

At December 31, 2013, the Company’s worldwide accounts and unbilled receivables include $552 or 46% from government grants and $528 or 44% from customer product sales. At December 31, 2013, the Company’s REFABB grant with the Department of Energy represented 56% of total receivables.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company has elected early adoption of ASU 2014-08 and has applied the new guidance in connection with its plan to discontinue the operations of its wholly-owned subsidiary, Metabolix GmbH, and to sell all or part of the operations of Metabolix GmbH in connection with the continuing shift in the Company’s focus to commercializing performance additive solutions based on PHA biopolymers.  See Note 14, Discontinued Operations.

During the quarter ended September 30, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The new standard will be effective for annual and interim periods beginning on or after December 15, 2016, and will be effective for the Company beginning on January 1, 2017. The amendment allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. Early adoption is not permitted. We are currently evaluating the method of adoption and potential impact that Topic 606 may have on our financial position and results of operations.

In August 2014, the FASB issued an amendment that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this update provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for one year after the date that the financial statements are issued and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update apply to all entities and are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is currently reviewing the potential impact of adopting the new guidance.

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

The Company follows the two-class method when computing net loss per share, as it had issued shares that meet the definition of participating securities.  The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses.  There were no amounts allocated to participating securities in the three or nine months ended September 30, 2014, as the Company was in a loss position.

The number of shares of potentially dilutive common stock related to options, convertible preferred stock and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine months ended September 30, 2014 and 2013, respectively, are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Options	7,014,306	6,195,437	7,307,279	5,675,833
Convertible Series B Preferred Stock	50,000,000	—	50,000,000	—
Warrants	—	4,086	—	4,086
Total	57,014,306	6,199,523	57,307,279	5,679,919

On August 22, 2014, the Company completed a private placement of $25,000 of Company securities.  The securities issued included 50,000 shares of Series B Convertible Preferred Stock.  Each share of Preferred Stock automatically converted to 1,000 shares of Common Stock on October 30, 2014, upon the Company’s filing of a charter amendment to increase the number of authorized shares of Common Stock to 250,000,000.  The potentially dilutive common stock equivalent of the Preferred Shares at September 30, 2014, on a post-conversion basis, was 50,000,000 shares.  See Note 15, Capital Stock.

5. INVENTORY

The components of biopolymer inventories of the Company’s continuing operations are as follows:

	September 30, 2014	December 31, 2013
Raw materials	$1	$208
Finished goods	843	1,713
Total inventory	$844	$1,921

Included within finished goods at September 30, 2014 and December 31, 2013, are $261 and $476, respectively, of inventory that the Company has sold and shipped to customers for which the Company has not yet recognized revenue under its product revenue recognition policy. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value; reducing the value of inventory for excess and obsolete inventory based upon certain assumptions made about future customer demand, quality and possible alternative uses. During the three and nine months ended September 30, 2014, the Company recorded charges of $657 and $886, respectively, to cost of product revenue for raw material and finished goods inventory that it determined was unlikely to be sold.  The Company also recorded a charge of $891 during the quarter ended September 30, 2014, within discontinued operations for the write-down of inventory to its estimated fair value.

6. INVESTMENTS

Investments consist of the following:

	Amortized	Unrealized		Market
	Cost	Gain	(Loss)	Value
December 31, 2013
Short-term investments:
Government sponsored enterprises	$11,510	$1	$—	$11,511
Total	$11,510	$1	$—	$11,511

The Company had no investments at September 30, 2014, and therefore there were no marketable securities available-for-sale as of that date.

7. FAIR VALUE MEASUREMENTS

The Company has certain financial assets recorded at fair value which have been classified as either Level 1 or 2 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date.  Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input.  At September 30, 2014, the Company did not own any Level 2 or Level 3 financial assets. At December 31, 2013, the Company did not own any Level 3 financial assets.

The Company’s financial assets classified as Level 2 at December 31, 2013, were initially valued at the transaction price and subsequently valued utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2013.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active
	markets for identical	Significant other	Significant
	assets	observable inputs	unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2014
Cash equivalents:
Money market funds	$23,011	$—	$—	$23,011
Total	$23,011	$—	$—	$23,011

	Fair value measurements at reporting date using
	Quoted prices in active
	markets for identical	Significant other	Significant
	assets	observable inputs	unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Cash equivalents:
Money market funds	$6,332	$—	$—	$6,332
Short-term investments:
Government securities	—	11,511	—	11,511
Total	$6,332	$11,511	$—	$17,843

The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less at the date of purchase to be cash equivalents, and investments purchased with an original maturity date of ninety days or more at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments.  All other investments are classified as long-term. There were no long or short-term investments as of September 30, 2014, and no long-term investments at December 31, 2013.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30, 2014	December 31, 2013
Employee compensation and benefits	$2,262	$2,595
Professional services	646	578
Manufacturing related	247	815
Other	419	904
Total accrued expenses	$3,574	$4,892

9. STOCK-BASED COMPENSATION

Employee and Director Stock Options

The Company recognized stock-based compensation expense related to employee stock option awards of $533 and $1,912 for the three and nine months ended September 30, 2014, respectively.  Stock-based compensation expense related to employee stock option awards was $764 and $2,441 for the three and nine months ended September 30, 2013, respectively. At September 30, 2014, there was approximately $2,528 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.5 years.

The Company’s Board of Directors granted on December 19, 2013, a stock option for the purchase of 1,150,000 shares of common stock to its Chief Executive Officer in connection with his agreement to serve as a member of the Company’s Board on that date and as an inducement for him to accept employment with the Company starting in January 2014. This option was not granted under any of the Company’s stock option plans. The option has an exercise price equal to the fair market value of the Company’s common stock at the date of grant, and it has a four-year vesting schedule (subject to certain accelerated and continued vesting events) in which 25%, 25% and 50% of the option vests on the 2nd, 3rd and 4th anniversary dates, respectively, of his commencing employment on January 2, 2014.  The shares underlying this option were registered with the Securities and Exchange Commission on March 28, 2014.

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

A summary of option activity for the nine months ended September 30, 2014 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2013	6,201,429	$5.68
Granted	2,035,125	1.28
Exercised	(250,000)	1.20
Forfeited	(489,165)	2.55
Expired	(521,400)	8.12
Outstanding at September 30, 2014	6,975,989	4.60

Options exercisable at September 30, 2014	4,373,978	$6.33

Weighted average grant date fair value of options granted during the nine months ended September 30, 2014		$0.83

For the nine months ended September 30, 2014 and 2013, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

	Nine Months Ended
	September 30,
	2014	2013
Expected dividend yield	—	—
Risk-free rate	1.71%	1.02%
Expected option term (in years)	5.35	5.99
Volatility	85%	84%

Restricted Stock Units

On January 2, 2014, the Company awarded 600,000 restricted stock units to its Chief Executive Officer.  These restricted stock units contain both market and performance conditions which are based on the achievement of certain stock price and revenue targets, respectively.  The restricted stock units vest in various percentages over three years (subject to certain accelerated and continued vesting events) once the agreed-upon stock price and/or revenue based targets are achieved.  To the extent that the market or performance conditions are not met by January 2, 2016, the restricted stock units will be forfeited.

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

11. GEOGRAPHIC AND SEGMENT INFORMATION

The accounting guidance for segment reporting establishes standards for reporting information on operating segments in annual financial statements. The Company operates in one segment, which is the business of developing and commercializing technologies for the production of PHA performance biopolymers. The Company’s chief operating decision-maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results.

As of September 30, 2014, 2% of the combined total assets of the Company’s continuing operations were located outside of the United States and the reported net income (loss) from continuing operations outside of the United States for the three and nine months ended September 30, 2014 and 2013 was less than 1% of the combined net loss of the consolidated Company.

The geographic distribution of the Company’s revenues and long-lived assets from continuing operations is summarized as follows:

	U.S.	Canada	Eliminations	Total
Three Months Ended September 30, 2014:
Net revenues from unaffiliated customers	$600	$32	$—	$632
Inter-geographic revenues	—	185	(185)	—
Net revenues	$600	$217	$(185)	$632

Three Months Ended September 30, 2013:
Net revenues from unaffiliated customers	$573	$56	$—	$629
Inter-geographic revenues	—	175	(175)	—
Net revenues	$573	$231	$(175)	$629

Nine Months Ended September 30, 2014:
Net revenues from unaffiliated customers	$1,830	$114	$—	$1,944
Inter-geographic revenues	—	545	(545)	—
Net revenues	$1,830	$659	$(545)	$1,944

Nine Months Ended September 30, 2013:
Net revenues from unaffiliated customers	$3,516	$232	$—	$3,748
Inter-geographic revenues	—	586	(586)	—
Net revenues	$3,516	$818	$(586)	$3,748

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three and nine months ended September 30, 2014, revenue earned from the Company’s REFABB grant with the U.S. Department of Energy totaled $290 and $898, respectively, and represented 46% and 46% of total revenue for the three and nine months ended September 30, 2014, respectively.  During the three and nine months ended September 30, 2013, revenue earned from the Company’s REFABB grant with the U.S. Department of Energy totaled $362 and $1,213, respectively, and represented 57% and 32%, respectively, of total revenue. Product customers comprising 10% or more of the Company’s total revenues include one customer at 10% for the three months ended September 30, 2014.  There were none during the three months ended September 30, 2013 or during the nine months ended September 30, 2014 and September 30, 2013.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Eliminations	Total
September 30, 2014	$496	$20	$—	$516
December 31, 2013	$752	$41	$—	$793

12. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three and nine months ended September 30, 2014 and 2013, the Company did not recognize any tax expense or benefit due to its continued net operating loss position.  Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax assets.

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of September 30, 2014 or December 31, 2013.

The tax years 2011 through 2013 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. Additionally, the Company can be audited for any loss year up to three years after the year in which the loss is utilized to offset taxable income.  This would include loss years prior to 2011.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2014, and December 31, 2013, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

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

Utilization of the net operating loss and research and development credit carryforwards most likely will be subject to significant annual limitation under Section 382 of the Internal Revenue Code of 1986 due to cumulative ownership changes that have occurred previously or that may occur in the future in connection with the Company’s financing plans. Such ownership changes could limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed an evaluation of its ownership changes through December 31, 2012 and has determined that its NOL and R&D credit carryforwards as of that date were not subject to an annual limitation under Section 382. Although an evaluation of ownership changes through September 30, 2014 has not been completed, the Company’s NOL and R&D credit carryforwards most likely will be limited as a result of the equity offering completed in August 2014 and other cumulative ownership changes.

No additional provision has been made for U.S. income taxes related to the undistributed earnings of the wholly-owned subsidiaries of Metabolix, Inc. or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries. As such, earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practical to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investment in subsidiaries. Unremitted earnings at December 31, 2013 approximated $273.

13. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc., a related party, and recorded $127 and $194 of license and royalty revenue during the three months and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2013, the Company recorded license and royalty revenue from Tepha of $27 and $118, respectively. As of September 30, 2014, the Company had $75 of outstanding receivables due from Tepha for royalties. There was an outstanding receivable of $51 due from Tepha at December 31, 2013. At September 30, 2014, the Company had a total balance of $44 due for reimbursement of amounts paid in connection with the short-term disability of one of the Company’s executive officers.  The Company expects to receive $20 from the Company’s short-term disability insurance carrier and the remaining balance from the executive.

14. DISCONTINUED OPERATION

On September 30, 2014, the Company’s Board of Directors approved a plan to discontinue the operations of the Company’s wholly-owned German subsidiary, Metabolix GmbH, and authorized the sale of substantially all of the assets of Metabolix GmbH in connection with the continuing strategic shift in the Company’s focus to commercializing performance additive solutions based on PHA biopolymers.  Assets of the discontinued operation available for sale at September 30, 2014, and December 31, 2013, of $292 and $2,153, respectively, primarily consist of commercial inventory and are shown in the Company’s consolidated balance sheet under the caption “assets of disposal group classified as held for sale”.

The following represents the major items comprising loss from discontinued operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue	$434	$225	$1,361	$756
Costs and expenses:
Cost of product revenue	413	329	405	691
Research and development	15	128	242	247
Selling, general and administrative	300	521	2,144	1,345
Loss from write-down of assets held for sale	891	—	891	—
Total costs and expenses	1,619	978	3,682	2,283
Net loss	$(1,185)	$(753)	$(2,321)	$(1,527)

On October 20, 2014, the Company completed a sale of substantially all of the assets of Metabolix GmbH to AKRO-PLASTIC GmbH, a German manufacturer of engineering plastics compounds.  The Company will not have significant involvement in the operations formerly conducted by Metabolix GmbH.

15: CAPITAL STOCK

Common and Preferred Stock Issuances

On August 22, 2014, the Company completed a private placement of Company securities.  Proceeds received from the transaction were $24,913, net of issuance costs of $87.  Investors participating in the transaction purchased a total of 50,000,000 units of the Company’s securities at a price of $0.50 per unit.  Each unit consisted of one share of the Company’s common stock and one one-thousandth of a share of the Company’s Series B Convertible Preferred Stock, for a total of 50,000,000 shares of common stock and 50,000 shares of Series B Convertible Preferred Stock.  Each share of the preferred stock issued in the transaction was non-voting, was not redeemable, had no liquidation preference and the only conversion rights were that each share was automatically convertible into 1,000 shares of common stock upon the effectiveness of the filing by the Company of a charter amendment to increase the number of shares of authorized common stock to not less than 150,000,000.  On October 30, 2014, following stockholder approval of a charter amendment to increase the number of authorized shares of the Company’s common stock to 250,000,000 and the effectiveness of such charter amendment, each share of preferred stock issued in the private placement automatically converted into 1,000 shares of common stock, for a total of 50,000,000 additional shares of common stock.

16. SUBSEQUENT EVENT

In October 2014, the Company initiated a restructuring of its U.S. organization to reflect the Company’s strategic focus on PHA performance biopolymers and to modify staffing to the level the Company believes necessary to support successful implementation of its current business strategy.   The scope of the restructuring also reflects the Company’s decision, consistent with its current business strategy, to suspend work in its chemicals program. The Company expects to record restructuring charges of approximately $685 during its fourth fiscal quarter of 2014, related to post-employment benefits in accordance with ASC 420-10, Exit or Disposal Cost Obligations.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements regarding the Company’s business plans and strategies; expectations for establishing commercial PHA biopolymer manufacturing; expected market demand and commercialization plans for the Company’s PHA biopolymer products; expected future financial results and cash requirements; plans for obtaining additional funding; plans and expectations that depend on the Company’s ability to continue as a going concern; and expectations for future research, product development and collaborations. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, dependence on establishing a manufacturing source for our products, risks related to the development and commercialization of our PHA performance biopolymers, risks related to the execution of our business plans and strategies and risks associated with the protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth  under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

The forward-looking statements and risk factors presented in this document are made only as of the date hereof and we do not intend to update any of these risk factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Overview

Metabolix is an advanced biomaterials company focused on delivering sustainable solutions to the plastics industry. We have core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science, and we have assembled these capabilities in a way that has allowed us to integrate our biotechnology research with real world chemical engineering and industrial practice. In addition, we have created an extensive intellectual property portfolio to protect our innovations which, together with our technology, serves as a valuable foundation for our business and future industry collaborations.

Metabolix was formed to leverage the ability of natural systems to produce complex biopolymers from renewable resources. We have focused on a family of biopolymers found in nature called PHAs, which occur naturally in living organisms and are chemically similar to polyesters. We have demonstrated the production of PHAs at industrial scale for biopolymers. We have also demonstrated the production of PHA precursors to certain biobased industrial chemicals and polyhydroxybutyrate (“PHB”), a subclass of PHAs, in agriculturally significant non-food crops.

In 2014, we conducted a comprehensive strategic review of our business and determined to focus the Company’s resources on commercializing PHA performance biopolymers.  This will result in specifically targeting our research, development and commercial resources on the use of our Mirel PHA biopolymers as performance additives in target applications where they can improve performance and or reduce cost in other material systems such as PVC and PLA. We also expect to address applications where the performance, biodegradability, biobased content and other attributes of our PHA biopolymers provide unique functional advantages, such as biodegradation, required by such applications, including PHA coated paper and PHA micropowders. In connection with this more focused business strategy, we also decided to discontinue our operations in Germany, to suspend work in our chemicals program and we are planning to spin out our crops program.

On October 20, 2014, we completed the sale of substantially all of the assets of our wholly-owned German subsidiary, Metabolix GmbH, to AKRO-PLASTIC GmbH (“Akro”), a German manufacturer of engineering plastics compounds.  Metabolix GmbH had been engaged primarily in the marketing and sale of compounded resins used in compostable film and bag applications. In the sale transaction, Akro acquired our technology for MveraTM  B5010 and B5011 compostable resin products for film, as well as certain inventory, certain contracts, and the MveraTM  trademark.  Akro also took over the Metabolix GmbH employees and office space.  The purpose of this sale was to simplify our business structure and focus resources on the success of our core biopolymers business based on PHA performance additives.

In October 2014, we also implemented a restructuring of our U.S. organization to reflect our more narrow strategic focus on PHA biopolymers and to modify staffing to the level we believe necessary to support successful implementation of our business strategy.   The scope of the restructuring also reflects our decision to suspend work in our chemicals program.

From 2004 through 2011, we developed and began commercialization of our PHA biopolymers through a technology alliance and subsequent commercial alliance with a wholly-owned subsidiary of Archer Daniels Midland Company (“ADM”). Under the commercial alliance, ADM was responsible for resin manufacturing, and we were primarily responsible for product development, compounding, marketing and sales. Through this alliance, the companies established a joint venture company, Telles, LLC (“Telles”), to commercialize PHA biopolymer products. ADM terminated the Telles joint venture early in 2012.  We retained significant rights and assets associated with the PHA biopolymers business.  We hold exclusive rights to the Metabolix technology and intellectual property used in the joint venture. We also acquired all of Telles’s inventory and compounding raw materials, all product certifications and all product trademarks including MirelTM and MveraTM .

During 2012, we evaluated the potential applications for our biopolymer products and narrowed our market development focus to certain high value market segments: (i) performance additives, including film and bag applications; and (ii) functional biodegradation. In 2012 and 2013, we developed and launched a range of new products including compounded compostable film grade resins and polymeric modifiers for polyvinyl chloride (“PVC”) and poly lactic acid (“PLA”).

We have supplied customers with PHA inventory manufactured under the Telles joint venture since 2012.   In addition, we have supplemented this inventory with PHA materials derived from our pilot manufacturing capability, as well as other materials purchased from third parties.   We have begun implementing a plan to establish intermediate-scale commercial PHA manufacturing capacity of 2.5 to 5.0 kilo tonnes per year in late 2015.  In the third quarter of 2014, we moved forward with a preliminary engineering study and implementation planning for the retrofit of an existing contract manufacturing facility we have targeted for commercial PHA production.  In this detailed evaluation of the site, we are developing an operational budget, capital budget and construction timeline.   Our goal is to sign a contract manufacturing agreement with the owner of the site by the end of 2014.  Once our PHA supply chain is fully established, we expect to transition away from using inventory acquired from Telles and supply performance PHA additives to our customers from this new captive capacity.

As noted above, we are suspending work in our biobased chemicals program. In this program, we were exploring the use of our PHA technology platform to produce C4 and C3 chemicals from biobased PHA precursors, as opposed to the fossil fuels that are used to produce most industrial chemicals today. Although we believe that developing and commercializing biobased C4 and C3 chemicals could represent an attractive future application of our technology, we have decided to focus our resources on the development of our PHA performance biopolymers business.

For more than 13 years, Metabolix has conducted a research program in crop science with the intent to harness the renewable nature of plants to make renewable chemicals and bioenergy from crops.  Historically, the focal point of our crop technology efforts is around PHB, the simplest member of the PHA family of biopolymers. While applications for PHAs have focused mainly on their use as biodegradable bioplastics, these polymers have a number of other unique attributes that allow potential use in other applications, such as the production of chemical intermediates, as value-added animal feeds or to produce energy. In our crops research program we have been working to create proprietary systems to produce PHB in high concentration in the leaves of biomass crops or in the seeds of oilseed crops for these applications.

Metabolix has secured several grants to support its crop science research program.   In 2011, Metabolix was awarded a $6 million grant by the U.S. Department of Energy (“DOE”) to engineer switchgrass to produce 10 percent PHB, by weight, in the whole plant and to develop methods to thermally convert the PHB-containing biomass to crotonic acid and a higher density residual biomass fraction for production of bioenergy.  During 2012 and 2013, Metabolix was awarded additional grants for leading-edge crop research targeting multi-gene expression and transformation of plants including important biofuel and food crops. In 2014, we have continued to conduct crop research under grants, focused primarily on increasing PHB production in switchgrass and developing a thermal conversion process to recover crotonic acid.

In conjunction with conducting research to increase the yield of PHB in switchgrass and camelina, we have been developing tools and intellectual property around enhancing the photosynthetic capacity of plants, a core capability for improved crop yield. The computational methods and technology for identifying and expressing gene transcription factors in plants which we developed in our crop science program may have the potential to increase plant photosynthesis, leading to increases in biomass, seed yield, starch and oil content. We have validated a model system in switchgrass showing the potential for increased photosynthetic efficiency, increased biomass and significantly higher production of sugar and starch levels versus controls.  We believe this research may have applicability to a range of food, feed and biomass crops where there is a focus on improving crop yield. In connection with our broader plan to focus the Company’s resources on our PHA performance biopolymers business, we are seeking to spin out our crops program to allow further development and commercialization of this technology under a different ownership structure.. However, there can be no assurance that we will be successful in establishing or maintaining suitable business arrangements for the spin out of this activity.

On August 22, 2014, the Company completed a private placement of equity securities. Proceeds received from the private placement were $24,913, net of issuance costs of $87. This was an important step towards our goal of raising $50,000 to $60,000.  Even with this financing, and anticipated reduced cash usage in 2015 as a result of the discontinuation of our German operations, restructuring of our U.S. organization and other cost-containment measures, we will require significant additional funding during 2015 to continue to fund our operations and to support our capital needs. The timing, structure and vehicles for obtaining future financing are under consideration by the Company and such financing may be accomplished in stages. Our goal is to use future financings to continue building an intermediate scale specialty biopolymers business based on PHA additives that will serve as the foundation for our longer range plans and future growth of our business, but there can be no assurance that additional financing efforts will be successful.

As of September 30, 2014, we had an accumulated deficit of $295,820 and total stockholders’ equity was $24,395.

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

Government Grants

As of September 30, 2014, expected gross proceeds of $1,750 remain to be received under our U.S. and foreign government grants, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.  Our German AiF Project grant was terminated in October 2014, in connection with our plan to discontinue the operations of Metabolix GmbH. Total government funds related to AiF Project grant has been adjusted to reflect the early termination.

The status of our United States and foreign government grants is as follows:

			Total received
		Total	through	Remaining amount
	Funding	Government	September 30,	available as of	Contract/Grant
Program Title	Agency	Funds	2014	September 30, 2014	Expiration
Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts	Department of Energy	$6,000	$4,578	$1,422	September 2015
Subcontract from University of California (Los Angeles) project funded by ARPA-E entitled “Plants Engineered to Replace Oil: Energy Plant Design”	Department of Energy	566	566	—	September 2014
Capacity Building for Commercial-Scale PHB Camelina Development	National Research Council Canada	304	275	29	September 2014
Subcontract from University of Massachusetts (Amherst) project funded by ARPA-E entitled “Development of a Dedicated High Value Biofuels Crop”	Department of Energy	663	437	226	December 2014
Development of a Sustainable Value Added Fish Feed Using PHB Producing Camelina	National Research Council Canada	108	72	36	January 2015
Screening and Improvement of Polyhydroxybuyrate (PHB) Production Camelina Sativa Lines for Field Cultivation	Canadian Agricultural Adaptation Program (CAAP)	45	45	—	December 2013
Central Innovation Program for Medium-Sized Companies (ZIM) — Cooperation Project (KF)- Development of New PHB Blends for Innovative Applications	AiF Project GmbH	84	47	37	October 2014
Total		$7,770	$6,020	$1,750

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2014, are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and nine months ended September 30, 2014, are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenue

	Three Months Ended
	September 30,
	2014	2013	Change
Product revenue	$115	$39	$76
Grant revenue	390	563	(173)
License fee and royalty revenue	127	27	100
Total revenue	$632	$629	$3

Total revenue from continuing operations was $632 and $629 for the three months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014 and 2013, we recognized $115 and $39, respectively, of revenue related to the sale of biopolymer products.  The increase of $76 was primarily related to increased sales of compounded product. Product revenue recognized during the three months ended September 30, 2014 and 2013, includes $86 and $20, respectively, of previously deferred revenue from shipments to customers made during prior periods. Our product revenue recognition policy is to defer product revenue recognition until the later of sixty days or cash receipt. At September 30, 2014, short-term deferred revenue of $305 shown on our balance sheet includes $248 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ended December 31, 2014.  During the three months ended September 30, 2014, we recognized $390 of government grant revenue compared to $563 for the same period in 2013.  Grant revenue for the three months ended September 30, 2014 and 2013 primarily consisted of $290 and $362, respectively, in revenue earned from the Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts (“REFABB”) grant. The decrease in grant revenue of $173 was primarily related to the completion and utilization of allocated funds of the UCLA ARPA-E grant.

Although there may be fluctuations from period to period, we anticipate that product revenue from continuing operations will increase over the next twelve months as we  commercialize our PHA performance biopolymers in performance additive applications.

Costs and Expenses

	Three Months Ended
	September 30,
	2014	2013	Change
Cost of product revenue	$786	$130	$656
Research and development expenses	4,088	4,515	(427)
Selling, general, and administrative expenses	2,472	2,473	(1)
Total costs and expenses	$7,346	$7,118	$228

Cost of Product Revenue

Cost of product revenue from continuing operations was $786 and $130 for the three months ended September 30, 2014 and 2013, respectively. These costs primarily include inventory impairment expense and the cost of inventory associated with product revenue recognized during the respective periods. The increase of $656 is primarily attributable to an increase in inventory impairment expense.  During the three months ended September 30, 2014, we evaluated our inventory in order to determine whether its current book value was below the cash value we expect to realize from its sale.  During the three months ended September 30, 2014, we recorded an impairment charge of $657 for slow moving or obsolete inventory that we determined was unlikely to be sold. Cost of product revenue for each period shown also includes the cost of sample inventory shipped to prospective customers, warehousing, product packaging and certain freight charges.

Although there may be fluctuations from period to period, we expect our overall cost of product revenue for continuing operations will decrease over the next twelve months, as cost of product revenue in the current period was higher due to inventory impairments.

Research and Development Expenses

Research and development expenses from continuing operations were $4,088 and $4,515 for the three months ended September 30, 2014 and 2013, respectively. The decrease of $427 was primarily due to a decrease in employee compensation and related benefit expenses.  Employee compensation and related benefit expenses were $2,116 and $2,538 for the three months ended September 30, 2014 and 2013, respectively. The decrease of $422 was primarily attributable to decreases in headcount and employee stock compensation expense. In addition, sponsored research expenses were lower by $126 between the two three month periods.  These reductions were partially offset by an increase in expense for production of pilot material. Pilot material production expenses increased to $807 during the three months ended September 30, 2014, from $498 for the respective period in 2013, due to an increase in activity at our third party biopolymer pilot manufacturing sites.

We expect research and development expenses for the next twelve months to decrease as a result of the restructuring of our U.S. organization, the suspension of work in our chemicals program and the planned spin-out of our crops program.   However, we expect that these decreases will be partially offset by the costs of engineering and implementation planning for the retrofit of an existing contract manufacturing facility we have targeted for intermediate-scale commercial PHA production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations were consistent at $2,472 and $2,473 for the three months ended September 30, 2014 and 2013, respectively.

We expect our selling, general and administrative expenses for the next twelve months to decrease as a result of the restructuring undertaken in October 2014 and as we simplify our business structure and focus resources on the success of our core PHA performance biopolymers business.

Other Income (Expense), Net

	Three Months Ended
	September 30,
	2014	2013	Change
Interest income, net	$4	$4	$—
Other income (expense), net	2	(13)	15
Total other income (expense), net	$6	$(9)	$15

Other income (expense), net was an income of $6 and expense of $9 for the three months ended September 30, 2014 and 2013, respectively. Other income (expense), net during both periods consisted primarily of income from our investments, realized foreign currency gain or loss, offset by investment management and custodial fees.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenue

	Nine Months Ended September 30,
	2014	2013	Change
Product revenue	$428	$1,120	$(692)
Grant revenue	1,301	1,871	(570)
Research and development revenue	—	618	(618)
License fee and royalty revenue	215	139	76
Total revenue	$1,944	$3,748	$(1,804)

Total revenue from continuing operations was $1,944 and $3,748 for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, we recognized $428 and $1,120, respectively, of product revenue related to the sale of biopolymers.  The decrease of $692 is primarily attributable to sales of excess raw materials completed during the prior year that did not recur during the nine months ended September 30, 2014. At September 30, 2014, short-term deferred revenue of $305 shown on our balance sheet includes $248 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ending September 30, 2014.  Our product revenue recognition policy is to defer product revenue recognition until the later of sixty days or cash receipt. Grant revenue was $1,301 and $1,871 for the nine months ended September 30, 2014 and 2013, respectively. The decrease of $570 consisted primarily of a net decrease in revenue recognized from the REFABB grant of $315 in comparison to the nine months ended September 30, 2013 as a result of reduction in labor and other direct charges incurred in connection with the grant.  In addition, the completion and utilization of allocated funds of the UCLA ARPA-E grant resulted in a net decrease in revenue recognized of $201 in comparison to the nine months ended September 30, 2013.  During the nine months ended September 30, 2013, we also recognized $618 of research and development revenue, which was attributable to a funded research and development arrangement with a third party that ended during the second quarter of 2013.

Although there may be fluctuations from period to period, we anticipate that product revenue from continuing operations will increase over the next twelve months as we commercialize our PHA performance biopolymers in performance additive applications.

Costs and expenses

	Nine Months Ended September 30,
	2014	2013	Change
Cost of product revenue	$1,372	1,521	$(149)
Research and development	13,280	14,199	(919)
Selling, general, and administrative	8,269	8,384	(115)
Total costs and expenses	$22,921	24,104	$(1,183)

Cost of Product Revenue

Cost of product revenue from continuing operations was $1,372 and $1,521 for the nine months ended September 30, 2014 and 2013, respectively. These costs primarily include charges recognized for inventory impairment and the cost of inventory associated with product revenue recognized during the respective periods. The decrease of $149 is primarily attributable to lower product sales recognized partially offset by an increase in inventory impairment expense.  We routinely evaluate our inventory in order to determine whether its current book value was below the cash value we expect to realize from its sale.  During the nine months ended September 30, 2014 and 2013, we recorded impairment charges of $886 and $245, respectively, for slow moving or obsolete inventory that we determined was unlikely to be sold. Cost of product revenue for each period shown also includes the cost of sample inventory shipped to prospective customers, warehousing, product packaging and certain freight charges.

Although there may be fluctuations from period to period, we expect our overall cost of product revenue for continuing operations will decrease over the next twelve months, as cost of product revenue in the current period was higher due to inventory impairments.

Research and Development Expenses

Research and development expenses from continuing operations were $13,280 and $14,199 for the nine months ended September 30, 2014 and 2013, respectively. The decrease of $919 was primarily attributable to decreases in employee compensation and related benefits, sponsored research, and depreciation expense offset by an increase in material product costs.  Employee compensation decreased to $7,503 for the nine months ended September 30, 2014 compared to $8,205 for the respective period in 2013. The decrease of $702 was primarily due to decreases in headcount and employee stock compensation expense. Sponsored research decreased to $170 during the nine months ended September 30, 2014, compared to $465 during the respective period in 2013. The decrease of $295 was primarily attributable to lower expenses for subcontracted third party services received in connection with our government grants. Depreciation expense was $387 and $658 for the nine months ended September 30, 2014 and 2013, respectively. The decrease of $271 was primarily attributable to property and equipment reaching full depreciation at a rate faster than the acquisition of new capital assets.  These decreases in expenses were offset by an increase in expense for production of pilot material.  Pilot material production expenses increased to $2,174 during the nine months ended September 30, 2014 compared to $1,561 for the respective period in 2013.  The increase of $613 was primarily due to an increase in activity at our third party biopolymer pilot manufacturing sites.

We expect research and development expenses for the next twelve months to decrease as a result of the restructuring of our U.S. organization, the suspension of work in our chemicals program and the planned spin-out of our crops program.  However, we expect that these decreases will be partially offset by the costs of engineering and implementation planning for the retrofit of an existing contract manufacturing facility we have targeted for intermediate-scale commercial PHA production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations were $8,269 and $8,384 for the nine months ended September 30, 2014 and 2013, respectively. The decrease of $115 was primarily related to a decrease in consulting support and fewer board members receiving board fees.

We expect our selling, general and administrative expenses for the next twelve months to decrease as a result of the restructuring undertaken in October 2014 and as we simplify our business structure and focus resources on the success of our core PHA performance biopolymers business.

Other Income (Expense), net

	Nine Months Ended
	September 30,
	2014	2013	Change
Interest income, net	$6	$17	$(11)
Other income (expense), net	10	(13)	23
Total other income (expense), net	$16	$4	$12

Other income (expense), net was $16 and $4 for the nine months ended September 30, 2014 and 2013, respectively. Other income (expense), net during both periods consisted primarily of income from our investments, realized foreign currency gain or loss, offset by investment management and custodial fees.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

The primary historical sources of our liquidity have been:

• equity financing;

• our former strategic alliance with ADM;

• government grants;

• product revenues; and

• interest earned on cash and investments.

We have incurred significant expenses relating to our research and development efforts. As of September 30, 2014, we had an accumulated deficit of $295,820. Our total unrestricted cash, cash equivalents and investments as of September 30, 2014 were $25,486 as compared to $19,209 at December 31, 2013. As of September 30, 2014, we had no outstanding debt.

Our cash and cash equivalents at September 30, 2014 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve our capital. As of September 30, 2014, we had restricted cash of $619. Restricted cash consists of $494 held in connection with the lease agreement for our Cambridge, Massachusetts facility and $125 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of September 30, 2014, all of our cash equivalents were held in a money market fund.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern, and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, with the exception of 2012, when we recognized $38,885 of deferred revenue from the terminated Telles joint venture, we have recorded losses since our inception, including during the nine months ended September 30, 2014.

As of September 30, 2014, we held unrestricted cash, cash equivalents and investments of $25,486. Our present capital resources are not sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern.  While we were successful in raising $25,000 during the third quarter of 2014 and anticipate reduced cash usage in 2015 as a result of the discontinuation of our German operations, restructuring of our U.S. organization and other cost-

containment measures, we will require significant additional funding during 2015 to continue to fund our operations and to support our capital needs. The timing, structure and vehicles for obtaining future financing are under consideration and such financing may be accomplished in stages. Our goal is to use future financings to continue building an intermediate scale specialty biopolymers business based on PHA additives that will serve as the foundation for our longer range plans and future growth of our business, but there can be no assurance that financing efforts will be successful.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of our biopolymer products as a result of slow market adoption; (b) increases in capital costs and operating expenses related to the establishment and start-up of commercial manufacturing operations either on our own or with third parties; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. If we issue equity or debt securities to raise additional funds, (i) we may incur fees associated with such issuance, (ii) our existing stockholders will experience dilution from the issuance of new equity securities, (iii) we may incur ongoing interest expense and be required to grant a security interest in our assets in connection with any debt issuance, and (iv) the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, utilization of our net operating loss and research and development credit carryforwards most likely will be subject to significant annual limitations under Section 382 of the Internal Revenue Code of 1986 due to the equity offering we completed in August 2014 and other cumulative ownership changes.

If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Net cash used in continuing operations for operating activities was $18,182 for the nine months ended September 30, 2014 compared to net cash used of $18,623 for the nine months ended September 30, 2013.  Operating cash flows during the nine months ended September 30, 2014, reflect our net loss of $20,961, noncash adjustments of $3,560 for depreciation, charges for 401(k) Company common stock match, stock-based compensation and inventory impairment, and a net cash outflow of $781 due to the timing of cash collected from customer sales and other receivables offset by our disbursements.  Net cash used by discontinued operations for operating activities was $460 for the nine months ended September 30, 2014, principally reflecting the losses incurred by the discontinued operation.

Net cash provided by investing activities was $11,358 for the nine months ended September 30, 2014 compared to net cash provided by investing activities of $14,520 for the nine months ended September 30, 2013.  There were no cash investing activities related to the discontinued operations.

Net cash provided by financing activities was $25,213 and $14 for the nine months ended September 30, 2014 and 2013, respectively.  The increase is due to the private placement of equity securities which closed on August 22, 2014, resulting in net proceeds to the Company of $24,913.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2014.

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$8,172	$1,375	$2,855	$2,994	$948
Total	$8,172	$1,375	$2,855	$2,994	$948

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions

See Note 13 to our consolidated financial statements for a full description of our related party transactions.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We have elected to early adopt ASU 2014-08 and has applied the new guidance in connection with its plan to discontinue the operations of our wholly-owned subsidiary, Metabolix GmbH, and to pursue a sale of all or part of the operations of Metabolix GmbH in connection with the continuing shift in our focus to commercializing performance additive solutions based on PHA biopolymers.  See Note 14, Discontinued Operations.

During the quarter ended September 30, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The new standard will be effective for annual and interim periods beginning on or after December 15, 2016, and will be effective for us beginning on January 1, 2017. The amendment allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. Early adoption is not permitted. We are currently evaluating the method of adoption and potential impact that Topic 606 may have on our financial position and results of operations.

In August 2014, the FASB issued an amendment that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this update provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for one year after the date that the financial statements are issued and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update apply to all entities and are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently reviewing the potential impact of adopting the new guidance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934,as amended (the “Exchange Act”)),as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On July 2, 2014, the Company issued 100,896 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

On August 22, 2014, the Company completed a private placement financing in which the Company sold units of the Company’s equity securities to certain qualified institutional and individual investors for an aggregate purchase price of $25,000 in cash.  Each unit consisted of one (1) share of common stock, par value $0.01 per share and one one-thousandth (1/1000) of a share of the Company’s Series B Preferred Stock, par value $0.01 per share.  Upon the closing of the transaction, the Company issued a total of 50,000,000 new shares of common stock and 50,000 shares of Series B Preferred Stock to the investors.  The issuance of these securities was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  Each share of preferred stock issued in the transaction converted into 1,000 common stock, for a total of 50,000,000 additional shares of common stock on October 30, 2014, following stockholder approval of a charter amendment increasing the number of authorized shares of common stock to 250,000,000 and the effectiveness of such charter amendment.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2014, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

3.1                               Amended and Restated Certificate of Incorporation of Registrant (filed herewith).

10.1                        Securities Purchase Agreement dated August 4, 2014, among Metabolix, Inc. and the investors named therein (Incorporated by reference herein to the exhibits to the Company’s Report on Form 8-K filed August 4, 2014 (File No. 001-33133)).

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

32.1                        Section 1350 Certification (furnished herewith).

101.1                 The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL; (i) Consolidated Balance Sheets, September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations, Three Months and Nine Months Ended September 30, 2014 and 2013;

(iii) Consolidated Statements of Comprehensive (Loss) Income, Three and Nine Months Ended September 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

November 14, 2014	By:	/s/ JOSEPH SHAULSON
Joseph Shaulson
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2014	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)