Form 10-Q
period 2015-03-31
METABOLIX, INC.
filed 2015-05-14
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2015 was 135,540,088.

Metabolix, Inc.
Form 10-Q
For the Quarter Ended March 31, 2015

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
METABOLIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$13,257	$20,046
Accounts receivable	174	45
Due from related parties	94	112
Unbilled receivables	558	420
Inventory	571	586
Prepaid expenses and other current assets	774	756
Total current assets	15,428	21,965
Restricted cash	619	619
Property and equipment, net	528	456
Other assets	95	95
Total assets	$16,670	$23,135

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$288	$333
Accrued expenses	2,653	3,709
Deferred revenue	249	147
Total current liabilities	3,190	4,189
Other long-term liabilities	150	150
Total liabilities	3,340	4,339

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 250,000,000 shares authorized at March 31, 2015, 135,353,764 and 135,182,140 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,353	1,352
Additional paid-in capital	319,960	319,580
Accumulated other comprehensive loss	(68)	(64)
Accumulated deficit	(307,915)	(302,072)
Total stockholders’ equity	13,330	18,796
Total liabilities and stockholders’ equity	$16,670	$23,135

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Product revenue	$72	$102
Grant revenue	452	448
License fee and royalty revenue	121	63
Total revenue	645	613

Costs and expenses:
Cost of product revenue	84	166
Research and development	3,925	4,812
Selling, general, and administrative	2,466	3,132
Total costs and expenses	6,475	8,110
Loss from continuing operations	(5,830)	(7,497)

Other income (expense):
Interest income, net	1	5
Other income (expense), net	(14)	1
Total other income (expense), net	(13)	6
Net loss from continuing operations	(5,843)	(7,491)

Discontinued operations:
Loss from discontinued operations	—	(663)
Total loss from discontinued operations	—	(663)

Net loss	$(5,843)	$(8,154)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.04)	$(0.21)
Net loss from discontinued operations	—	(0.02)
Net loss per share	$(0.04)	$(0.23)

Number of shares used in per share calculations:
Basic & Diluted	135,338,509	34,806,797

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss:	$(5,843)	$(8,154)
Other comprehensive loss
Change in unrealized loss on investments	—	(1)
Change in foreign currency translation adjustment	(4)	(26)
Total other comprehensive loss	(4)	(27)
Comprehensive loss	$(5,847)	$(8,181)

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(5,843)	$(8,154)
Less:
Loss from discontinued operation	—	(663)
Loss from continuing operations	(5,843)	(7,491)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	55	191
Charge for 401(k) company common stock match	137	169
Stock-based compensation	313	785
Changes in operating assets and liabilities:
Accounts receivables	(129)	551
Due from related party	18	51
Unbilled receivables	(138)	(60)
Inventory	15	189
Prepaid expenses and other assets	(18)	(434)
Accounts payable	(45)	(74)
Accrued expenses	(1,128)	(2,371)
Deferred rent and other long-term liabilities	—	(38)
Deferred revenue	102	101
Net cash used by continuing operations for operating activities	(6,661)	(8,431)
Net cash used by discontinued operations for operating activities	—	(534)
Net cash used in operating activities	(6,661)	(8,965)

Cash flows from investing activities
Purchase of property and equipment	(127)	(100)
Purchase of short-term investments	—	(1,508)
Proceeds from the sale and maturity of short-term investments	—	6,206
Net cash (used by) provided by investing activities	(127)	4,598

Cash flows from financing activities
Proceeds from options exercised	—	300
Net cash provided by financing activities	—	300

Effect of exchange rate changes on cash and cash equivalents	(1)	(25)

Net decrease in cash and cash equivalents	(6,789)	(4,092)
Cash and cash equivalents at beginning of period	20,046	7,698
Cash and cash equivalents at end of period	$13,257	$3,606

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)
1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2015 and 2014.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2015.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. During 2014, the Company completed the sale of substantially all of the assets of Metabolix GmbH.  The consolidated condensed financial statements for the three month period ended March 31, 2014, have been presented to reflect the operations of Metabolix GmbH as a discontinued operation.  See Note 13 for additional information.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, with the exception of 2012, when the Company recognized $38,885 of deferred revenue from the terminated Telles joint venture, it has recorded losses since its inception, including for the fiscal quarter ended March 31, 2015. As of March 31, 2015, the Company held unrestricted cash and cash equivalents of $13,257. The Company’s present capital resources are not sufficient to fund its planned operations for a twelve month period and, therefore, raise substantial doubt about its ability to continue as a going concern.

While the Company was successful in raising $25,000 during the third quarter of 2014, the Company will require additional funding during 2015 to continue its operations and support its capital needs. The timing, structure and vehicles for obtaining future financing are under consideration, but there can be no assurance that such financing efforts will be successful. The Company intends to use the proceeds of future financings to continue developing its specialty biopolymers business as the foundation for its longer range commercial scale plans and the future growth of its business.

The Company continues to face significant challenges and uncertainties and, as a result, its available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of its biopolymer products as a result of slow market adoption; (b) increases in capital costs or operating expenses related to the Company's establishment, start-up, and operation of biopolymer manufacturing either on its own or with third parties; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make to its business strategy; (e) changes in the Company's research and development spending plans; and (f) other items affecting the Company's forecasted level of expenditures and use of cash resources.

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
2. ACCOUNTING POLICIES

There have been no material changes in accounting policies since the Company’s fiscal year ended December 31, 2014, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.
Principles of Consolidation

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions were eliminated, including transactions with its German subsidiary, Metabolix GmbH, and its Canadian subsidiary, Metabolix Oilseeds, Inc. On October 20, 2014, the Company completed the sale of substantially all of the assets of Metabolix GmbH to AKRO-PLASTIC GmbH, a German manufacturer of engineering plastics compounds. The condensed consolidated financial statements for the three months ended March 31, 2014, have been presented to reflect the operations of Metabolix GmbH as a discontinued operation.

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

Foreign Currency Translation

Foreign denominated assets and liabilities of the Company's wholly-owned foreign subsidiaries are translated into U.S. dollars at the prevailing exchange rates in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are recorded in the accumulated other comprehensive income (loss) in the consolidated balance sheet. When the Company dissolves, sells or substantially sells all of the assets of a consolidated foreign subsidiary, the cumulative translation gain or loss of that subsidiary is released from comprehensive income (loss) and included within its consolidated statement of operations during the fiscal period when the dissolution or sale occurs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company has historically invested its cash equivalents in highly rated money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments, when purchased, are acquired in accordance with the Company’s investment policy which establishes a concentration limit per issuer. At March 31, 2015, the Company’s cash equivalents are invested solely in money market funds.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At March 31, 2015, the Company’s accounts and unbilled receivables include $656 or 79% from U.S. and Canadian government grants and $37 or 5% from customer product sales. At March 31, 2015, the Company’s Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts ("REFABB") grant from the Department of Energy represented 55% of total receivables. At December 31, 2014, the Company’s worldwide accounts and unbilled receivables include $429 or 74% from government grants and $37 or 6% from customer product sales. At December 31, 2014, the Company’s REFABB grant from the Department of Energy represented 63% of total receivables.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-8 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company elected early adoption of ASU 2014-8 and applied the new guidance in connection with the discontinuation of its wholly-owned subsidiary, Metabolix GmbH, in 2014.  See Note 13, Discontinued Operation.

During the quarter ended September 30, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The new standard will be effective for annual and interim periods beginning on or after December 15, 2016, and will be effective for the Company beginning on January 1, 2017. The amendment allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the method of adoption and potential impact that Topic 606 may have on its financial position and results of operations.

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

The Company follows the two-class method when computing net loss per share, when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities as the Company was in a loss position and has no shares that met the definition of participating securities outstanding at March 31, 2015.

The number of shares of potentially dilutive common stock related to options and restricted stock awards (prior to consideration of the treasury stock method) that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2015 and 2014, respectively, are shown below:

	Three Months Ended March 31,
	2015	2014
Options	6,017,891	7,476,840
Restricted stock awards	600,000	593,333
Warrants	—	4,086
Total	6,617,891	8,074,259
5. INVENTORY

The components of biopolymer inventories of the Company’s continuing operations are as follows:

	March 31, 2015	December 31, 2014
Raw materials	$1	$2
Finished goods	570	584
Total inventory	$571	$586

Included within finished goods at March 31, 2015 and December 31, 2014, are $20 and $9, respectively, of inventory that the Company has sold and shipped to customers for which the Company has not yet recognized revenue under its product revenue recognition policy. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value, reducing the value of inventory for excess and obsolete inventory based upon certain assumptions made about future customer demand, quality and possible alternative uses. The Company did not record any inventory impairment charges during the three months ended March 31, 2015 and 2014.
6. FAIR VALUE MEASUREMENTS

The Company has certain financial assets recorded at fair value which have been classified as Level 1 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date.  Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input.  At March 31, 2015 and December 31, 2014, the Company did not own any Level 2 or Level 3 financial assets and there were no transfers between classification levels.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2015
Cash equivalents:
Money market funds	$8,012	$—	$—	$8,012
Total	$8,012	$—	$—	$8,012

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Cash equivalents:
Money market funds	$19,011	$—	$—	$19,011
Total	$19,011	$—	$—	$19,011

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2015	December 31, 2014
Employee compensation and benefits	$1,700	$2,621
Professional services	516	564
Commercial manufacturing	97	77
Other	340	447
Total accrued expenses	$2,653	$3,709
8. STOCK-BASED COMPENSATION

Employee and Director Stock Options

The Company recognized stock-based compensation expense related to employee stock option awards of $313 and $785 for the three months ended March 31, 2015 and 2014, respectively.  At March 31, 2015, there was approximately $1,658 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.34 years.

A summary of option activity for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	6,664,359	$4.70
Granted	7,000	0.38
Exercised	—	—
Forfeited	(5,175)	1.31
Expired	(1,196,432)	5.84
Outstanding at March 31, 2015	5,469,752	$4.45

Options exercisable at March 31, 2015	3,469,060	$6.15

Weighted average grant date fair value of options granted during the three months ended March 31, 2015		$0.28

Restricted Stock Units

On January 2, 2014, the Company awarded 600,000 restricted stock units ("RSUs") to its Chief Executive Officer.  These RSUs contain both market and performance conditions which are based on the achievement of certain stock price and revenue targets, respectively.  The RSUs vest in various percentages over three years (subject to certain accelerated and continued vesting events) once the agreed-upon stock price and/or revenue based targets are achieved.  To the extent that the market or performance conditions are not met by January 2, 2016, the RSUs will be forfeited. The Company estimated the fair value and derived service period of the awards using a Monte Carlo valuation model.  The Company is recognizing compensation expense for this award over its requisite service period, which is equal to the cumulative time expected to achieve one of the triggering conditions followed by a three year post-triggering event vesting period.

On April 1, 2015, the Company awarded 1,223,800 RSUs to members of senior management pursuant to elections previously made by the grantees to convert a portion of their 2014 performance bonuses from cash to equity. These RSUs will vest one year from the date of grant, subject to certain conditions. On April 1, 2015, the Company also awarded 5,260,840 long-term incentive RSUs to employees. These RSUs will vest in four equal annual installments beginning one year after the date of grant, subject to certain conditions. The Company will pay required minimum tax withholding associated with each RSU vesting and will withhold from the common stock issuable on vesting of the RSUs a number of shares with an aggregate fair market value equal to the tax withholding amount unless the grantee makes other arrangements for payment of the tax withholding.

9. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

New Contractual Commitments

In connection with the Company’s plan to increase pilot production of its PHA biopolymers, during May 2015 the Company entered into a two-year agreement with a U.S. supplier of toll fermentation services and another two-year agreement with the owner/operator of the Company’s pilot recovery facility. Under these service agreements the Company estimates that it will be obligated to pay quarterly fixed service fees of approximately $1,100 after the commencement of full scale production and continuing through at least December 31, 2016. The Company made a $1,000 prepayment against future fixed service fees in May 2015. In addition to these fixed charges, the Company is obligated to pay certain variable production costs as incurred.
10. GEOGRAPHIC INFORMATION

The geographic distribution of the Company’s revenues and long-lived assets from continuing operations are summarized in the tables below:

	U.S.	Canada	Eliminations	Total
Three Months Ended March 31, 2015:
Net revenues from unaffiliated customers	$644	$1	$—	$645
Inter-geographic revenues	—	199	(199)	—
Net revenues	$644	$200	$(199)	$645

Three Months Ended March 31, 2014:
Net revenues from unaffiliated customers	$576	$37	$—	$613
Inter-geographic revenues	—	178	(178)	—
Net revenues	$576	$215	$(178)	$613

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three months ended March 31, 2015 and 2014, revenue earned from the Company’s REFABB grant with the U.S. Department of Energy totaled $330 and $301, respectively, and represented 51% and 49% of total revenue for the three months ended March 31, 2015 and 2014, respectively.  There were no product customers comprising 10% or more of the Company’s total revenues for the three months ended March 31, 2015 and 2014.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Eliminations	Total
March 31, 2015	$517	$11	$—	$528
December 31, 2014	$441	$15	$—	$456
11. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three months ended March 31, 2015 and 2014, the Company did not recognize any tax expense or benefit due to its continued net operating loss position.  Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax assets.

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of March 31, 2015 or December 31, 2014.
12. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc., a related party, and recorded $120 and $43 of license and royalty revenue during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company had $94 and $112, respectively, of outstanding receivables due from Tepha for royalties.
13. DISCONTINUED OPERATION

The Company decided in 2014 to discontinue its operations in Germany and sold substantially all of the assets of its wholly-owned German subsidiary, Metabolix GmbH, in October 2014. The Company does not expect to have significant ongoing involvement in the operations formerly conducted by Metabolix GmbH. The consolidated financial statements for the three month period ending March 31, 2014, have been presented to reflect the operations of Metabolix GmbH as a discontinued operation. The following represent the major items comprising loss from discontinued operations for the three months ended March 31, 2014.

Three Months Ended March 31,
2014
Total revenue	$456
Costs and expenses:
Cost of product revenue	529
Research and development	88
Selling, general and administrative	502
Total costs and expenses	1,119
Net loss	$(663)
14. CAPITAL STOCK

Common and Preferred Stock Issuances

On August 22, 2014, the Company completed a private placement of Company securities.  Proceeds received from the transaction were $24,914, net of issuance costs of $86.  Investors participating in the transaction purchased a total of 50,000,000 units of the Company’s securities at a price of $0.50 per unit.  Each unit consisted of one share of the Company’s common stock and one thousandth of a share of the Company’s Series B Convertible Preferred Stock, for a total of 50,000,000 shares of common stock and 50,000 shares of Series B Convertible Preferred Stock.  Each share of the preferred stock issued in the transaction was non-voting, was not redeemable, had no liquidation preference and the only conversion rights were that each share was automatically convertible into 1,000 shares of common stock upon the effectiveness of the filing by the Company of a charter amendment to increase the number of shares of authorized common stock to not less than 150,000,000.  On October 30, 2014, following stockholder approval of a charter amendment to increase the number of authorized shares of the Company’s common stock to 250,000,000 and the effectiveness of such charter amendment, each share of preferred stock issued in the private placement automatically converted into 1,000 shares of common stock, for a total of 50,000,000 additional shares of common stock.
15. RESTRUCTURING

In October 2014, the Company initiated a restructuring of its U.S. organization to reflect its more narrow strategic focus on PHA performance biopolymers and to modify staffing to the level the Company believed necessary to support successful implementation of its current business strategy.   The scope of the restructuring also reflected the Company’s decision, consistent with its business strategy, to suspend work in its chemicals program. The Company recognized $624 of restructuring charges during its fourth fiscal quarter of 2014, related to post-employment benefits . During the three months ended March 31, 2015, a $35 adjustment to increase the restructuring charges was recorded. The remaining accrual balance for restructuring charges is $340 at March 31, 2015, which will be paid during the remainder of 2015.

	Original Charges and Amounts Accrued	Adjustments to Charges	Amounts Paid through March 31, 2015	Amounts Accrued at March 31, 2015
Employee severance, benefits and related costs	$624	$35	$(319)	$340
	$624	$35	$(319)	$340

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning the Company’s business plans and strategies; expectations for establishing pilot and commercial scale PHA biopolymer manufacturing; expected market demand and commercialization plans for the Company’s PHA biopolymer products; expected future financial results and cash requirements; plans for obtaining additional funding; plans and expectations that depend on the Company’s ability to continue as a going concern; and expectations for future research, product development and collaborations. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, dependence on establishing a manufacturing source for our PHA performance biopolymers, risks related to the execution of our business plans and strategies, risks associated with the protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption "Risk Factors" in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

The forward-looking statements and risk factors presented in this document are made only as of the date hereof and we do not intend to update any of these risk factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Unless the context otherwise requires, all references in this Form 10-Q to "Metabolix," "we," "our," "us," "our company" or "the company" refer to Metabolix, Inc., a Delaware corporation and its subsidiaries.

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

In connection with this more focused business strategy, we decided in 2014 to discontinue our operations in Germany and to suspend work in a program that was developing processes for producing biobased chemicals from PHAs, and we are planning to spin out our crop science program – a research program focused on crop yield improvement and the production of PHAs in crops using agricultural biotechnology.

Based on this strategic shift, in October 2014 we sold substantially all of the assets of our wholly-owned German subsidiary, Metabolix GmbH, to AKRO-PLASTIC GmbH (“Akro”), a German manufacturer of engineering plastics compounds. Akro acquired our Mvera TM, B5010 and B5011 products for compostable film, as well as certain inventory, certain contracts, and the Mvera TM trademark. Akro also took over the Metabolix GmbH employees and office space. The purpose of this sale was to simplify our business structure and focus resources on the success of our core PHA performance biopolymers business.

In late 2014, we decided to implement a plan to significantly increase output of Mirel® PHA biopolymers at our contracted pilot manufacturing facilities to a nameplate capacity of 50,000 pounds per month. In connection with this plan, we have entered into multi-year agreements with the operator of our pilot recovery facility and with a toll contractor for fermentation services. The initial focus of this manufacturing plan will be production of the Company's a-PHA (amorphous, low Tg rubber) biopolymer for use in ongoing development and commercialization activities based on this unique PHA product. This new PHA material, together with existing inventory, is intended to support both market development and initial customer conversions as we continue working to build our PHA performance biopolymers business. We also intend to continue evaluating and developing production expansion options as we bring on commercial scale customers for our PHA biopolymers.

We are focused on building our customer base to support the development of our business. To that end, we have intensified our efforts in product and application development and are continuing to enhance our capabilities in this area. We are also working closely with customers across a range of applications to understand the processing and performance profiles for their products, and have developed a process to work with customers from initial data demonstration through product and process validation, larger scale trials and ultimately purchasing decisions. This approach is integral to our specialty materials strategy, where the market opportunities are driven by the important value-adding role our biopolymers can play as components of other material systems or by bringing unique functional advantages such as biodegradability to customer applications. This is a critical area of focus for us and our success depends on working effectively with customers to identify uses and applications for our PHA biopolymers that substantiate the commercial potential for our products.

Government Grants

As of March 31, 2015, expected gross proceeds of $1,443 remain to be received under our U.S. and Canadian government grants, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our United States and foreign government grants is as follows:

	Funding Agency	Total Government Funds	Total received through	Remaining amount available as of	Contract/Grant Expiration
Program Title			March 31, 2015	March 31, 2015
Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts	Department of Energy	$6,000	$4,922	$1,078	September 2015
Subcontract from University of California (Los Angeles) project funded by ARPA-E entitled “Plants Engineered to Replace Oil: Energy Plant Design”	Department of Energy	819	566	253	September 2015
Capacity Building for Commercial-Scale PHB Camelina Development	National Research Council Canada	269	269	—	September 2014
Subcontract from University of Massachusetts (Amherst) project funded by ARPA-E entitled “Development of a Dedicated High Value Biofuels Crop”	Department of Energy	663	554	109	December 2015
Development of a Sustainable Value Added Fish Feed Using PHB Producing Camelina	National Research Council Canada	96	80	3	January 2015
Total		$7,847	$6,391	$1,443

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2015, are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2015, are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”
Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,
	2015	2014	Change
Product revenue	$72	$102	$(30)
Grant revenue	452	448	4
License fee and royalty revenue	121	63	58
Total revenue	$645	$613	$32

Total revenue from continuing operations was $645 and $613 for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, we recognized $72 and $102, respectively, of revenue related to the sale of biopolymer products.  The decrease of $30 was primarily related to our decision in 2014 to shift our business strategy to one focused on commercializing our Mirel PHA biopolymers as specialty materials and we expect variations in quarterly sales as we execute this shift. Product revenue recognized during the three months ended March 31, 2015 and 2014, includes $56 and $80, respectively, of previously deferred revenue from shipments to customers made during prior periods. Our product revenue recognition policy is to defer product revenue recognition until the later of sixty days or cash receipt. At March 31, 2015, short-term deferred revenue of $249 shown on our balance sheet includes $99 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ended June 30, 2015.  During the three months ended March 31, 2015, we recognized $452 of government grant revenue compared to $448 for the same period in 2014.  Grant revenue for the three months ended March 31, 2015 and 2014 primarily consisted of $330 and $301, respectively, in revenue earned from the Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts ("REFABB") grant. During the three months ended March 31, 2015 and 2014, we recognized $121 and $63, respectively, of license and royalty revenue related to licensing of our technology. The $58 increase is primarily related to increased activity at Tepha, a related party that licenses our technology for use in certain medical applications.

We anticipate that product revenue will increase during 2015 as we gain market acceptance for our products and expand pilot production of our PHA biopolymers, although there likely will be fluctuations from quarter to quarter.

Costs and Expenses

	Three Months Ended March 31,
	2015	2014	Change
Cost of product revenue	$84	$166	$(82)
Research and development expenses	3,925	4,812	(887)
Selling, general, and administrative expenses	2,466	3,132	(666)
Total costs and expenses	$6,475	$8,110	$(1,635)

Cost of Product Revenue

Cost of product revenue from continuing operations was $84 and $166 for the three months ended March 31, 2015 and 2014, respectively. These costs primarily include the cost of inventory associated with the product revenue recognized during the respective periods. The decrease of $82 is primarily attributable to a decrease in product sales and the carrying cost of the mix of inventory sold and recognized during the respective periods.  Cost of product revenue for each period also includes the cost of sample inventory shipped to prospective customers, warehousing and certain freight charges.

Although there may be fluctuations from period to period, we expect our overall cost of product revenue for continuing operations will increase over the next twelve months, as product sales increase.

Research and Development Expenses

Research and development expenses from continuing operations were $3,925 and $4,812 for the three months ended March 31, 2015 and 2014, respectively. The decrease of $887 was primarily due to a decrease in employee compensation and related benefit expenses.  Employee compensation and related benefit expenses were $2,259 and $2,903 for the three months ended March 31, 2015 and 2014, respectively. The decrease of $644 was primarily attributable to decreases in headcount and employee stock compensation expense related to our October 2014 work force reduction. In addition, pilot material production expenses decreased by $105 during the three months ended March 31, 2015, from $668 for the respective period in 2014, primarily as a result of capital expansion activities that commenced during the first quarter of 2015 to increase capacity at our contracted biopolymer pilot recovery plant. Depreciation expense was $46 and $172 for the three months ended March 31, 2015 and 2014, respectively. The decrease of $126 was due to a combination of existing equipment reaching full depreciation and the relatively low value of new capital equipment acquired and put into operation during the quarter.

We expect research and development expenses for the next twelve months to increase as we incur higher fermentation and recovery costs associated with increased pilot biopolymer material production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations were $2,466 and $3,132 for the three months ended March 31, 2015 and 2014, respectively. The decrease of $666 was primarily due to a decrease in employee compensation and related benefits expenses. Employee compensation and related benefit expenses were $1,107 and $1,861 for the three months ended March 31, 2015 and 2014, respectively. The decrease of $754 was primarily attributable to decreases in headcount and employee stock compensation expense related to our October 2014 work force reduction. In addition, the Company has seen overall reductions in expenses across many categories, including travel, consulting and professional fees as a result of the reduced headcount. The decreases were partially offset by a one-time technology license payment of $300 made during the first quarter of 2015.

We expect our selling, general and administrative expenses for the next twelve months to decrease as a result of cost reductions undertaken in the fourth quarter of 2014 and as we continue to simplify our business structure and focus resources on our core PHA performance additive biopolymers business.

Other Income (Expense), Net

	Three Months Ended March 31,
	2015	2014	Change
Interest income, net	$1	$5	$(4)
Other income (expense), net	(14)	1	(15)
Total other income (expense), net	$(13)	$6	$(19)

Other income (expense), net was an expense of $13 and income of $6 for the three months ended March 31, 2015 and 2014, respectively. Other income (expense), net, during both periods consisted primarily of income from our money market funds, net of custodial fees, and realized foreign currency transaction gains or losses.
Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

The primary historical sources of our liquidity have been:

· equity financing;
· our former strategic alliance with ADM;
· government grants;
· other funded research development arrangements;
· product revenues; and
· interest earned on cash and short-term investments.

We have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of March 31, 2015, we had an accumulated deficit of $307,915. Our total unrestricted cash and cash equivalents as of March 31, 2015, were $13,257 as compared to $20,046 at December 31, 2014. As of March 31, 2015, we had no outstanding debt.

Our cash and cash equivalents at March 31, 2015 were held for working capital purposes. We do not enter into investments for trading or speculative purposes since the primary objective of our investment activities is to preserve our capital. As of March 31, 2015, we had restricted cash of $619. Restricted cash consists of $494 held in connection with the lease agreement for our Cambridge, Massachusetts facility and $125 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. Investments are limited to high quality corporate debt, U.S. Treasury bills and notes, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of March 31, 2015, we were in compliance with this policy.

With the exception of 2012, when the Company recognized $38,885 of deferred revenue from the terminated Telles joint venture with ADM, it has recorded losses since its inception, including its fiscal quarter ended March 31, 2015. As of March 31, 2015, the Company held unrestricted cash and cash equivalents of $13,257. Our present capital resources are not sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern. We expect that reductions in cash usage in 2015 due to discontinuation of our German operations, restructuring of our U.S. organization and other cost containment measures will be largely offset by increased biopolymer production costs. As a result, we anticipate total cash usage during 2015 of approximately $23,000. This estimate includes the $6,789 of total cash used in the first quarter and assumes approximately $1,000 in capital costs related to the expansion of pilot manufacturing and continued funding of the Company's crop science program for the full year.

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

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of our biopolymer products as a result of slow market adoption; (b) increases in capital costs or operating expenses related to the Company's establishment, start-up, expansion or operation of biopolymer manufacturing either on our own or with third parties; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

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
Failure to receive additional funding in 2015 may force the Company to delay, scale back or otherwise modify its business and manufacturing plans, sales and marketing efforts, research and development activities and other operations, and/ or seek strategic alternatives. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Net cash used by continuing operations for operating activities was $6,661 for the three months ended March 31, 2015, compared to net cash used of $8,431 during the three months ended March 31, 2014. The cash used during the first quarter of 2015 primarily reflects the net loss of $5,843 for the quarter and $1,373 of annual performance bonuses paid to employees, partially offset by non-cash expenses, including stock-based compensation expense of $313, depreciation expense of $55, and the Company's 401(k) stock matching contribution expense of $137. During the three months ended March 31, 2014, an additional $534 of net cash was used by discontinued operations for operating activities.

Net cash of $127 was used by continuing operations for investing activities during the three months ended March 31, 2015, compared to net cash provided by investing activities during the three months ended March 31, 2014 of $4,598. Net cash used by investing activities during the three months ended March 31, 2015 is the result of funds expended for the purchase of property and equipment. Net cash provided by investing activities during the three months ended March 31, 2014 included $6,206 provided by the sale and maturity of investments, partially offset by $1,508 used to purchase investments.

The Company did not utilize cash for financing activities during the three months ended March 31, 2015. During the three months ended March 31, 2014, net cash of $300 was provided by financing activities and was solely attributable to the proceeds received from the purchase of shares by our Chief Executive Officer pursuant to his employment agreement.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2015:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Purchase obligation	$25	$25	$—	$—	$—
Operating lease obligations	7,547	1,448	2,890	3,029	180
Total	$7,572	$1,473	$2,890	$3,029	$180

In connection with our plan to increase pilot production of PHA biopolymers, during May 2015 we entered into a two-year agreement with a U.S. supplier of toll fermentation services and another two-year agreement with the owner/operator of our pilot recovery facility. Under these service agreements we estimate that the Company will be obligated to pay quarterly fixed service fees of approximately $1,100 after the commencement of full scale production and continuing through at least December 31, 2016. The Company made a $1,000 prepayment against future fixed service fees in May 2015. In addition to these fixed charges, the Company is obligated to pay certain variable production costs as incurred.
Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.
Related Party Transactions

See Note 12 to our consolidated financial statements for a full description of our related party transactions.
Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-8 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We elected early adoption of ASU 2014-8 and applied the new guidance in connection with the discontinuation of its wholly-owned subsidiary, Metabolix GmbH, in 2014.  See Note 13, Discontinued Operation.

During the quarter ended September 30, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The new standard will be effective for annual and interim periods beginning on or after December 15, 2016, and will be effective for the Company beginning on January 1, 2017. The amendment allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. Early adoption is not permitted. We are currently evaluating the method of adoption and potential impact that Topic 606 may have on our financial position and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.
ITEM 1A.  RISK FACTORS.

There have been no material changes in information regarding our risk factors as described in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On January 8, 2015, the Company issued 171,624 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2015, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
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

101.1
The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations, Three Months Ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Loss, Three Months Ended March 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

May 14, 2015	By:	/s/ JOSEPH SHAULSON
Joseph Shaulson
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2015	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)