Form 10-Q
period 2015-06-30
METABOLIX, INC.
filed 2015-08-13
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2015 was 26,981,214.

Metabolix, Inc.
Form 10-Q
For the Quarter Ended June 30, 2015

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
METABOLIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$22,707	$20,046
Accounts receivable	139	45
Due from related parties	90	112
Unbilled receivables	346	420
Inventory	555	586
Prepaid expenses and other current assets	1,631	756
Total current assets	25,468	21,965
Restricted cash	619	619
Property and equipment, net	743	456
Other assets	95	95
Total assets	$26,925	$23,135

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$384	$333
Accrued expenses	3,184	3,709
Deferred revenue	246	147
Total current liabilities	3,814	4,189
Other long-term liabilities	150	150
Total liabilities	3,964	4,339

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 250,000,000 shares authorized at June 30, 2015 and December 31, 2014; 26,959,980 and 22,530,322 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	270	225
Additional paid-in capital	336,749	320,707
Accumulated other comprehensive loss	(70)	(64)
Accumulated deficit	(313,988)	(302,072)
Total stockholders’ equity	22,961	18,796
Total liabilities and stockholders’ equity	$26,925	$23,135

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product revenue	$113	$211	$185	$313
Grant revenue	470	463	922	911
License fee and royalty revenue	161	25	282	88
Total revenue	744	699	1,389	1,312

Costs and expenses:
Cost of product revenue	90	420	174	586
Research and development	4,319	4,380	8,244	9,192
Selling, general, and administrative	2,464	2,665	4,930	5,797
Total costs and expenses	6,873	7,465	13,348	15,575
Loss from continuing operations	(6,129)	(6,766)	(11,959)	(14,263)

Other income (expense):
Interest income, net	1	(3)	2	2
Other income (expense), net	55	7	41	8
Total other income (expense), net	56	4	43	10
Net loss from continuing operations	(6,073)	(6,762)	(11,916)	(14,253)

Discontinued operations:
Loss from discontinued operations	—	(473)	—	(1,136)
Total loss from discontinued operations	—	(473)	—	(1,136)

Net loss	$(6,073)	$(7,235)	$(11,916)	$(15,389)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.26)	$(1.16)	$(0.52)	$(2.45)
Net loss from discontinued operations	—	(0.08)	—	(0.20)
Net loss per share	$(0.26)	$(1.24)	$(0.52)	$(2.65)

Number of shares used in per share calculations:
Basic & Diluted	23,117,539	5,831,490	22,838,511	5,816,379

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss:	$(6,073)	$(7,235)	$(11,916)	$(15,389)
Other comprehensive loss
Change in unrealized loss on investments	—	(1)	—	(2)
Change in foreign currency translation adjustment	(1)	(4)	(6)	(30)
Total other comprehensive loss	(1)	(5)	(6)	(32)
Comprehensive loss	$(6,074)	$(7,240)	$(11,922)	$(15,421)

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(11,916)	$(15,389)
Less:
Loss from discontinued operation	—	(1,136)
Loss from continuing operations	(11,916)	(14,253)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	100	333
Charge for 401(k) company common stock match	218	259
Stock-based compensation	894	1,379
Inventory impairment	—	228
Changes in operating assets and liabilities:
Accounts receivables	(94)	424
Due from related party	22	51
Unbilled receivables	74	48
Inventory	31	28
Prepaid expenses and other assets	(875)	17
Accounts payable	(165)	(147)
Accrued expenses	(517)	(1,741)
Deferred rent and other long-term liabilities	—	(50)
Deferred revenue	99	58
Net cash used by continuing operations for operating activities	(12,129)	(13,366)
Net cash used by discontinued operations for operating activities	—	(480)
Net cash used in operating activities	(12,129)	(13,846)

Cash flows from investing activities
Purchase of property and equipment	(209)	(100)
Purchase of short-term investments	—	(1,508)
Proceeds from the sale and maturity of short-term investments	—	13,019
Net cash (used by) provided by investing activities	(209)	11,411

Cash flows from financing activities
Proceeds from options exercised	—	300
Proceeds from private placement offering	15,000	—
Net cash provided by financing activities	15,000	300

Effect of exchange rate changes on cash and cash equivalents	(1)	(32)

Net increase (decrease) in cash and cash equivalents	2,661	(2,167)
Cash and cash equivalents at beginning of period	20,046	7,698
Cash and cash equivalents at end of period	$22,707	$5,531
Supplemental disclosure of non-cash information:
Purchase of property and equipment included in accrued expenses	$178	$—
Private placement offering costs included in accounts payable and accrued expenses	$297	$—
Restricted stock units issued to settle incentive compensation obligation	$305	$—

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)
1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2015 and 2014.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. During 2014, the Company completed the sale of substantially all of the assets of Metabolix GmbH.  The consolidated condensed financial statements for the three and six month periods ended June 30, 2014, have been presented to reflect the operations of Metabolix GmbH as a discontinued operation.  See Note 13 for additional information.

On May 26, 2015, the Company effected a 1-for-6 reverse stock split of its common stock, as determined by the Company’s board of directors under authorization approved at a special meeting of stockholders held on October 30, 2014. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices, and conversion rates set forth in these notes and the accompanying condensed consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, with the exception of 2012, when the Company recognized $38,885 of deferred revenue from a terminated joint venture, it has recorded losses since its inception, including for the fiscal quarter ended June 30, 2015. As of June 30, 2015, the Company held unrestricted cash and cash equivalents of $22,707. The Company’s present capital resources are not sufficient to fund its planned operations for a twelve month period and, therefore, raise substantial doubt about its ability to continue as a going concern.

The Company was successful during its fiscal quarters ending June 30, 2015 and September 30, 2014, in raising $14,703 and $24,913, net of offering costs, respectively, through private equity offerings. It will, however, require additional funding during the next twelve months to continue its operations and support its capital needs. The timing, structure and vehicles for obtaining future financing are under consideration, but there can be no assurance that such financing efforts will be successful. The Company intends to use the proceeds of its recent and any future financings to continue developing its specialty biopolymers business as the foundation for its longer range commercial scale plans and the future growth of its business.

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

If the Company issues equity or debt securities to raise additional funds, (i) the Company may incur fees associated with such issuance, (ii) its existing stockholders may experience dilution from the issuance of new equity securities, (iii) the

Company may incur ongoing interest expense and be required to grant a security interest in Company assets in connection with any debt issuance, and (iv) the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. In addition, utilization of the Company’s net operating loss and research and development credit carryforwards may be subject to significant annual limitations under Section 382 of the Internal Revenue Code of 1986 due to ownership changes resulting from equity financing transactions. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company.

Failure to receive additional funding during the next twelve months may force the Company to delay, scale back or otherwise modify its business and manufacturing plans, sales and marketing efforts, research and development activities and other operations, and/or seek strategic alternatives. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
2. ACCOUNTING POLICIES

There have been no material changes in accounting policies since the Company’s fiscal year ended December 31, 2014, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.
Principles of Consolidation

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions were eliminated, including transactions with its German subsidiary, Metabolix GmbH, and its Canadian subsidiary, Metabolix Oilseeds, Inc. On October 20, 2014, the Company completed the sale of substantially all of the assets of Metabolix GmbH to AKRO-PLASTIC GmbH, a German manufacturer of engineering plastics compounds. The condensed consolidated financial statements for the three months and six months ended June 30, 2014, have been presented to reflect the operations of Metabolix GmbH as a discontinued operation.

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

Foreign Currency Translation

Foreign denominated assets and liabilities of the Company's wholly-owned foreign subsidiaries are translated into U.S. dollars at the prevailing exchange rates in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. When the Company dissolves, sells or substantially sells all of the assets of a consolidated foreign subsidiary, the cumulative translation gain or loss of that subsidiary is released from comprehensive income (loss) and included within its consolidated statement of operations during the fiscal period when the dissolution or sale occurs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company has historically invested its cash equivalents in highly rated money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments, when purchased, are acquired in accordance with the Company’s investment policy which establishes a concentration limit per issuer. At June 30, 2015, the Company’s cash equivalents are invested solely in money market funds.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At June 30, 2015, the Company’s accounts and unbilled receivables include $420 or 73% from U.S. and Canadian government grants. At June 30, 2015, the Company’s Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts ("REFABB") grant from the Department of Energy represented 51% of total government grant receivables. At December 31, 2014, the Company’s worldwide accounts and unbilled receivables include $429 or 74% from government grants. At December 31, 2014, the Company’s REFABB grant from the Department of Energy represented 63% of total government grant receivables.
3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-8 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company elected early adoption of ASU 2014-8 and applied the new guidance in connection with the discontinuation of its wholly-owned subsidiary, Metabolix GmbH, in 2014.  See Note 13, Discontinued Operation.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In July 2015, the FASB delayed the effective date of the new revenue standard by one year. The new standard will be effective for us on January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

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
4. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method, as well as weighted shares outstanding of any potential (unissued) shares of common stock from restricted stock units. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, there is no difference in basic and dilutive loss per share. Common stock equivalents include stock options, restricted stock awards and warrants.

The Company follows the two-class method when computing net loss per share, when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities as the Company had no outstanding shares that met the definition of participating securities at June 30, 2015.

On May 26, 2015, the Company effected a 1-for-6 reverse stock split of its common stock. The calculation of basic and diluted net loss per share, as presented in the accompanying Condensed Consolidated Statements of Operations, have been determined based on retroactive adjustment of weighted average shares outstanding for all periods presented.

The number of shares of potentially dilutive common stock presented on a weighted average basis, related to options, restricted stock units and warrants (prior to consideration of the treasury stock method) that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2015 and 2014, respectively, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options	937,121	1,227,400	970,460	1,242,710
Restricted stock units	1,180,773	100,000	643,372	99,448
Warrants	648,297	—	325,939	—
Total	2,766,191	1,327,400	1,939,771	1,342,158
5. INVENTORY

The components of biopolymer inventories of the Company’s continuing operations are as follows:

	June 30, 2015	December 31, 2014
Raw materials	$9	$2
Finished goods	546	584
Total inventory	$555	$586

On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value, reducing the value of inventory for excess and obsolete inventory based upon certain assumptions made about future customer demand, quality and possible alternative uses. The Company did not record any inventory impairment charges during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company recorded a $228 charge to cost of product revenue for raw material and finished goods inventory that it determined was unlikely to be sold.
6. FAIR VALUE MEASUREMENTS

The Company has certain financial assets recorded at fair value which have been classified as Level 1 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date.  Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input.  At June 30, 2015 and December 31, 2014, the Company did not own any Level 2 or Level 3 financial assets and there were no transfers between classification levels.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2015
Cash equivalents:
Money market funds	$20,512	$—	$—	$20,512
Total	$20,512	$—	$—	$20,512

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Cash equivalents:
Money market funds	$19,011	$—	$—	$19,011
Total	$19,011	$—	$—	$19,011

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2015	December 31, 2014
Employee compensation and benefits	$1,754	$2,621
Professional services	755	564
Commercial manufacturing	270	77
Other	405	447
Total accrued expenses	$3,184	$3,709
8. STOCK-BASED COMPENSATION

At June 30, 2015, there was approximately $4,534 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized.

Employee and Director Stock Options

The Company recognized stock-based compensation expense related to employee stock option awards of $578 and $891 for the three and six months ended June 30, 2015, respectively.  Stock-based compensation expense related to employee stock option awards was $594 and $1,379 for the three and six months ended June 30, 2014, respectively. The compensation expense related to unvested stock options is expected to be recognized over a remaining weighted average period of 2.37 years.

A summary of option activity for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,110,721	$28.22
Granted	31,208	3.72
Exercised	—	—
Forfeited	(863)	7.85
Expired	(209,728)	33.79
Outstanding at June 30, 2015	931,338	$26.16

Options exercisable at June 30, 2015	597,740	$36.09

Weighted average grant date fair value of options granted during the six months ended June 30, 2015		$2.68

Restricted Stock Units

On January 2, 2014, the Company awarded 100,000 restricted stock units ("RSUs") to its Chief Executive Officer.  These RSUs contain both market and performance conditions which are based on the achievement of certain stock price and revenue targets, respectively.  The RSUs vest in various percentages over three years (subject to certain accelerated and continued vesting events) once the agreed-upon stock price and/or revenue based targets are achieved.  To the extent that the market or performance conditions are not met by January 2, 2016, the RSUs will be forfeited. The Company estimated the fair value and derived service period of the awards using a Monte Carlo valuation model.  The Company is recognizing compensation expense for this award over its requisite service period, which is equal to the cumulative time expected to achieve one of the triggering conditions followed by a three year post-triggering event vesting period.

On April 1, 2015, the Company awarded 203,967 RSUs to members of senior management pursuant to elections previously made by the grantees to convert a portion of their 2014 performance bonuses from cash to equity. These RSUs will vest one year from the date of grant, subject to service conditions. On April 1, 2015, the Company also awarded 876,806 long-term incentive RSUs to employees. These RSUs will vest in four equal annual installments beginning one year after the date of grant, subject to service conditions. The Company records stock compensation expense for RSUs on a straight line basis over their vesting period based on the RSU's award date market value. The Company will pay required minimum income tax withholding associated with RSUs as they vest and will withhold from the common stock issuable on vesting of the RSUs a number of shares with an aggregate fair market value equal to the tax withholding amount unless the employee makes other arrangements for payment of the tax withholding.

A summary of RSU activity for the six months ended June 30, 2015 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2014	100,000
Awarded	1,080,773
Released	—
Forfeited	—
Outstanding at June 30, 2015	1,180,773	1.84

Vested and expected to vest as of June 30, 2015	997,606	1.71

Weighted average remaining recognition period	2.96
Weighted average grant date fair value of RSUs granted during the six months ended June 30, 2015	$3.78

9. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

New Contractual Commitments

In connection with the Company’s plan to increase pilot production of its PHA biopolymers, during May 2015 the Company entered into a two-year agreement with a U.S. supplier of toll fermentation services and another two-year agreement with the owner/operator of the Company’s U.S. pilot resin recovery facility. Under these manufacturing agreements, which became effective July 1, 2015, the Company estimates that it will be obligated to pay quarterly fixed service fees of approximately $1,100 after the commencement of full scale production and continuing through at least December 31, 2016. The Company made a $1,000 prepayment against future fixed service fees in May 2015. In addition to these fixed charges, the Company is obligated to pay certain variable production costs as incurred.

10. GEOGRAPHIC INFORMATION

The geographic distribution of the Company’s revenues and long-lived assets from continuing operations are summarized in the tables below:

	U.S.	Canada	Eliminations	Total
Three Months Ended June 30, 2015:
Net revenues from unaffiliated customers	$744	$—	$—	$744
Inter-geographic revenues	—	203	(203)	—
Net revenues	$744	$203	$(203)	$744

Three Months Ended June 30, 2014:
Net revenues from unaffiliated customers	$655	$44	$—	$699
Inter-geographic revenues	—	183	(183)	—
Net revenues	$655	$227	$(183)	$699

Six Months Ended June 30, 2015:
Net revenues from unaffiliated customers	$1,388	$1	$—	$1,389
Inter-geographic revenues	—	402	(402)	—
Net revenues	$1,388	$403	$(402)	$1,389

Six Months Ended June 30, 2014:
Net revenues from unaffiliated customers	$1,231	$81	$—	$1,312
Inter-geographic revenues	—	361	(361)	—
Net revenues	$1,231	$442	$(361)	$1,312

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three and six months ended June 30, 2015, revenue earned from the Company’s REFABB grant with the U.S. Department of Energy totaled $347 and $677, respectively, and represented 47% and 49% of total revenue.  During the three and six months ended June 30, 2014, revenue earned from the Company's REFABB grant totaled $307 and $608, respectively, and represented 44% and 46% of total revenue. During the six months ended June, 30, 2015, no product customers represented 10% or more of the Company’s total revenues. During the six months ended June 30, 2014, one customer represented 10% of the Company's total revenues.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Eliminations	Total
June 30, 2015	$735	$8	$—	$743
December 31, 2014	$441	$15	$—	$456
11. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted tax rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three and six months ended June 30, 2015 and 2014, the Company did not recognize any tax expense or benefit due to its continued net operating loss position.  Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax assets.

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of June 30, 2015 or December 31, 2014.
12. RELATED PARTIES

The Company engaged in various transactions with Tepha, Inc., a related party, and recorded $115 and $235 of license and royalty revenue during the three months and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2014, the Company recorded license and royalty revenue from Tepha of $25 and $68, respectively. As of June 30, 2015 and December 31, 2014, the Company had $90 and $112, respectively, of outstanding receivables due from Tepha for royalties.
13. DISCONTINUED OPERATION

The Company decided in September 2014 to discontinue its operations in Germany and sold substantially all of the assets of its wholly-owned German subsidiary, Metabolix GmbH. The Company does not expect to have significant ongoing involvement in the operations formerly conducted by Metabolix GmbH. The consolidated financial statements for the three and six months ending June 30, 2014, have been presented to reflect the operations of Metabolix GmbH as a discontinued operation. The following represent the major items comprising loss from discontinued operations for the three and six months ended June 30, 2014.

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Total revenue	$471	$927
Costs and expenses:
Cost of product revenue	354	883
Research and development	99	187
Selling, general and administrative	491	993
Total costs and expenses	944	2,063
Net loss	$(473)	$(1,136)
14. CAPITAL STOCK

Common and Preferred Stock Issuances

On May 26, 2015, the Company effected a 1-for-6 reverse split of its common stock, as determined by the Company's board of directors under authorization approved at a special meeting of stockholders held on October 30, 2014. The reverse stock split reduced the number of shares of the Company's common stock currently outstanding at the time the reverse split was made effective from approximately 135.5 million shares to approximately 22.6 million shares. Proportional adjustments were made to the Company's outstanding stock options and restricted stock units and to the number of shares issued and issuable under the Company's equity compensation plans. The number of authorized shares of the Company's common stock remained at 250 million shares.
On June 19, 2015, the Company completed a private placement of its securities. Proceeds received from the transaction were $14,703, net of issuance costs of $297. Investors participating in the transaction purchased a total of 4,370,000 shares of common stock at a price of $3.32 per share and warrants with a purchase price of $0.125 per warrant to purchase up to an aggregate of 3,933,000 additional shares of common stock. The warrants have a four-year term and are immediately exercisable at a price of $3.98 per share. The Company reviewed the accounting guidance for warrants and has determined that the warrants should be recorded as equity within additional paid-in capital at June 30, 2015.

On August 22, 2014, the Company completed a private placement of its securities.  Proceeds received from the transaction were $24,914, net of issuance costs of $86.  Investors participating in the transaction purchased a total of 8,333,333 units of the Company’s securities at a price of $3.00 per unit.  Each unit consisted of one share of the Company’s common stock and one thousandth of a share of the Company’s Series B Convertible Preferred Stock, for a total of 8,333,333 shares of common stock and 50,000 shares of Series B Convertible Preferred Stock.  Each share of the preferred stock issued in the transaction was non-voting, was not redeemable, had no liquidation preference and the only conversion rights were that each share was automatically convertible into 166.67 shares of common stock upon the effectiveness of the filing by the Company of a charter amendment to increase the number of shares of authorized common stock to not less than 150,000,000.  On October 30, 2014, following stockholder approval of a charter amendment to increase the number of authorized shares of the Company’s common stock to 250,000,000 and the effectiveness of such charter amendment, each share of preferred stock issued in the private placement automatically converted into 166.67 shares of common stock, for a total of 8,333,333 additional shares of common stock.
15. RESTRUCTURING

In October 2014, the Company initiated a restructuring of its U.S. organization to reflect its more narrow strategic focus on PHA performance biopolymers and to modify staffing to the level the Company believed necessary to support successful implementation of its current business strategy.   The scope of the restructuring also reflected the Company’s decision, consistent with its business strategy, to suspend work in its chemicals program. The Company has recognized a total of $659 in restructuring charges related to post-employment benefits. At June 30, 2015, $209 of the restructuring charges remain to be paid during 2015.

	Original Charges and Amounts Accrued	Adjustments to Charges	Amounts Paid through June 30, 2015	Amounts Accrued at June 30, 2015
Employee severance, benefits and related costs	$624	$35	$(450)	$209
	$624	$35	$(450)	$209

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

Overview

Metabolix is an advanced biomaterials company focused on delivering sustainable solutions to the plastics industry. We have core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science, and we have assembled these capabilities in a way that has allowed us to integrate our biotechnology research with real world chemical engineering and industrial practice. In addition, we have created an extensive intellectual property portfolio to protect our innovations which, together with our technology, serves as a valuable foundation for our business.
Metabolix was formed to leverage the ability of natural systems to produce complex biopolymers from renewable resources. We have focused on a family of biopolymers found in nature called polyhydroxyalkanoates (‘‘PHAs’’), which occur naturally in living organisms and are chemically similar to polyesters. We have demonstrated the production of our PHAs from pilot to industrial scale and we have sold our PHA products commercially since 2012.
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
In 2014, we conducted a comprehensive strategic review of our business and decided to focus the Company’s resources on commercializing PHA performance biopolymers. This has resulted in specifically targeting our research, development and commercial resources on the use of our Mirel® PHA biopolymers as performance additives in a range of applications where they can improve performance and/or reduce cost in other material systems such as polyvinyl chloride (‘‘PVC’’) and polylactic acid (‘‘PLA’’). In PVC additives, we are focusing on opportunities where our PHA biopolymers are used as property modifiers or process aids. We are also targeting applications where the performance, biodegradability, biobased content and other attributes of our PHA biopolymers provide unique functional advantages, such as biodegradation, required by such applications, including PHA resins for molded articles and films, PHA micropowders and PHA latex and other PHA barrier coatings for paper and cardboard.
In connection with this more focused business strategy, we decided in 2014 to discontinue our operations in Germany and to suspend work in a program that was developing processes for producing biobased chemicals from PHAs, and we are planning to spin out our crop science program—a research program focused on crop yield improvement and the production of PHAs in crops using agricultural biotechnology.
As part of this strategic shift, in October 2014 we sold substantially all of the assets of our wholly-owned German subsidiary, Metabolix GmbH, to AKRO-PLASTIC GmbH (‘‘Akro’’), a German manufacturer of engineering plastics compounds. Akro acquired our Mvera™, B5010 and B5011 products for compostable film, as well as certain inventory, certain contracts, and the Mvera™ trademark. Akro also took over the Metabolix GmbH employees and office space. The purpose of this sale was to simplify our business structure and focus resources on the success of our core PHA performance biopolymers business.
In late 2014, we decided to implement a plan to significantly increase output of Mirel® PHA biopolymers at our contracted pilot manufacturing facilities to a nameplate capacity of 50,000 pounds per month. In connection with this plan, we have entered into multi-year agreements with the operator of our pilot recovery facility and with a toll contractor for fermentation services. The initial focus of this manufacturing plan is production of the Company’s a-PHA (amorphous, low Tg rubber) biopolymer for use in ongoing development and commercialization activities based on this unique PHA product. This new PHA material, together with existing inventory, is intended to support both market development and initial customer conversions as we continue working to build our PHA performance biopolymers business. We also intend to continue evaluating and developing production expansion options as we bring on commercial scale customers for our PHA biopolymers. We have now completed the capital expansion of our pilot recovery facility for Mirel PHA biopolymers and have begun biopolymer recovery operations with fermentation broth produced earlier this year.
We are focused on building our customer base to support the development of our business. To that end, we have intensified our efforts in product and application development and are continuing to enhance our capabilities in this area. We are also working closely with customers across a range of applications to understand the processing and performance profiles for their products, and are pursuing commercial opportunities with customers at different levels of maturity from initial data demonstration and product and process validation, through to larger scale trials, product testing and product launch.
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

Government Grants

As of June 30, 2015, expected gross proceeds of $729 remain to be received under our U.S. government grants, which includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our United States and foreign government grants is as follows:

	Funding Agency	Total Government Funds	Total received through	Remaining amount available as of	Contract/Grant Expiration
Program Title			June 30, 2015	June 30, 2015
Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts ("REFABB")	Department of Energy	$6,000	$5,431	$569	September 2015
Subcontract from University of California (Los Angeles) project funded by ARPA-E entitled “Plants Engineered to Replace Oil: Energy Plant Design”	Department of Energy	819	715	104	September 2015
Capacity Building for Commercial-Scale PHB Camelina Development	National Research Council Canada	269	269	—	September 2014
Subcontract from University of Massachusetts (Amherst) project funded by ARPA-E entitled “Development of a Dedicated High Value Biofuels Crop”	Department of Energy	663	607	56	December 2015
Development of a Sustainable Value Added Fish Feed Using PHB Producing Camelina	National Research Council Canada	96	83	—	January 2015
Total		$7,847	$7,105	$729

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the six months ended June 30, 2015, are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”
Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,
	2015	2014	Change
Product revenue	$113	$211	$(98)
Grant revenue	470	463	7
License fee and royalty revenue	161	25	136
Total revenue	$744	$699	$45

Total revenue from continuing operations was $744 and $699 for the three months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015 and 2014, we recognized $113 and $211, respectively, of revenue related to the sale of biopolymer products.  The decrease of $98 was primarily related to our decision in 2014 to shift our business strategy to one focused on commercializing our Mirel PHA biopolymers as specialty materials and we expect to continue to see variations in quarterly sales as we execute this shift and new customers begin to place commercial orders. Product revenue recognized during the three months ended June 30, 2015 and 2014 includes $99 and $211, respectively, of previously deferred revenue from shipments to customers made during prior periods. Our product revenue recognition policy is to defer product revenue recognition until the later of sixty days following shipment or cash receipt. At June 30, 2015, short-term deferred revenue of $246 shown on our condensed consolidated balance sheet includes $113 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ended September 30, 2015.  During the three months ended June 30, 2015, we recognized $470 of government grant revenue compared to $463 for the same period in 2014.  Grant revenue for the three months ended June 30, 2015 and 2014 primarily consisted of $307 and $347, respectively, in revenue earned from the REFABB grant. During the three months ended June 30, 2015 and 2014, we also recognized $161 and $25, respectively, of license and royalty revenue related to licensing of our technology. The $136 increase is primarily related to an increase in revenues from Tepha, a related party that licenses our technology for use in certain medical applications.

We anticipate that product revenue will increase over the next twelve months as we increase pilot production of our PHA biopolymers and gain market acceptance for our products.

Costs and Expenses

	Three Months Ended June 30,
	2015	2014	Change
Cost of product revenue	$90	$420	$(330)
Research and development expenses	4,319	4,380	(61)
Selling, general, and administrative expenses	2,464	2,665	(201)
Total costs and expenses	$6,873	$7,465	$(592)

Cost of Product Revenue

Cost of product revenue from continuing operations was $90 and $420 for the three months ended June 30, 2015 and 2014, respectively. These costs primarily include the cost of inventory associated with product revenue recognized during the respective periods. The decrease of $330 is primarily attributable to a decrease in inventory impairment expense, with no inventory impairment charges recognized during the three months ended June 30, 2015, as compared to $228 for the three months ended June 30, 2014. The decrease in cost of product revenue was also a result of the decrease in product sales recognized during the three months ended June 30, 2015, in comparison to the same period of the prior year. Cost of product revenue for each period also includes the cost of sample inventory shipped to prospective customers, warehousing and certain freight charges.

Although there may be fluctuations from period to period, we expect our overall cost of product revenue for continuing operations will increase over the next twelve months, as product sales increase.

Research and Development Expenses

Research and development expenses from continuing operations were $4,319 and $4,380 for the three months ended June 30, 2015 and 2014, respectively. The decrease of $61 was primarily due to a decrease in employee compensation and related benefit expenses.  Employee compensation and related benefit expenses were $2,251 and $2,484 for the three months ended June 30, 2015 and 2014, respectively. The decrease of $233 is primarily attributable to decreases in headcount and employee stock compensation expense related to the October 2014 restructuring of our U.S. organization. Depreciation expense was $40 and $127 for the three months ended June 30, 2015 and 2014, respectively. The decrease of $87 was due to a combination of existing equipment reaching full depreciation and the relatively low value of new capital equipment acquired and put into operation during the quarter. The decreases in employee compensation and depreciation were partially offset by a pilot material production expense of $955 during the three months ended June 30, 2015, compared to $700 for the comparable period in 2014, as we expanded pilot production capacity for our biopolymer.

We expect research and development expenses for the next twelve months to increase as we incur higher fermentation and recovery costs associated with the scale-up of our biopolymer pilot production capacity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations were $2,464 and $2,665 for the three months ended June 30, 2015 and 2014, respectively. The decrease of $201 was primarily due to a $267 decrease in employee compensation and related benefit expenses as a result of restructuring our U.S. organization in October 2014. Employee compensation and related benefit expenses were $1,226 and $1,493 for the three months ended June 30, 2015 and 2014, respectively.

We expect our selling, general and administrative expenses for the next twelve months to remain lower than the previous year as a result of cost reductions undertaken in the fourth quarter of 2014 and as we continue to simplify our business structure and focus resources on our core PHA performance biopolymers business.

Other Income (Expense), Net

	Three Months Ended June 30,
	2015	2014	Change
Interest income, net	$1	$(3)	$4
Other income (expense), net	55	7	48
Total other income (expense), net	$56	$4	$52

Other income (expense), net reflects income of $56 and $4 for the three months ended June 30, 2015 and 2014, respectively. Other income (expense), net, during both periods consisted primarily of income earned from our short-term investments in money market funds, net of custodial fees, and realized foreign currency transaction gains or losses.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenue

	Six Months Ended June 30,
	2015	2014	Change
Product revenue	$185	$313	$(128)
Grant revenue	922	911	11
License fee and royalty revenue	282	88	194
Total revenue	$1,389	$1,312	$77

Total revenue from continuing operations was $1,389 and $1,312 for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, we recognized $185 and $313, respectively, of revenue from sales of biopolymer products.  The decrease of $128 was primarily related to a decision in 2014 to shift our business strategy to one focused on commercializing our Mirel PHA biopolymers as specialty materials and we expect to continue to see variations in quarterly sales as we execute this shift. Product revenue recognized during the six months ended June 30, 2015 and 2014 includes $57 and $91, respectively, of previously deferred revenue from shipments to customers made during prior periods. Our product revenue recognition policy is to defer product revenue recognition until the later of sixty days following shipment or cash receipt. At June 30, 2015, short-term deferred revenue of $246 shown on our condensed consolidated balance sheet includes $113 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ended September 30, 2015.  During the six months ended June 30, 2015, we recognized $922 of government grant revenue compared to $911 for the same period in 2014.  Grant revenue for the six months ended June 30, 2015 and 2014, primarily consisted of $608 and $677, respectively, in revenue earned from the REFABB grant. During the six months ended June 30, 2015 and 2014, we recognized $282 and $88, respectively, of license and royalty revenue related to licensing of our technology. The $194 increase is primarily related to revenues from at Tepha, a related party that licenses our technology for use in certain medical applications.

Costs and Expenses

	Six Months Ended June 30,
	2015	2014	Change
Cost of product revenue	$174	$586	$(412)
Research and development expenses	8,244	9,192	(948)
Selling, general, and administrative expenses	4,930	5,797	(867)
Total costs and expenses	$13,348	$15,575	$(2,227)

Cost of Product Revenue

Cost of product revenue from continuing operations was $174 and $586 for the six months ended June 30, 2015 and 2014, respectively. These costs primarily include the cost of inventory associated with product revenue recognized during the respective periods. The decrease of $412 is primarily attributable to a decrease in inventory impairment expense. There were no write-offs of inventory due to impairment during the six months ended June 30, 2015 as compared to $228 for the six months ended June 30, 2014. The decrease in cost of product revenue was also a result of the decrease in product sales recognized during the six months ended June 30, 2015 in comparison to the same period of the prior year. Cost of product revenue for each period also includes the cost of sample inventory shipped to prospective customers, warehousing and certain freight charges.

Research and Development Expenses

Research and development expenses from continuing operations were $8,244 and $9,192 for the six months ended June 30, 2015 and 2014, respectively. The decrease of $948 was primarily due to a decrease in employee compensation and related benefit expenses.  Employee compensation and related benefit expenses were $4,510 and $5,387 for the six months ended June 30, 2015 and 2014, respectively. The decrease of $877 is primarily attributable to decreases in headcount and employee stock compensation expense related to our October 2014 restructuring of our U.S. organization to reflect a more narrow strategic focus on PHA performance polymers. Depreciation expense was $86 and $299 for the six months ended June 30, 2015 and 2014, respectively. The decrease of $213 was due to a combination of existing equipment reaching full depreciation and the relatively low value of new capital equipment acquired and put into operation during the first six months. The decreases in employee compensation and depreciation were partially offset by increases in pilot manufacturing and facility expenses of $150 and $182, respectively. The increase in pilot material production expenses during the six months ended June 30, 2015, as we expanded pilot production capacity for our biopolymer. In addition, facility expenses have increased at our Cambridge, Massachusetts location primarily as a result of increased rent under the terms of a lease extension entered into in 2013 that became effective May 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations were $4,930 and $5,797 for the six months ended June 30, 2015 and 2014, respectively. The decrease of $867 was primarily due to a decrease in employee compensation and related benefits expenses. Employee compensation and related benefit expenses were $2,333 and $3,354 for the six months ended June 30, 2015 and 2014, respectively. The decrease of $1,021 was primarily attributable to decreases in headcount and employee stock compensation expense as a result of restructuring our U.S. organization. In addition, the Company has seen overall reductions in expenses across many categories, including travel, consulting and investor relations, as a result of the reduced headcount and cost containment measures. The expense reductions were partially offset by a one-time technology license payment of $300 made and recognized during the first quarter of 2015.

Other Income (Expense), Net

	Six Months Ended June 30,
	2015	2014	Change
Interest income, net	$2	$2	$—
Other income (expense), net	41	8	33
Total other income (expense), net	$43	$10	$33

Other income (expense), net reflects income of $43 and $10 for the six months ended June 30, 2015 and 2014, respectively. Other income (expense), net, during both periods consisted primarily of income earned from our short-term investments in money market funds, net of custodial fees, and realized foreign currency transaction gains or losses.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

The primary sources of our liquidity have been:

· equity financing;
· our former strategic alliance with Archer Daniels Midland Company ("ADM");
· government grants;
· other funded research and development arrangements;
· licensing revenues;
· product revenues; and
· interest earned on cash and short-term investments.

We have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of June 30, 2015, we had an accumulated deficit of $313,988. Our total unrestricted cash and cash equivalents as of June 30, 2015, were $22,707 as compared to $20,046 at December 31, 2014. As of June 30, 2015, we had no outstanding debt.

Our cash and cash equivalents at June 30, 2015 were held for working capital purposes. As of June 30, 2015, we had restricted cash of $619. Restricted cash consists of $494 held in connection with the lease agreement for our Cambridge, Massachusetts facility and $125 held in connection with our corporate credit card program. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal and investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of June 30, 2015, we were in compliance with this policy.

With the exception of 2012, when the Company recognized $38,885 of deferred revenue from the terminated joint venture with ADM, it has recorded losses since its inception, including its fiscal quarter ended June 30, 2015. As of June 30, 2015, the Company held unrestricted cash and cash equivalents of $22,707. Our present capital resources are not sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern. We expect that reductions in cash usage in 2015 due to the discontinuation of our German operations, restructuring of our U.S. organization and other cost containment measures taken in 2014 will be largely offset by increased biopolymer pilot production costs. As a result, we anticipate total cash usage during 2015 of approximately $23,000. This estimate includes the $12,129 of total cash used in operating activities during the first six months of 2015 and assumes continued funding of the Company's crop science program for the full year.

We were successful during our fiscal quarters ending June 30, 2015 and September 30, 2014, in raising $14,703 and $24,913, net of offering costs, through private placements of equity securities. We will, however, require additional funding during the next twelve months to continue our operations and support our capital needs. The timing, structure and vehicles for obtaining future financing are under consideration, but there can be no assurance that such financing efforts will be successful. We intend to use the proceeds of our recent and any future financings to continue developing our specialty biopolymers business as the foundation for our longer range commercial scale plans and the future growth of our business.

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

If we issue equity or debt securities to raise additional funds, (i) the Company may incur fees associated with such issuance, (ii) our existing stockholders may experience dilution from the issuance of new equity securities, (iii) the Company may incur ongoing interest expense and be required to grant a security interest in Company assets in connection with any debt issuance, and (iv) the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, utilization of our net operating loss and research and development credit carryforwards may be subject to significant annual limitations under Section 382 of the Internal Revenue Code of 1986 due to ownership changes resulting from equity financing transactions. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company.
Failure to receive additional funding during the next 12 months may force the Company to delay, scale back or otherwise modify its business and manufacturing plans, sales and marketing efforts, research and development activities and other operations, and/ or seek strategic alternatives. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Net cash used by continuing operations for operating activities was $12,129 for the six months ended June 30, 2015, compared to net cash used of $13,366 during the six months ended June 30, 2014. The cash used during the six months ended June 30, 2015 primarily reflects the net loss of $11,916 for the period, partially offset by non-cash expenses, including stock-based compensation expense of $894, depreciation expense of $100, and the Company's 401(k) stock matching contribution expense of $218. During the six months ended June 30, 2014, an additional $480 of net cash was used by discontinued operations for operating activities.

Net cash of $209 was used by continuing operations for investing activities during the six months ended June 30, 2015, compared to net cash provided by investing activities during the six months ended June 30, 2014 of $11,411. Net cash used by investing activities during the six months ended June 30, 2015 is the result of funds expended for the purchase of property and equipment, primarily to expand the Company's pilot manufacturing capacity. Net cash provided by investing activities during the six months ended June 30, 2014 included $13,019 provided by the sale and maturity of investments, partially offset by $1,508 used to purchase investments.

Cash of $15,000 was provided by financing activities, excluding issuance costs of $297, during the six months ended June 30, 2015 and was derived from the Company's private placement of equity securities completed during the second quarter. During the six months ended June 30, 2014, net cash of $300 was provided by financing activities and was attributable to the purchase of shares by our Chief Executive Officer pursuant to his employment agreement.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2015:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Purchase obligation	$25	$25	$—	$—	$—
Operating lease obligations	7,164	1,419	2,907	2,838	—
Total	$7,189	$1,444	$2,907	$2,838	$—

In connection with our plan to increase biopolymer pilot production capacity, during May 2015 we entered into a two-year agreement with a U.S. supplier of toll fermentation services and another two-year agreement with the owner/operator of our pilot recovery facility. Under these agreements, which became effective July 1, 2015, we estimate that the Company will be obligated to pay quarterly fixed service fees of approximately $1,100 after the commencement of full scale production and continuing through at least December 31, 2016. The Company made a $1,000 prepayment against future fixed service fees in May 2015. In addition to these fixed charges, the Company is obligated to pay certain variable production costs as incurred.
Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In July 2015, the FASB delayed the effective date of the new revenue standard by one year. The new standard will be effective for us on January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On April 7, 2015, the Company issued 31,054 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

On June 19, 2015, the Company completed a private placement of Company securities. Proceeds received from the transaction were $14,703, net of issuance costs of $297 and will be used to support the Company's operations and capital needs. Investors participating in the transaction, including Jack W. Schuler, Birchview Capital, Hong Kong Sino-Science Oil & Gas Co., Ltd, certain members of the Company's board of directors and executive management team and certain other investors, purchased a total of 4,370,000 shares of common stock at a price of $3.32 per share and warrants with a purchase price of $0.125 per warrant to purchase up to an aggregate of 3,933,000 additional shares of common stock. The warrants have a four-year term and are immediately exercisable at a price of $3.98 per share. The issuance of these securities was not registered under the Securities Act as such issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2015, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation (filed herewith).

10.1	2014 Stock Option and Incentive Plan (revised and restated solely to reflect the effect of the Company's reverse stock split on May 26, 2015) (furnished herewith).

10.2
Securities Purchase Agreement dated June 15, 2015 among the Company and the investors named therein (Incorporated by reference herein to Exhibit 10.1 to the Company's Report on Form 8-K filed June 17, 2015 (File No. 001-33133)).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification (furnished herewith).

101.1
The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations, Three and Six Months Ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Loss, Three and Six Months Ended June 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

August 13, 2015	By:	/s/ JOSEPH SHAULSON
Joseph Shaulson
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2015	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)