Form 10-Q
period 2016-03-31
METABOLIX, INC.
filed 2016-05-16
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of May 9, 2016 was 27,727,176.

Metabolix, Inc.
Form 10-Q
For the Quarter Ended March 31, 2016

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
METABOLIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$5,271	$12,269
Accounts receivable	272	238
Due from related party	204	146
Unbilled receivables	53	150
Inventory	420	379
Prepaid expenses and other current assets	1,385	1,668
Short-term restricted cash	494	—
Total current assets	8,099	14,850
Restricted cash	432	619
Property and equipment, net	1,352	905
Other assets	717	714
Total assets	$10,600	$17,088

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$181	$120
Accrued expenses	2,654	3,513
Deferred revenue	267	277
Total current liabilities	3,102	3,910
Other long-term liabilities	322	150
Total liabilities	3,424	4,060

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 250,000,000 shares authorized at March 31, 2016 and December 31, 2015; 27,369,390 and 27,331,435 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	274	273
Additional paid-in capital	339,229	338,580
Accumulated other comprehensive loss	(76)	(72)
Accumulated deficit	(332,251)	(325,753)
Total stockholders’ equity	7,176	13,028
Total liabilities and stockholders’ equity	$10,600	$17,088

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product revenue	$321	$72
Grant revenue	157	452
License fee and royalty revenue (Note 12)	197	121
Total revenue	675	645

Costs and expenses:
Cost of product revenue	117	84
Research and development	4,332	3,925
Selling, general, and administrative	2,727	2,466
Total costs and expenses	7,176	6,475
Loss from operations	(6,501)	(5,830)

Other income (expense):
Interest income, net	3	1
Other income (expense), net	—	(14)
Total other income (expense), net	3	(13)

Net loss	$(6,498)	$(5,843)

Basic and diluted net loss per share:
Net loss per share	$(0.24)	$(0.26)

Number of shares used in per share calculations:
Basic & Diluted	27,367,305	22,556,383

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss:	$(6,498)	$(5,843)
Other comprehensive loss
Change in foreign currency translation adjustment	(4)	(4)
Total other comprehensive loss	(4)	(4)
Comprehensive loss	$(6,502)	$(5,847)

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(6,498)	$(5,843)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	122	55
Charge for 401(k) company common stock match	155	137
Stock-based compensation	591	313
Changes in operating assets and liabilities:
Accounts receivables	(34)	(129)
Due from related party	(58)	18
Unbilled receivables	97	(138)
Inventory	(41)	15
Prepaid expenses and other assets	280	(18)
Accounts payable	71	(45)
Accrued expenses	(1,051)	(1,128)
Deferred rent and other long-term liabilities	(150)	—
Deferred revenue	(10)	102
Net cash used in operating activities	(6,526)	(6,661)

Cash flows from investing activities
Purchase of property and equipment	(161)	(127)
Change in restricted cash	(307)	—
Net cash used by investing activities	(468)	(127)

Effect of exchange rate changes on cash and cash equivalents	(4)	(1)

Net decrease in cash and cash equivalents	(6,998)	(6,789)
Cash and cash equivalents at beginning of period	12,269	20,046
Cash and cash equivalents at end of period	$5,271	$13,257
Supplemental disclosure of non-cash information:
Purchase of property and equipment included in accounts payable, accrued expenses, and other long-term liabilities	$476	$—

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)
1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2016 and 2015.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2016.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, with the exception of 2012, when the Company recognized $38,885 of deferred revenue from a terminated joint venture, it has recorded losses since its inception, including for the fiscal quarter ended March 31, 2016.

As of March 31, 2016, the Company held unrestricted cash and cash equivalents of $5,271. The Company also has an agreement with Aspire Capital Fund, LLC ("Aspire"), under which Aspire has committed to purchase up to $20,000 of Metabolix’s common stock over a 30 month period that began on November 9, 2015. The purchase agreement contains limitations on the number of shares that the Company may sell to Aspire. Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the purchase agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.50 per share. At March 31, 2016, the full $20,000 remained available under the purchase agreement with Aspire, although market conditions may limit the extent to which the Company can draw on this facility.

The Company’s present capital resources are not sufficient to fund its planned operations for a twelve month period and, therefore, raise substantial doubt about its ability to continue as a going concern.

The Company is exploring strategic alternatives for its specialty biopolymers business and for its Yield10 crop science program. Strategic alternatives may include selling the Company’s specialty biopolymers business as an operating business to a third party with strategic interest in acquiring the business and either refocusing the Company’s resources on development and commercialization of Yield10 Bioscience or potentially selling the Yield10 business as well.

The Company is actively engaged in efforts to secure additional capital resources before the end of May. If the Company is not able to secure such additional funding or otherwise fund its strategic review process and operations, it will be forced to wind down some or all of its operations and pursue options for liquidating the Company’s assets, including inventory, equipment and intellectual property. Even if the Company completes a sale or other strategic alternative with respect to its biopolymers business, additional funding may be required if it decides to continue the Yield10 business. There can be no assurance that the Company's financing efforts will be successful. The current economic environment and recent uncertainty and volatility in financial markets may make it difficult to obtain additional financing.

The Company continues to face significant challenges and uncertainties. The Company’s future revenues, expenses and cash usage will depend on which, if any, strategic alternatives are completed. Available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of its biopolymer products as a result of slow market adoption; (b) lower than expected revenues from grants, licenses, and service fees related to the Yield10 technologies; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make to its business strategy; (e) changes in the Company's research and development spending plans; and (f) other items affecting the Company's forecasted level of expenditures and use of cash resources, including the Company's exploration of strategic alternatives.

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
2. ACCOUNTING POLICIES

There have been no material changes in accounting policies since the Company’s fiscal year ended December 31, 2015, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.
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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company has historically invested its cash equivalents in highly rated money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments, when purchased, are acquired in accordance with the Company’s investment policy which establishes a concentration limit per issuer. At March 31, 2016, the Company’s cash equivalents are invested solely in money market funds.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At March 31, 2016, the Company’s accounts and unbilled receivables include $125 or 24% from U.S. and Canadian government grants. At March 31, 2016, the Company’s Production of High Oil, Transgene Free Camelina Sativa Plants through Genome Editing ("Camelina") grant from the Department of Energy represented 93% of total government grant receivables. At December 31, 2015, the Company’s accounts and unbilled receivables include $156 or 29% from government grants. At December 31, 2015, the Company’s Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts grant from the Department of Energy represented 43% of total government grant receivables.
3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. The Company is in the process of evaluating the impact of this new guidance.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for one year after the date that the financial statements are issued and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This guidance should reduce diversity in the timing and content of footnote disclosures. The amendments in this update apply to all entities and are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company is currently reviewing the potential impact of adopting the new guidance on its current disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the method of adoption and potential impact that Topic 606 may have on its financial position and results of operations.

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

The Company follows the two-class method when computing net loss per share, when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the three months ended March 31, 2016, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding at March 31, 2016 and 2015. See Note 13.

On May 26, 2015, the Company effected a 1-for-6 reverse stock split of its common stock. The calculation of basic and diluted net loss per share, as presented in the accompanying condensed consolidated statements of operations, have been determined based on retroactive adjustment of weighted average shares outstanding for all periods presented.

The number of shares of potentially dilutive common stock presented on a weighted average basis, related to options, restricted stock units and warrants (prior to consideration of the treasury stock method) that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2016 and 2015, respectively, are shown below:

	Three Months Ended March 31,
	2016	2015
Options	923,977	1,002,990
Restricted stock units	1,177,723	100,000
Warrants	3,933,000	—
Total	6,034,700	1,102,990

5. INVENTORY

The components of biopolymer inventories of the Company are as follows:

	March 31, 2016	December 31, 2015
Raw materials	$84	$51
Work in Process	18	—
Finished goods	318	328
Total inventory	$420	$379

Included within finished goods at March 31, 2016 and December 31, 2015, are $45 and $51, respectively, of inventory that the Company has sold and shipped to customers for which the Company has not yet recognized revenue under its product revenue recognition policy. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value, reducing the value of inventory for excess and obsolete inventory based upon certain assumptions made about future customer demand, quality and possible alternative uses. The Company recorded no inventory impairment charges to cost of product revenue during the three months ended March 31, 2016 and March 31, 2015, for inventory that it determined was unlikely to be sold or was at a lower cost than market.
6. FAIR VALUE MEASUREMENTS

The Company has certain financial assets recorded at fair value which have been classified as Level 1 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input. At March 31, 2016 and December 31, 2015, the Company did not own any Level 2 or Level 3 financial assets or liabilities and there were no transfers of financial assets or liabilities between category levels.

The Company's assets are measured at fair value on a recurring basis. The balance of Level 1 assets as of March 31, 2016 and December 31, 2015 were $4,098 and $11,203 respectively, and for both periods the assets were invested in money market funds classified in cash and cash equivalents.

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2016	December 31, 2015
Employee compensation and benefits	$1,104	$2,114
Commercial manufacturing	257	465
Professional services	866	431
Other	427	503
Total accrued expenses	$2,654	$3,513
8. STOCK-BASED COMPENSATION

At March 31, 2016, there was approximately $3,235 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized.

Employee, Non-employee and Director Stock Options

The Company recognized stock-based compensation expense related to stock option awards of $591 and $313 for the three months ended March 31, 2016 and 2015, respectively. The compensation expense related to unvested stock options is expected to be recognized over a remaining weighted average period of 1.82 years.

A summary of option activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	904,133	$26.58
Granted	35,000	1.16
Exercised	—	—
Forfeited	(341)	5.98
Expired	(12,635)	39.48
Outstanding at March 31, 2016	926,157	$25.45

Options exercisable at March 31, 2016	665,254	$32.76

Restricted Stock Units

On January 2, 2014, the Company awarded 100,000 restricted stock units ("RSUs") to its Chief Executive Officer.  These restricted stock units contained both market and performance conditions which were based on the achievement of certain stock price and revenue targets, respectively.  The restricted stock units would have vested in various percentages over three years (subject to certain accelerated and continued vesting events) once the agreed-upon stock price and/or revenue based targets were achieved.  Neither the market nor performance conditions were met by January 2, 2016 resulting in the restricted stock units being forfeited as of that date. In accordance with accounting guidance for stock compensation, the amortization of these restricted stock units will continue through March 2018.

During 2015, the Company began using RSUs as a broad-based form of long-term compensation incentive for its officers, directors and employees. On April 1, 2015, the Company awarded 203,967 RSUs under the 2014 Plan to members of senior management pursuant to elections previously made by the senior managers to convert a portion of their 2014 performance bonuses from cash to equity. These RSUs vested one year from the date of grant. During the year ended December 31, 2015, the Company also awarded a total of 906,806 additional long-term incentive RSUs to senior managers and employees. These RSUs vest in four equal annual installments beginning one year after the date of grant, subject to service conditions. On September 10, 2015, the Company awarded 81,250 RSUs to its non-employee directors. These RSUs will vest on May 28, 2016. No RSUs were awarded by the Company during the three months ending March 31, 2016.

The Company records stock compensation expense for RSUs on a straight line basis over their vesting period based on each RSU's award date market value. The Company recognizes compensation expense for only the portion of awards that are expected to vest based on forfeiture estimates. In developing a forfeiture rate estimate, the Company considered its historical experience and actual forfeitures for the year. The Company will continue to evaluate its forfeiture rate as compared to the actual number of forfeitures in future periods to determine if adjustments to compensation expense may be required.

The Company will pay required minimum federal, state or provincial income tax withholding associated with RSUs for its U.S. and Canadian employees. As the RSUs vest, the Company will withhold a number of shares with an aggregate fair market value equal to the minimum tax withholding amount (unless the employee makes other arrangements for payment of the tax withholding) from the common stock issuable at the vest date.

A summary of RSU activity for the three months ended March 31, 2016 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2015	1,286,773
Awarded	—
Released	—
Forfeited	(113,150)
Outstanding at March 31, 2016	1,173,623	1.83

Vested and expected to vest as of March 31, 2016	1,100,862	1.09

Weighted average remaining recognition period	2.80

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

On January 20, 2016, the Company entered into an agreement with the landlord of its Cambridge, MA facility to terminate the lease effective July 31, 2016. After giving effect of the termination, the Company's future minimum payments for the Cambridge facility will be $399 through the termination date. On January 20, 2016, the Company entered into a new lease agreement pursuant to which the Company will lease approximately 30,000 square feet of office and research and development space located at 19 Presidential Way, Woburn, Massachusetts. The lease begins on June 1, 2016 and ends on December 31, 2026, subject to adjustment depending on the date that renovations of the premises are substantially completed. Annual base rental payments due under the lease will be approximately $216 during the remainder of 2016, $725 during the year ended 2017 and $785 during the year ended 2018 and a total of $7,346 thereafter for the remainder of the 10.5 year lease. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $307. Pursuant to the lease, the Company will also pay certain taxes and operating costs associated with the premises during the term of the lease. Under the terms of the lease agreement, the landlord will pay $889 for tenant improvements to the facility and will fund an additional $444 for tenant improvements that will result in increased rental payments by the Company. The landlord’s contributions toward the cost of tenant improvements will be recorded as a lease incentive obligation on the Company's consolidated balance sheet. The lease incentive obligation will be amortized to the Company's consolidated statement of operations as reductions to rent expense over the lease term. As of March 31, 2016, the Company has recorded lease incentive obligations of $347.

Contractual Commitments

In connection with the Company’s plan to increase pilot production of its PHA biopolymers, during May 2015 the Company entered into agreements with a U.S. supplier of toll fermentation services and with the owner/operator of its expanded pilot recovery facility. Under the fermentation services agreement, the Company is obligated to pay fixed toll fermentation service fees of approximately $600 per quarter from February 2016 until July 2017. During May 2015, the Company prepaid $1,000 for these future fermentation services. At March 31, 2016, $667 remains available from this prepayment for offset against future service fees and is included in prepaid expenses and other current assets in the Company's consolidated balance sheet. The Company is currently paying contractual fixed fees of approximately $520 per quarter for the biopolymer recovery facility that will continue until at least December 31, 2016. In addition to the fixed charges under these agreements, the Company is obligated to pay certain variable production costs as incurred.

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

Guarantees

As of March 31, 2016 and December 31, 2015, the Company did not have significant liabilities recorded for guarantees. The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Metabolix has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2016 and December 31, 2015.

10. GEOGRAPHIC INFORMATION

The geographic distribution of the Company’s operating revenues and long-lived assets are summarized in the tables below:

	U.S.	Canada	Eliminations	Total
Three Months Ended March 31, 2016:
Net revenues from unaffiliated customers	$675	$—	$—	$675
Inter-geographic revenues	—	212	(212)	—
Net revenues	$675	$212	$(212)	$675

Three Months Ended March 31, 2015:
Net revenues from unaffiliated customers	$644	$1	$—	$645
Inter-geographic revenues	—	199	(199)	—
Net revenues	$644	$200	$(199)	$645

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three months ended March 31, 2016, revenue earned from the Company’s Camelina grant with the U.S. Department of Energy totaled $157 and represented 23% of total revenue.  During the three months ended March 31, 2015, revenue earned from the Company's REFABB grant totaled $330, and represented 51% of total revenue. During the three months ended March 31, 2016, one biopolymer customer represented 35% or more of the Company’s total revenues. During the three months ended March 31, 2015, no biopolymer customer represented 10% of the Company's total revenues.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Eliminations	Total
March 31, 2016	$1,352	$—	$—	$1,352
December 31, 2015	$903	$2	$—	$905
11. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted tax rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three months ended March 31, 2016 and 2015, the Company did not recognize any tax expense or benefit due to its continued net operating loss position.  Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax assets.

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of March 31, 2016 or December 31, 2015.
12. RELATED PARTIES

The Company licenses certain technology to Tepha, Inc., a related party, for use in medical applications and recorded $197 and $120 of license and royalty revenue during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company had $204 and $146, respectively, of outstanding receivables due from Tepha for royalties.
13. CAPITAL STOCK

Common and Preferred Stock Issuances
On October 7, 2015, the Company entered into a common stock purchase agreement with Aspire Capital. Under terms of the agreement, Aspire committed to purchase up to an aggregate of $20,000 of the Company's common stock over a 30 month period that began on November 9, 2015. Common stock may be sold from time to time at the Company’s direction under pricing formulas based on prevailing market prices around the time of each sale. The purchase agreement contains limitations on the number of shares that the Company may sell to Aspire. Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the purchase agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.50 per share. Upon execution of the purchase agreement, the Company issued 300,000 shares of its common stock to Aspire with a fair value of $450, as a commitment fee. In addition, the Company incurred $169 of additional costs in connection with the Aspire facility, which along with the fair value of the common stock has been recorded as deferred equity costs and is included within other assets in the accompanying consolidated balance sheet at March 31, 2016. These costs will be proratably charged to additional paid-in-capital as shares are sold to Aspire. In the event it is determined no additional shares will be sold under the purchase agreement, any deferred equity offering costs will be expensed at such time. At March 31, 2016, the full $20,000 under the purchase agreement remains available for sale to Aspire.
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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning the Company’s business plans and strategies; strategic alternatives for our specialty biopolymers business and Yield10 crop science program; expected future financial results and cash requirements; plans for obtaining additional funding; plans and expectations that depend on the Company’s ability to continue as a going concern; and plans for development and commercialization of our Yield10 program. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, risks and uncertainties associated with the Company’s exploration of strategic alternatives, risks related to the execution of our business plans and strategies, risks associated with the protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption "Risk Factors" in Part II, Item 1A, of this Quarterly Report on Form 10-Q.

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

Recent Developments

We are exploring strategic alternatives for our specialty biopolymers business and for our Yield10 crop science program. Outside strategic interest in our biopolymers business as well as a challenging financing environment are key considerations leading to this development. Strategic alternatives may include selling our specialty biopolymers business as an operating business to a third party with strategic interest in acquiring the business and either refocusing our resources on development and commercialization of Yield10 Bioscience or potentially selling the Yield10 business as well.

We are currently engaged in discussions with interested parties regarding the potential sale of our specialty biopolymers business as an operating business and may engage in discussions with additional parties as we progress through our strategic review. In addition, we have been working on the potential “spin out” of Yield10 Bioscience for the past several months and are currently gauging interest among agriculture industry players and venture investors for the potential sale of Yield10 as an alternative to continuing to develop the crop science business internally. There are numerous risks and uncertainties associated with our exploration of strategic alternatives and there can be no assurance that these efforts will be successful.

As of March 31, 2016, the Company had unrestricted cash and cash equivalents of approximately $5.3 million. Our capital resources are not sufficient to fund our operations for a twelve-month period and, therefore, raise substantial doubt about our ability to continue as a going concern.

We are actively engaged in efforts to secure additional capital resources before the end of May. In addition to traditional equity financing and our equity facility with Aspire Capital, we are exploring the availability of equity or debt bridge financing, including debt financing that may be secured by the Company’s intellectual property and other assets. We are also considering select opportunities to monetize assets to provide resources necessary for the completion of our strategic review process. There can be no assurance that these efforts will be successful. If we are not able to secure such additional funding or otherwise fund our strategic review process and operations, we will be forced to wind down some or all of our operations and pursue options for liquidating the Company’s assets, including inventory, equipment and intellectual property.

Overview

Metabolix is an advanced biomaterials company that has been focused on delivering sustainable solutions to the plastics industry. We have core capabilities in microbial genetics, fermentation process engineering, chemical engineering, polymer science, plant genetics and botanical science, and we have assembled these capabilities in a way that has allowed us to integrate our biotechnology research with real world chemical engineering and industrial practice. In addition, we have created an extensive intellectual property portfolio to protect our innovations which, together with our technology, serves as a valuable foundation for our business.
Metabolix was formed to leverage the ability of natural systems to produce complex biopolymers from renewable resources. We have focused on a family of biopolymers found in nature called polyhydroxyalkanoates (“PHAs”), which occur naturally in living organisms and are chemically similar to polyesters. We have demonstrated the production of our PHAs from pilot to industrial scale and we have sold our PHA products commercially since 2012. Our targeted markets offer substantial opportunity for innovation and value creation. Our strategy has been based on the performance and differentiation of our materials, aiming to address unmet needs of our customers and leverage the distinctive properties of our proprietary PHA biopolymers to improve critical product qualities of material systems and enable our customers to enhance the value of their products and/or achieve cost savings through their value chains. As such, we have positioned our biopolymers as advanced specialty materials that offer a broad and attractive range of product and processing properties compared to other bioplastics or performance additives. We believe that a substantial global market opportunity exists to develop and commercialize our advanced biopolymer product technology.
In recent years we have targeted our research, development and commercial resources on the use of our Mirel® PHA biopolymers as performance additives in a range of applications where they can improve performance and/or reduce cost in other material systems such as polyvinyl chloride (“PVC”) and polylactic acid (“PLA”). In PVC additives, we have focused on opportunities where our PHA biopolymers are used as property modifiers or process aids. We have also targeted applications where the performance, biodegradability, biocontent and other attributes of our PHA biopolymers provide unique functional advantages, such as biodegradation, required by such applications, including PHA resins for molded articles and films, as well as PHA latex and other PHA coatings for paper and cardboard.
In early 2015, we significantly increased the nameplate capacity at our contracted pilot manufacturing facilities to 600,000 pounds per year of our Mirel PHA biopolymers and entered into multi-year agreements with the operator of our pilot recovery facility and with a toll contractor for fermentation services. The initial focus of this manufacturing plan is production of the Company’s a-PHA (amorphous, low Tg rubber) biopolymer for use in ongoing development and commercialization activities based on this unique PHA product. We have built a patent estate around our platform technologies and a variety of inventions relevant to the commercialization of PHA biopolymers.
Our crop science program has been a technically challenging long-term effort, initially directed toward the production of PHA in plant crops. Based on our observations in this research, we began refocusing our crop science program around new genetic and informatics tools and intellectual property for enhancing the photosynthetic capacity of plants. In 2015, we launched our refocused crop science program under the name “Yield10 Bioscience.” We believe that our Yield10 GMO yield improvements can be pursued in select crops where the value potential is high and that are well suited to progressing development based on the Yield10 technology through field trials. We also believe that gene targets from molecular analysis of our high yield GMO model plants camelina and switchgrass, already in hand, with additional targets we expect to identify from future molecular analysis of high yield GMO work in our core crops (corn, canola and soybean) will be useful as genome editing targets for improved yield, drought tolerance or other traits in a wide range of food and feed crops. Genome editing has the potential to broaden the range of crops developed using these technologies and reduce timelines for regulatory approval.
Government Grants

As of March 31, 2016, expected gross proceeds of $1,932 remain to be received under our U.S. government grants, all of which are related to our crop science program. This includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our United States and foreign government grants is as follows:

	Funding Agency	Total Government Funds	Total received through	Remaining amount available as of	Contract/Grant Expiration
Program Title			March 31, 2016	March 31, 2016
Production of High Oil, Transgene Free Camelina Sativa Plants through Genome Editing	Department of Energy	$1,997	$74	$1,923	September 2017
Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts ("REFABB")	Department of Energy	6,000	6,000	—	February 2016
Subcontract from University of Massachusetts (Amherst) project funded by ARPA-E entitled “Development of a Dedicated High Value Biofuels Crop”	Department of Energy	663	654	9	December 2015
Total		$8,660	$6,728	$1,932

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2016, are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

This discussion and analysis is also based on the assumption that the Company will continue as a going concern. It has not been adjusted to reflect the potential outcomes of our exploration of strategic alternatives, discussed above under "Recent Developments."
Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,
	2016	2015	Change
Product revenue	$321	$72	$249
Grant revenue	157	452	(295)
License fee and royalty revenue	197	121	76
Total revenue	$675	$645	$30

Total revenue from continuing operations was $675 and $645 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, we recognized $321 and $72, respectively, of revenue related to the sale of biopolymer products.  The increase of $249 was primarily related to recognition of sales of legacy Mirel PHA biopolymers from existing inventory. We expect to continue to see fluctuations in quarterly sales as we work with customers to build our specialty biopolymers business. Product revenue recognized during the three months ended March 31, 2016 and 2015 includes $171 and $56, respectively, of previously deferred revenue from shipments to customers made during prior periods. Our product revenue recognition policy is to defer product revenue recognition until the later of sixty days following shipment or cash receipt. At March 31, 2016, short-term deferred revenue of $267 shown in our condensed consolidated balance sheet includes $192 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ending June 30, 2016.  During the three months ended March 31, 2016, we recognized $157 of government grant revenue compared to $452 for the same period in 2015.  Grant revenue for the three months ended March 31, 2016 consisted of $157 in revenue earned from the Camelina grant and during the three months ended March 31, 2015 primarily consisted of $330 in revenue earned from the REFABB grant. The $295 decrease in grant revenue was due to three grants which ended in 2015. During the three months ended March 31, 2016 and 2015, we also recognized $197 and $121, respectively, of license and royalty revenue related to licensing of our technology, primarily to our related party, Tepha. The $76 increase is related to increased revenues received from Tepha, a related party that licenses certain of our technology for use in medical applications.

We anticipate that product revenue will increase during 2016 as pilot production of our PHA biopolymers increases and our products gain market acceptance.

Costs and Expenses

	Three Months Ended March 31,
	2016	2015	Change
Cost of product revenue	$117	$84	$33
Research and development expenses	4,332	3,925	407
Selling, general, and administrative expenses	2,727	2,466	261
Total costs and expenses	$7,176	$6,475	$701

Cost of Product Revenue

Cost of product revenue from continuing operations was $117 and $84 for the three months ended March 31, 2016 and 2015, respectively. These costs include the cost of inventory associated with product revenue recognized during the respective periods. The increase of $33 is primarily attributable to an increase in product sales. Cost of product revenue for each period also includes the cost of sample inventory shipped to prospective customers, warehousing and certain freight charges.

Although there may be fluctuations from period to period, we expect our overall cost of product revenue will increase substantially during 2016, as we transition the cost of biopolymer pilot production from research and development expense to cost of product revenue.

Research and Development Expenses

Research and development expenses were $4,332 and $3,925 for the three months ended March 31, 2016 and 2015, respectively. The increase of $407 was primarily due to an increase in pilot manufacturing expenses. Pilot manufacturing expenses were $1,134 and $563 for the three months ended March 31, 2016 and 2015, respectively. The increase of $571 was primarily a result of increased biopolymer production activity and our payment of contractually fixed and variable production charges to our U.S. suppliers of toll fermentation and biopolymer recovery services. Under the fermentation services agreement, the Company is obligated to pay fixed toll fermentation fees of approximately $600 per quarter from February 2016 until July 2017. During the quarter ended March 31, 2016, $333 of these fixed fermentation charges were offset by application of a portion of a $1,000 prepayment we made in May 2015. We are also paying contractually fixed fees of approximately $520 per quarter for our biopolymer recovery facility that will continue until at least December 31, 2016. In addition to the fixed charges due under these agreements, the Company is obligated to pay certain variable production costs as incurred. Depreciation expense was $117 and $46 for the three months ended March 31, 2016 and 2015, respectively. The increase of $71 was due to new capital equipment acquired and put into operation during the three months ended March 31, 2016. These increases were offset by a decrease in facilities expenses from $672 during the three months ended March 31, 2015 to $366 during the three months ended March 31, 2016. The $306 decrease was related to our reversal of previously recorded deferred rent and asset retirement obligation in connection with the termination of our Cambridge lease during January 2016. The termination agreement does not require the Company to settle these obligations.

Our research and development expenses are expected to decrease during 2016 as a result of the anticipated transition of the cost of pilot biopolymer production from research and development expense to cost of product revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,727 and $2,466 for the three months ended March 31, 2016 and 2015, respectively. The increase of $261 was primarily due to increased employee compensation and related benefit expenses. Employee compensation and related benefit expenses were $1,462 and $1,107 for the three months ended March 31, 2016 and 2015, respectively. The increase in employee compensation and related benefits is due primarily to an increase in stock compensation expense related to restricted stock units granted during 2015. In addition, professional fees increased by $120 from $525 during the three months ended March 31, 2015 to $645 during the three months ended March 31, 2016 primarily as a result of increased outside legal services. The increases in selling, general and administrative expenses were partially offset by a $309 decrease in license expense associated with a one-time technology license payment of $300 made during the first quarter of 2015.

We expect our selling, general and administrative expenses during 2016 to be comparable to current levels.

Other Income (Expense), Net

	Three Months Ended March 31,
	2016	2015	Change
Interest income, net	$3	$1	$2
Other income (expense), net	—	(14)	14
Total other income (expense), net	$3	$(13)	$16

Other income (expense), net reflects income of $3 and expense of $13 for the three months ended March 31, 2016 and 2015, respectively. Other income (expense), net, during both periods consisted primarily of income earned from our short-term investments in money market funds, net of custodial fees, and realized foreign currency transaction gains or losses.
Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease obligations.

The primary sources of our liquidity have been:

· equity financing;
· a former strategic alliance;
· government grants;
· other funded research and development arrangements;
· licensing revenues;
· product revenues; and
· interest earned on cash and short-term investments.

We have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of March 31, 2016, we had an accumulated deficit of $332,251. Our total unrestricted cash and cash equivalents as of March 31, 2016, were $5,271 as compared to $12,269 at December 31, 2015. As of March 31, 2016, we had no outstanding debt.

Our cash and cash equivalents at March 31, 2016 were held for working capital purposes. As of March 31, 2016, we had restricted cash of $926. Restricted cash consists of $494 held in connection with the recently terminated lease agreement for our Cambridge, Massachusetts facility, $307 held in connection with the new lease agreement for our Woburn, Massachusetts facility currently being renovated, and $125 held in connection with our corporate credit card program. We anticipate that $494 of restricted cash will be released back to us shortly after we vacate the Cambridge facility in July 2016. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal and investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of March 31, 2016, we were in compliance with this policy.

With the exception of 2012, when the Company recognized $38,885 of deferred revenue from a terminated joint venture, we have recorded losses since our inception, including the fiscal quarter ended March 31, 2016. As of March 31, 2016, the Company held unrestricted cash and cash equivalents of $5,271 and we have $20,000 of availability under our equity facility with Aspire, although market conditions may limit the extent to which the Company can draw on this facility. Our present capital resources are not sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty.

We are exploring strategic alternatives for our specialty biopolymers business and for our Yield10 crop science program. Outside strategic interest in our biopolymers business as well as a challenging financing environment are key considerations leading to this development. Strategic alternatives may include selling our specialty biopolymers business as an operating business to a third party with strategic interest in acquiring the business and either refocusing our resources on development and commercialization of Yield10 Bioscience or potentially selling the Yield10 business as well.

We are currently engaged in discussions with interested parties regarding the potential sale of the specialty biopolymers business as an operating business and may engage in discussions with additional parties as we progress through our strategic review. In addition, we have been working on the potential “spin out” of Yield10 Bioscience for the past several months and are currently gauging interest among agriculture industry players and venture investors for the potential sale of Yield10 as an alternative to continuing to develop the crop science business internally. There are numerous risks and uncertainties associated with our exploration of strategic alternatives and there can be no assurance that these efforts will be successful.

We are actively engaged in efforts to secure additional capital resources before the end of May. In addition to traditional equity financing and our equity facility with Aspire Capital, we are exploring the availability of equity or debt bridge financing, including debt financing that may be secured by the Company’s intellectual property and other assets. We are also considering select opportunities to monetize assets to provide resources necessary for the completion of our strategic review process. If we are not able to secure such additional funding or otherwise fund our strategic review process and operations, we will be forced to wind down some or all of our operations and pursue options for liquidating the Company’s assets, including inventory, equipment and intellectual property. Even if we complete a sale or other strategic alternative with respect to our biopolymers business, additional funding may be required if we decide to continue the Yield10 business.There can be no assurance that our financing efforts will be successful. The current economic environment and recent uncertainty and volatility in financial markets may make it difficult to obtain additional financing.
We continue to face significant challenges and uncertainties. Our future revenues, expenses and cash usage will depend on which, if any, strategic alternatives are completed. Available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of our biopolymer products as a result of slow market adoption; (b) lower than expected revenues from grants, licenses, and service fees related to our Yield10 technologies; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources, including our exploration of strategic alternatives.
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

 Net cash used by operating activities was $6,526 for the three months ended March 31, 2016, compared to net cash used of $6,661 during the three months ended March 31, 2015. The cash used during the three months ended March 31, 2016 primarily reflects the net loss of $6,498, payment of annual performance payments of $1,665, partially offset by non-cash expenses, including depreciation expense of $122, our 401(k) stock matching contribution expense of $155, stock-based compensation expense of $591.

Net cash of $468 was used for investing activities during the three months ended March 31, 2016, compared to net cash used by investing activities during the three months ended March 31, 2015 of $127. Net cash used by investing activities during the three months ended March 31, 2016 was primarily the result of entering into a new letter of credit to secure the new Woburn lease. Net cash used for investing activities during the three months ended March 31, 2015 included purchases of equipment and facility improvements made primarily for our pilot manufacturing recovery facility.

There was no cash provided by financing activities during the three months ended March 31, 2106 and March 31, 2015.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2016:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating lease obligations	$10,483	$1,024	$2,026	$2,032	$5,401
Purchase obligation	4,087	3,287	800	—	—
Total	$14,570	$4,311	$2,826	$2,032	$5,401

Our primary obligations relate to office, laboratory space and the fixed portion of certain manufacturing purchase commitments related to future biopolymer production. We currently lease approximately 28,000 square feet of office and research and development space at 21 Erie Street, Cambridge, Massachusetts. We have entered into an agreement with the landlord to terminate this lease effective July 31, 2016. On January 20, 2016, we entered into a lease for approximately 30,000 square feet of office and research and development space at 19 Presidential Way, Woburn, Massachusetts. This lease has a term of 10 years and six (6) months and commences on June 1, 2016, subject to adjustment depending on the date that renovations of the premises are substantially completed. We also lease office and laboratory space at 650 Suffolk Street, Lowell, Massachusetts, where the majority of our general and administrative employees are located. Our lease for this facility expires in May 2020, with the option to renew for one five-year period. We have a one-time option to terminate the lease early effective May 2017 with appropriate advance notice. Our wholly-owned subsidiary, Metabolix Oilseeds, Inc., located in Saskatoon, Saskatchewan, Canada, leases approximately 2,000 square feet of office, laboratory and greenhouse space. The leases for these facilities expire during 2016.

During May 2015, we entered into agreements with a U.S. supplier of toll fermentation services and with the owner/operator of our expanded pilot recovery facility. Under the fermentation services agreement, the Company is obligated to pay fixed toll fermentation service fees of approximately $600 per quarter from February 2016 until July 2017. During May 2015, we prepaid $1,000 for these future fermentation services. The current balance of $667 is included in prepaid expenses and other current assets in the Company's balance sheet at March 31, 2016. We are currently paying contractual fixed fees of approximately $520 per quarter for our resin recovery facility that will continue until at least December 31, 2016. In addition to the fixed charges due under these agreements, the Company is obligated to pay certain variable production costs as incurred. The fixed portion of the manufacturing service fees is included within our minimum payment obligation table shown above.
Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.
Related Party Transactions

See Note 12 to our consolidated financial statements for a full description of our related party transactions.
Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements for a full description of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.
ITEM 1A.  RISK FACTORS.

(All dollar amounts are stated in thousands)
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
As of March 31, 2016, the Company held unrestricted cash and cash equivalents of $5,271 and we have $20,000 of availability under our equity facility with Aspire, although market conditions may limit the extent to which the Company can draw on this facility. Our present capital resources are not sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty.
We are exploring strategic alternatives for our specialty biopolymers business as an operating business and for our Yield10 crop science program. Outside strategic interest in our biopolymers business as well as a challenging financing environment are key considerations leading to this development. Strategic alternatives may include selling our biopolymers business as a going concern to a third party with a strategic interest in acquiring the business and either refocusing our resources on development and commercialization of Yield10 Bioscience or potentially selling the Yield10 business as well.
We are currently engaged in discussions with interested parties regarding the potential sale of the specialty biopolymers business as an operating business and may engage in discussions with additional parties as we progress through our strategic review. In addition, we have been working on the potential “spin out” of Yield10 Bioscience for the past several months and are currently gauging interest among agriculture industry players and venture investors for the potential sale of Yield10 as an alternative to continuing to develop the crop science business internally. There are numerous risks and uncertainties associated with our exploration of strategic alternatives and there can be no assurance that these efforts will be successful.

We are actively engaged in efforts to secure additional capital resources before the end of May. In addition to traditional equity financing and our equity facility with Aspire Capital, we are exploring the availability of equity or debt bridge financing, including debt financing that may be secured by the Company’s intellectual property and other assets. We are also considering select opportunities to monetize assets to provide resources necessary for the completion of our strategic review process. If we are not able to secure such additional funding or otherwise fund our strategic review process and operations, we will be forced to wind down some or all of our operations and pursue options for liquidating the Company’s assets, including inventory, equipment and intellectual property. Even if the Company completes a sale or other strategic alternative with respect to our biopolymers business, additional funding may be required if we decide to continue the Yield10 business. There can be no assurance that our financing efforts will be successful. The current economic environment and recent uncertainty and volatility in financial markets may make it difficult to obtain additional financing.
We continue to face significant challenges and uncertainties. Our future revenues, expenses and cash usage will depend on which, if any, strategic alternatives are completed. Available capital resources may be consumed more rapidly than currently expected due to (a) lower than expected sales of our biopolymer products as a result of slow market adoption; (b) lower than expected revenues from grants, licenses, and service fees related to our Yield10 technologies; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources, including our exploration of strategic alternatives.
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
With the exception of 2012, when the Company recognized $38.9 million of deferred revenue from the terminated joint venture, we have recorded losses since our inception, including our fiscal year ended December 31, 2015 and quarter ended March 31, 2016. At March 31, 2016, our accumulated deficit was approximately $332 million. Since 1992, we have been engaged primarily in research and development and early-stage commercial activities. Because we have a limited history of commercial operations and we operate in a rapidly evolving industry, we cannot be certain that either the biopolymers business or the Yield10 business will generate sufficient revenue to become profitable. If we continue to operate either business, we expect to have significant losses and negative cash flow for at least the next several years, as we incur additional costs and expenses for the continued development of our business, including the ongoing expenses of research, product development and market development. The amount we spend will impact our ability to become profitable and this will depend, in part, on the number of new technologies that we attempt to develop. We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable or achieve significant revenues.
Risks Relating to our Biopolymers Business
If we are not able to obtain sufficient funding to complete strategic alternatives or otherwise continue our business, we will be forced to wind down some or all of our operations and pursue options for liquidating the Company’s assets, including inventory, equipment and intellectual property. Our ability to complete a strategic alternative with respect to our specialty biopolymers business will be affected by the Risk Factors described further below.
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
It may not be possible to successfully produce biopolymers in a timely or economical manner, or at all.
We do not currently have a facility for commercial scale production of biopolymers. We have expanded our pilot scale production facility for biopolymers while we continue to evaluate various larger scale manufacturing options. However, our biopolymer manufacturing technology is highly complex. Construction of a new manufacturing facility or modification of an existing facility to make it suitable for our manufacturing process is likely to be time-consuming and expensive. We do not have the necessary funds to finance the construction or modification of a commercial manufacturing facility, and it may not be possible to develop a manufacturing infrastructure in a timely or economical manner, or at all.
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
Future biopolymer production costs are uncertain and may ultimately be higher than we expect. Further, because of the lead-time required for construction of a manufacturing facility, capital investments are likely to be needed before the market demand for our products is proven. If the commercial manufacturing capacity that is built or otherwise obtained is not appropriate to the level of market demand, manufacturing costs may not be economical.
It may not be possible to obtain raw materials in sufficient quantities or in a timely manner.
We expect that the production of our PHA biopolymer products will require large volumes of feedstock. We cannot predict the future availability of any particular feedstock or be sure that raw materials can be purchased in sufficient quantities, at acceptable prices, or in a timely manner.
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

Our biopolymers face and will face substantial competition.
There is and will be substantial competition from a variety of companies in the biodegradable, renewable resource-based plastic segment, as well as from companies in the conventional, non-biodegradable petroleum-based industry segment. Some of their products are suitable for use in a range of products at a price which may be lower than our premium priced product offerings. Many of these companies have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. Our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share.
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
The success of our biopolymers will be influenced by the price of petroleum relative to the price of biobased feedstocks.
The success of our biopolymers may be influenced by the cost of our products relative to petroleum-based polymers. The cost of petroleum-based polymers is in part based on the price of petroleum. To date, our PHA biopolymers have been primarily manufactured using corn sugar, an agricultural feedstock. As the price of plant sugar feedstocks increases and/or the price of petroleum decreases, our biobased products may be less competitive relative to petroleum-based polymers. A material decrease in the cost of conventional petroleum-based polymers may require a reduction in the prices of our products for them to remain attractive in the marketplace and/or reduce the size of our addressable market.
We are subject to significant foreign and domestic government regulations which are subject to change, and compliance or failure to comply with these regulations could harm our biopolymers business.
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
Risks Relating to our Yield10 Crop Science Program

If we are not able to obtain sufficient funding to complete strategic alternatives or otherwise continue our business, we will be forced to wind down some or all of our operations and pursue options for liquidating the Company’s assets, including inventory, equipment and intellectual property. Even if we complete a sale or other strategic alternative with respect to our biopolymers business, additional funding may be required if we decide to continue the Yield10 business. Our ability to complete a strategic alternative with respect to our Yield10 program will be affected by the Risk Factors described further below.
Our crop science product development cycle is lengthy and uncertain and will depend heavily on future collaborative partners.
The technology and processes used in our crop science program and the application of our technology to enhance photosynthetic efficiency of crops are at an early stage of development. Research and development in the seed, agricultural biotechnology, and larger agriculture industries is expensive and prolonged and entails considerable uncertainty. Completion of our development work will require a significant investment of both time and money, if it can be completed at all. We expect that collaborations with established agricultural industry companies will be required to successfully develop and commercialize our innovations.  The industry is highly concentrated and dominated by a small number of large players, which could impact efforts to form such collaborations. We may not be successful in establishing or maintaining suitable partnerships, and may not be able to negotiate collaboration agreements having terms satisfactory to us or at all. In addition, industry collaborators have significant resources and development capabilities and may develop products and technologies that compete with or negatively impact the development and commercialization of our technologies.
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
Food and feed made from genetically modified seeds are not accepted by many consumers and in certain countries production of certain genetically modified crops is effectively prohibited, including throughout the European Union, due to concerns over such products’ effects on food safety and the environment. The high public profile of biotechnology in food and feed production and lack of consumer acceptance of products to which we have devoted substantial resources could have a negative impact on the commercial success of products that incorporate our traits and could materially and adversely affect our ability to obtain collaborations and to finance our crop science program. Substantial liability and/or legal expenses may be incurred if there are claims that our genetically-engineered crops damage the environment or contaminate other farm crops.
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
Trading volume in our stock is low and an active trading market for shares of our common stock may not be sustained on a consistent basis. The public trading price for our common stock will be affected by a number of factors, including:

•	reported progress in our efforts to develop crop related technologies, relative to investor expectations;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	future issuances and/or sales of our common stock or preferred stock;

•	announcements or the absence of announcements by us, or our competitors, regarding acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	commencement of, or involvement in, litigation;

•	any major change in our board of directors or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors and to litigation involving our intellectual property;

•	a lack of, or limited, or negative industry or security analyst coverage;

•	developments in our industry and general economic conditions;

•	short-selling or similar activities by third parties; and

•	other factors described elsewhere in these “Risk Factors.”
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On January 5, 2016, the Company issued 37,955 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2016, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
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

101.1
The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations, Three Months Ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Loss, Three Months Ended March 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

May 16, 2016	By:	/s/ JOSEPH SHAULSON
Joseph Shaulson
President and Chief Executive Officer
(Principal Executive Officer)

May 16, 2016	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)