Form 10-Q
period 2016-06-30
METABOLIX, INC.
filed 2016-08-08
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-33133

METABOLIX, INC.

Delaware	04-3158289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Presidential Way Woburn, MA	01801
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of the registrant’s common stock as of August 2, 2016 was 27,844,260.

Metabolix, Inc.
Form 10-Q
For the Quarter Ended June 30, 2016

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
METABOLIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$3,708	$12,269
Accounts receivable	310	238
Due from related party	28	146
Unbilled receivables	103	150
Inventory	396	379
Prepaid expenses and other current assets	622	1,668
Short-term restricted cash	494	494
Total current assets	5,661	15,344
Restricted cash	432	125
Property and equipment, net	2,577	905
Other assets	717	714
Total assets	$9,387	$17,088

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,467	$120
Accrued expenses	1,701	3,513
Deferred revenue	882	277
Total current liabilities	4,050	3,910
Other long-term liabilities	1,195	150
Total liabilities	5,245	4,060

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 250,000,000 shares authorized at June 30, 2016 and December 31, 2015; 27,752,176 and 27,331,435 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	278	273
Additional paid-in capital	339,391	338,580
Accumulated other comprehensive loss	(78)	(72)
Accumulated deficit	(335,449)	(325,753)
Total stockholders’ equity	4,142	13,028
Total liabilities and stockholders’ equity	$9,387	$17,088

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$174	$113	$495	$185
Grant revenue	188	470	345	922
License fee and royalty revenue (Note 12)	2,431	161	2,628	282
Total revenue	2,793	744	3,468	1,389

Costs and expenses:
Cost of product revenue	121	90	238	174
Research and development	4,289	4,319	8,621	8,244
Selling, general, and administrative	1,613	2,464	4,340	4,930
Total costs and expenses	6,023	6,873	13,199	13,348
Loss from operations	(3,230)	(6,129)	(9,731)	(11,959)

Other income:
Interest income, net	1	1	4	2
Other income, net	31	55	31	41
Total other income, net	32	56	35	43

Net loss	$(3,198)	$(6,073)	$(9,696)	$(11,916)

Basic and diluted net loss per share:
Net loss per share	$(0.12)	$(0.26)	$(0.35)	$(0.52)

Number of shares used in per share calculations:
Basic & Diluted	27,717,447	23,117,539	27,542,376	22,838,511

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss:	$(3,198)	$(6,073)	$(9,696)	$(11,916)
Other comprehensive loss
Change in foreign currency translation adjustment	(2)	(1)	(6)	(6)
Total other comprehensive loss	(2)	(1)	(6)	(6)
Comprehensive loss	$(3,200)	$(6,074)	$(9,702)	$(11,922)

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(9,696)	$(11,916)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	272	100
Charge for 401(k) company common stock match	232	218
Stock-based compensation	901	894
Gain on sale of property and equipment	(31)	—
Changes in operating assets and liabilities:
Accounts receivables	(72)	(94)
Due from related party	118	22
Unbilled receivables	47	74
Inventory	(17)	31
Prepaid expenses and other assets	1,043	(875)
Accounts payable	1,273	(165)
Accrued expenses	(2,141)	(517)
Deferred rent and other long-term liabilities	(150)	—
Deferred revenue	605	99
Taxes paid related to net share settlement upon vesting of stock awards	(274)	—
Net cash used in operating activities	(7,890)	(12,129)

Cash flows from investing activities
Purchase of property and equipment	(389)	(209)
Proceeds from sale of equipment	31	—
Change in restricted cash	(307)	—
Net cash used by investing activities	(665)	(209)

Cash flows from financing activities
Proceeds from private placement offering	—	15,000
Net cash provided by financing activities	—	15,000

Effect of exchange rate changes on cash and cash equivalents	(6)	(1)

Net (decrease) increase in cash and cash equivalents	(8,561)	2,661
Cash and cash equivalents at beginning of period	12,269	20,046
Cash and cash equivalents at end of period	$3,708	$22,707
Supplemental disclosure of non-cash information:
Purchase of property and equipment included in accounts payable and accrued expenses	$301	$178
Restricted stock units issued to settle incentive compensation obligation	$—	$305
Lease incentive paid by lessor	$1,332	$—
Private placement offering costs included in accounts payable and accrued expenses	$—	$297

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)
1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2016 and 2015.

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, with the exception of 2012, when the Company recognized $38,885 of deferred revenue from a terminated joint venture, it has recorded losses since its inception, including for the fiscal quarter ended June 30, 2016.

As of June 30, 2016, the Company held unrestricted cash and cash equivalents of $3,708.

The Company has an agreement with Aspire Capital Fund, LLC ("Aspire"), under which Aspire has committed to purchase up to $20,000 of Metabolix’s common stock over a 30 month period that began on November 9, 2015. The purchase agreement contains limitations on the number of shares that the Company may sell to Aspire. Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the purchase agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.50 per share. At June 30, 2016, the full $20,000 remained available under the purchase agreement with Aspire, although market conditions may limit the extent to which the Company can draw on this facility.

The Company’s present capital resources are not sufficient to fund its planned operations for a twelve month period and, therefore, raise substantial doubt about its ability to continue as a going concern.

The Company is implementing a strategic restructuring under which Yield10 Bioscience will become its core business with a focus on developing disruptive technologies for step-change improvements in crop yield to enhance global food security.

The Company is actively engaged in efforts to secure additional capital resources in August to support the implementation of its new Yield10-focused strategy. All forms of financing may be considered, including public and private equity financing, secured or unsecured debt financing, equity or debt bridge financing, as well as licensing or other collaborative arrangements. In connection with its announced restructuring, the Company initiated actions during July 2016 to significantly reduce its workforce and has ceased pilot biopolymer production in an effort to significantly reduce its ongoing cash burn rate. In addition, the Company is holding its biopolymer assets for sale and may sell or license all or portions of its biopolymer inventory, equipment and intellectual property in connection with its ongoing financing efforts and the implementation of its new strategy. There can be no assurance that these efforts will be successful. If the Company is not able to secure such additional capital resources or otherwise fund its operations, it will be forced to wind down its remaining operations, including the Yield10 program, and pursue options for liquidating the Company's remaining assets, including intellectual property and equipment.

The Company continues to face significant challenges and uncertainties. The Company’s future revenues, expenses and cash usage will depend on the completion of the strategic restructuring. Adequate financing to complete the restructuring and implement the new strategy may not be available. Available capital resources may be consumed more rapidly than currently expected due to (a) higher restructuring costs than anticipated; (b) lower than expected revenues from grants, licenses, and service fees related to the Yield10 technologies; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make to its business strategy; (e) changes in the Company's research and development spending plans; and (f) other items affecting the Company's forecasted level of expenditures and use of cash resources.

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

On June 30, 2016, the Company received a Notice of Delisting from The Nasdaq Stock Market LLC as a result of the Company's bid price for the previous 30 consecutive business closing below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided with an initial period of 180 calendar days, or until December 27, 2016, to regain compliance. To regain compliance, the closing bid price of the Company's common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before December 27, 2016. If the Company does not regain compliance by December 27, 2016, it may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary, subject to Nasdaq's agreement that such an action by the Company would cure the deficiency.
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

Restructuring

The Company's policy is to record restructuring charges using estimates of cash expenditures for contract termination costs and employee post-termination benefits. The Company also records non-cash accelerated depreciation charge for any related equipment and leasehold improvements.

Reclassification

Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company has historically invested its cash equivalents in highly rated money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments, when purchased, are acquired in accordance with the Company’s investment policy which establishes a concentration limit per issuer. At June 30, 2016, the Company’s cash equivalents are invested solely in money market funds.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At June 30, 2016, the Company’s accounts and unbilled receivables include $155 or 35% from U.S. and Canadian government grants.
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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The Company is are currently evaluating the method of adoption and the potential impact that these standards may have on its financial position and results of operations.

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

The Company follows the two-class method when computing net loss per share, when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the three and six months ended June 30, 2016 and 2015, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding at June 30, 2016 and 2015.

On May 26, 2015, the Company effected a 1-for-6 reverse stock split of its common stock. The calculation of basic and diluted net loss per share, as presented in the accompanying condensed consolidated statements of operations, have been determined based on retroactive adjustment of weighted average shares outstanding for all periods presented.

The number of shares of potentially dilutive common stock presented on a weighted average basis, related to options, restricted stock units and warrants (prior to consideration of the treasury stock method) that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2016 and 2015, respectively, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options	944,828	937,121	934,403	970,460
Restricted stock units	718,709	1,180,773	948,216	643,372
Warrants	3,933,000	648,297	3,933,000	325,939
Total	5,596,537	2,766,191	5,815,619	1,939,771

5. INVENTORY

The components of biopolymer inventories of the Company are as follows:

	June 30, 2016	December 31, 2015
Raw materials	$71	$51
Finished goods	325	328
Total inventory	$396	$379

Included within finished goods at June 30, 2016 and December 31, 2015, are $58 and $51, respectively, of inventory that the Company has sold and shipped to customers for which the Company has not yet recognized revenue under its product revenue recognition policy. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value, reducing the value of inventory for excess and obsolete inventory based upon certain assumptions made about future customer demand, quality and possible alternative uses. The Company recorded no inventory impairment charges to cost of product revenue during the three and six months ended June 30, 2016 and June 30, 2015, for inventory that it determined was unlikely to be sold or was at a lower cost than market.

The Company is currently undertaking efforts to monetize its existing inventory in connection with its announced plan to discontinue its biopolymer operations. The Company anticipates that it will be able to sell the inventory at prices in excess of its carrying cost at June 30, 2016. See Note 14.
6. FAIR VALUE MEASUREMENTS

The Company has certain financial assets recorded at fair value which have been classified as Level 1 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input. At June 30, 2016 and December 31, 2015, the Company did not own any Level 2 or Level 3 financial assets or liabilities and there were no transfers of financial assets or liabilities between category levels.

The Company's assets are measured at fair value on a recurring basis. The balance of Level 1 assets as of June 30, 2016 and December 31, 2015 were $3,100 and $11,203, respectively, and for both periods the assets were invested in money market funds classified in cash and cash equivalents.

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2016	December 31, 2015
Employee compensation and benefits	$595	$2,114
Commercial manufacturing	13	465
Professional services	370	431
Other	723	503
Total accrued expenses	$1,701	$3,513
8. STOCK-BASED COMPENSATION

At June 30, 2016, there was approximately $2,858 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized.

Employee, Non-employee and Director Stock Options

The Company recognized stock-based compensation expense related to stock option awards of $310 and $901 for the three and six months ended June 30, 2016, respectively. The Company recognized stock-based compensation expense related to stock option awards of $578 and $891 for the three and six months ended June 30, 2015, respectively. During the three months ended June 30, 2016, the Company reduced its stock compensation expense by $87 as a result of known stock awards that will be forfeited in connection with the Company's restructuring announced in July 2016. The compensation expense related to unvested stock options is expected to be recognized over a remaining weighted average period of 1.60 years.

A summary of option activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	904,133	$26.58
Granted	55,000	1.34
Exercised	—	—
Forfeited	(808)	5.97
Expired	(13,315)	38.20
Outstanding at June 30, 2016	945,010	$24.97

Options exercisable at June 30, 2016	677,609	$32.31

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

During 2015, the Company began using RSUs as a broad-based form of long-term compensation incentive for its officers, directors and employees. On April 1, 2015, the Company awarded 203,967 RSUs under the 2014 Plan to members of senior management pursuant to elections previously made by the senior managers to convert a portion of their 2014 performance bonuses from cash to equity. These RSUs vested one year from the date of grant. During the year ended December 31, 2015, the Company also awarded a total of 906,806 additional long-term incentive RSUs to senior managers and employees. These RSUs vest in four equal annual installments beginning one year after the date of grant, subject to service conditions. On September 10, 2015, the Company awarded 81,250 RSUs to its non-employee directors. These RSUs vested on May 28, 2016. No RSUs were awarded by the Company during the six months ending June 30, 2016.

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

The Company pays required minimum federal, state or provincial income tax withholding associated with RSUs for its U.S. and Canadian employees. As the RSUs vest, the Company withholds a number of shares with an aggregate fair market value equal to the minimum tax withholding amount (unless the employee makes other arrangements for payment of the tax withholding) from the common stock issuable at the vest date. During the six months ended June 30, 2016, the Company paid $274 for income tax withholdings associated with RSUs that vested during the period.
A summary of RSU activity for the six months ended June 30, 2016 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2015	1,286,773
Awarded	—
Released	(454,131)
Forfeited	(113,900)
Outstanding at June 30, 2016	718,742	1.75

Vested and expected to vest as of June 30, 2016	611,510	1.71

Weighted average remaining recognition period	2.75

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

On January 20, 2016, the Company entered into an agreement with the landlord of its Cambridge, MA facility to terminate the lease effective July 31, 2016. Concurrent with the termination of its Cambridge lease, the Company entered into a lease agreement pursuant to which the Company leases approximately 30,000 square feet of office and research and development space located at 19 Presidential Way, Woburn, Massachusetts. The lease began on June 1, 2016 and will end on November 30, 2026.

Annual base rental payments remaining due under the Woburn lease are as follows:

Year ended December 31,	Minimum lease payment
2016 (July - December)	$185
2017	725
2018	785
2019 and thereafter	7,346
Total	$9,041

The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $307. Pursuant to the lease, the Company will also pay certain taxes and operating costs associated with the premises during the term of the lease. Under the terms of the lease agreement, the landlord paid $889 for tenant improvements to the facility and an additional $444 for tenant improvements that will result in increased rental payments by the Company. The landlord’s contributions toward the cost of tenant improvements are recorded as short and long-term lease incentive obligation on the Company's consolidated balance sheet. The lease incentive obligation will be amortized to the Company's consolidated statement of operations as reductions to rent expense over the lease term. As of June 30, 2016, the Company has a remaining lease incentive obligation of $1,322.

Contractual Commitments

In connection with the Company’s PHA biopolymers program, during May 2015 the Company entered into agreements with a U.S. supplier of toll fermentation services and with the owner/operator of its pilot recovery facility. Under the fermentation services agreement, the Company is obligated to pay fixed toll fermentation service fees of approximately $600 per quarter from February 2016 until July 2017. During May 2015, the Company prepaid $1,000 for these future fermentation services. At June 30, 2016, $167 remains available from this prepayment for offset against future service fees and is included in prepaid expenses and other current assets in the Company's consolidated balance sheet. The Company is currently incurring contractual fixed fees of approximately $520 per quarter for the biopolymer recovery facility that will continue until January 31, 2017. In addition to the fixed charges under these agreements, the Company is obligated to pay certain variable production costs as incurred. As a result of the Company's decision during July 2016 to discontinue its biopolymer operations, no further variable production charges are anticipated under either agreement.

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

Guarantees

As of June 30, 2016 and December 31, 2015, the Company did not have significant liabilities recorded for guarantees. The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Metabolix has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of the indemnifications under these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2016 and December 31, 2015.

10. GEOGRAPHIC INFORMATION

The geographic distribution of the Company’s operating revenues and long-lived assets are summarized in the tables below:

	U.S.	Canada	Eliminations	Total
Three Months Ended June 30, 2016:
Net revenues from external customers	$2,793	$—	$—	$2,793
Inter-geographic revenues	—	215	(215)	—
Net revenues	$2,793	$215	$(215)	$2,793

Three Months Ended June 30, 2015:
Net revenues from external customers	$744	$—	$—	$744
Inter-geographic revenues	—	203	(203)	—
Net revenues	$744	$203	$(203)	$744

Six Months Ended June 30, 2016:
Net revenues from external customers	$3,468	$—	$—	$3,468
Inter-geographic revenues	—	427	(427)	—
Net revenues	$3,468	$427	$(427)	$3,468

Six Months Ended June 30, 2015:
Net revenues from external customers	$1,388	$1	$—	$1,389
Inter-geographic revenues	—	402	(402)	—
Net revenues	$1,388	$403	$(402)	$1,389

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three and six months ended June 30, 2016, revenue earned from the Company’s Camelina grant with the U.S. Department of Energy totaled $142 and $299, respectively, and represented 5% and 9% of total revenue.  During the three and six months ended June 30, 2015, revenue earned from the Company's REFABB grant totaled $347 and $677, and represented 47% and 49% of total revenue. During the six months ended June 30, 2016 and 2015, no biopolymer customer represented 10% or more of the Company’s total revenues.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Eliminations	Total
June 30, 2016	$2,577	$—	$—	$2,577
December 31, 2015	$903	$2	$—	$905

11. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted tax rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three and six months ended June 30, 2016 and 2015, the Company did not recognize any tax expense or benefit due to its continued net operating loss position.  Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax assets.

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of June 30, 2016 or December 31, 2015.
12. LICENSE AGREEMENTS AND RELATED PARTIES

The Company licenses certain technology to Tepha, Inc., a related party, for use in medical applications. During the three months ended June 30, 2016, the Company entered into an amendment to its license agreement with Tepha, in which the Company received a lump sum payment of $2,000 in consideration for an early buyout of all future royalties under the agreement and for the licensing of two additional production strains and related intellectual property. The Company delivered the two production strains to Tepha during July 2016. The Company recorded $1,580 and $1,778 of license and royalty revenue related to Tepha during the three and six months ended June 30, 2016, respectively. At June 30, 2016, $494 of the $2,000 paid by Tepha under the June 2016 amendment was recorded as deferred revenue pending delivery of the new production strains to Tepha during the Company's third fiscal quarter. During the three and six months ended June 30, 2015, the Company recorded license and royalty revenue from Tepha of $115 and $235, respectively. As of June 30, 2016 and December 31, 2015, the Company had none and $146, respectively, of outstanding receivables due from Tepha for royalties.
During the three months ended June 30, 2016, the Company entered into a purchase and licensing agreement with a third party in which the Company received a lump sum payment of $1,000 in consideration for certain biopolymer inventory and a non-exclusive license to certain patents owned or controlled by the Company related to polyhydroxyalkanoates, or PHA. Included in the Company's reported license fee and royalty revenue for the three and six months ended June 30, 2016 is $850 in licensing revenue related to this agreement.
13. CAPITAL STOCK

Common Stock Issuances
On October 7, 2015, the Company entered into a common stock purchase agreement with Aspire Capital. Under terms of the agreement, Aspire committed to purchase up to an aggregate of $20,000 of the Company's common stock over a 30 month period that began on November 9, 2015. Common stock may be sold from time to time at the Company’s direction under pricing formulas based on prevailing market prices around the time of each sale. The purchase agreement contains limitations on the number of shares that the Company may sell to Aspire. Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the purchase agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.50 per share. Upon execution of the purchase agreement, the Company issued 300,000 shares of its common stock to Aspire with a fair value of $450, as a commitment fee. In addition, the Company incurred $169 of additional costs in connection with the Aspire facility, which along with the fair value of the common stock has been recorded as deferred equity costs and is included within other assets in the accompanying consolidated balance sheet at June 30, 2016. These costs will be proratably charged to additional paid-in-capital as shares are sold to Aspire. In the event it is determined no additional shares will be sold under the purchase agreement, any deferred equity offering costs will be expensed at such time. At June 30, 2016, the full $20,000 under the purchase agreement remains available for sale to Aspire.
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
14. SUBSEQUENT EVENT

On July 20, 2016, the Board of Directors of the Company approved a plan to implement a strategic restructuring under which Yield10 Bioscience will become its core business with a focus on developing disruptive technologies for step-change improvements in crop yield to enhance global food security. As part of the restructuring, Metabolix is discontinuing its biopolymer operations and eliminating approximately 45 positions in its biopolymer operations and corporate organization, and is pursuing the sale of its biopolymers business assets. The Company estimates that it will record restructuring charges of approximately $4,000 during its third fiscal quarter of 2016 related to estimated cash expenditures for contract termination costs and employee post-termination benefits in accordance with ASC 420-10, Exit or Disposal Cost Obligations. The Company is working to minimize cash costs associated with the restructuring. The Company also expects to record a non-cash accelerated depreciation charge of approximately $600 during its third quarter for manufacturing equipment and leasehold improvements related to its discontinued biopolymer operations.

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning the Company’s business plans and strategies; its strategic restructuring to focus on the Yield10 crop science program as its core business; expected future financial results and cash requirements; plans for obtaining additional funding; plans and expectations that depend on the Company’s ability to continue as a going concern; and plans for development and commercialization of our Yield10 program and plans for the wind down of biopolymer operations and the sale or other disposition of biopolymer assets. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, risks and uncertainties associated with the Company’s restructuring plans, risks related to the execution of our business plans and strategies, risks associated with the protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption "Risk Factors" in Part II, Item 1A, of this Quarterly Report on Form 10-Q.

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

Recent Developments

On July 20, 2016, our Board of Directors approved a plan to implement a strategic restructuring under which Yield10 Bioscience will become our core business with a focus on developing disruptive technologies for step-change improvements in crop yield to enhance global food security. As part of the restructuring, we are discontinuing our biopolymer operations and eliminating approximately 45 positions in our biopolymer operations and corporate organization, and we are pursuing the sale of our biopolymer business assets. An immediate reduction in force implemented on July 29th represented approximately 50% of our workforce. Once the restructuring is complete, we anticipate a staff of approximately 20 people, comprised of the Yield10 crop science team together with a small group of administrative personnel. After the restructuring and wind-down of the biopolymers operation, our annual net cash burn rate is expected to be in the range of $5 to $6 million compared to approximately $25 million prior to the restructuring.
We estimate that we will record restructuring charges of approximately $4.0 million during our third fiscal quarter of 2016 related to estimated cash expenditures for contract termination costs and employee post-termination benefits. We are working to minimize cash costs associated with the restructuring. We also expect to record a non-cash accelerated depreciation charge of approximately $0.6 million during the third quarter for manufacturing equipment and leasehold improvements related to discontinued biopolymer operations.

As of June 30, 2016, the Company had unrestricted cash and cash equivalents of approximately $3.7 million. Our capital resources are not sufficient to fund our operations for a twelve-month period and, therefore, raise substantial doubt about our ability to continue as a going concern.

We are actively engaged in efforts to secure additional capital resources in August to support the implementation of our new Yield10-focused strategy. All forms of financing may be considered, including public and private equity financing, secured or unsecured debt financing, equity or debt bridge financing, as well as licensing or other collaborative arrangements. In addition, we are holding our biopolymer assets for sale and may sell or license all or portions of our biopolymer inventory, equipment and intellectual property in connection with our ongoing financing efforts and the implementation of our new strategy. There can be no assurance that these efforts will be successful. If we are not able to secure such additional capital resources or otherwise fund our operations, we will be forced to wind down our remaining operations, including the Yield10 program, and pursue options for liquidating our remaining assets, including intellectual property and equipment.

Overview

In September 2015, we launched our refocused crop science program under the name “Yield10 Bioscience.” Yield10 is leveraging Metabolix’s extensive track record of innovation based around optimizing the flow of carbon intermediates in living systems. In plants, Yield10 is working on new approaches to improve fundamental elements of plant metabolism to deliver step-change increases in crop yield through enhanced photosynthetic efficiency and directed carbon utilization. We believe that Yield10 technologies are broadly applicable to food and feed crops. In the near term, Yield10 is focusing its efforts on canola, soybean and corn—working independently and seeking agricultural industry partners to validate and commercialize new traits and identify gene editing targets in these key crops.
Yield10 is based on two proprietary technology platforms developed by Metabolix and its academic partners. The “Smart Carbon Grid for Crops” focuses on gene targets that enhance carbon capture from photosynthesis and regulate the flow of carbon to plant biomass, roots and/or seed. Four lead traits impacting seed yield, C3003-C3006, have been developed using camelina as a model system for C3 oil seed crops and these traits are now being progressed into C3 oil seed crops such as canola and soybean. The “T3 Platform” is being used to identify novel global transcription factor (GTF) genes, or master switches, that can be leveraged with new gene editing approaches to significantly increase plant yield. Using the T3 Platform, the Company has generated data in switchgrass as a model system for C4 crops such as corn, and plans are being developed to introduce these new traits into high performing corn lines.

Since launching Yield10 in September 2015, we have consolidated our crop science intellectual property position, identified novel gene targets for improving crop yield, formed a scientific advisory board with academic and business leaders in plant science, conducted green house trials and secured an ARPA-e grant to support multi-trait field trials in camelina incorporating our Smart Carbon Grid traits.

With our focus turning to Yield10 Bioscience, we are winding down our polyhydroxyalkanoates ("PHA") biopolymers business. Until June 2016, Metabolix had been focused on developing and commercializing a family of biopolymers found in nature called PHAs, which occur naturally in living organisms and are chemically similar to polyesters. In recent years we had been targeting our research, development and commercial resources on the use of our Mirel® PHA biopolymers as performance additives in a range of applications where they can improve performance and/or reduce cost in other material systems such as polyvinyl chloride and polylactic acid. We had also targeted applications where the performance, biodegradability, biocontent and other attributes of our PHA biopolymers provide unique functional advantages, such as biodegradation, required by such applications.
Government Grants

As of June 30, 2016, expected gross proceeds of $1,773 remain to be received under our U.S. government grants, all of which are related to our crop science program. This includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our government grants is as follows:

	Funding Agency	Total Government Funds	Total received through	Remaining amount available as of	Contract/Grant Expiration
Program Title			June 30, 2016	June 30, 2016
Production of High Oil, Transgene Free Camelina Sativa Plants through Genome Editing ("Camelina")	Department of Energy	$1,997	$224	$1,773	September 2017
Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts ("REFABB")	Department of Energy	6,000	6,000	—	February 2016
Subcontract from University of Massachusetts (Amherst) project funded by ARPA-E entitled “Development of a Dedicated High Value Biofuels Crop”	Department of Energy	663	663	—	December 2015
Total		$8,660	$6,887	$1,773

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, stock-based compensation and strategic restructuring charges. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and six months ended June 30, 2016, are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

This discussion and analysis is also based on the assumption that the Company will continue as a going concern. It has not been adjusted to reflect the potential outcomes of our exploration of strategic alternatives, discussed above under "Recent Developments."

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,
	2016	2015	Change
Product revenue	$174	$113	$61
Grant revenue	188	470	(282)
License fee and royalty revenue	2,431	161	2,270
Total revenue	$2,793	$744	$2,049

Total revenue from continuing operations was $2,793 and $744 for the three months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016 and 2015, we recognized $174 and $113, respectively, of revenue related to the sale of biopolymer products. Product revenue recognized during the three months ended June 30, 2016 and 2015 includes $171 and $99, respectively, of previously deferred revenue from shipments to customers made during prior periods. Our product revenue recognition policy is to defer product revenue recognition until the later of sixty days following shipment or cash receipt. At June 30, 2016, short-term deferred revenue of $882 shown in our condensed consolidated balance sheet includes $387 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ending September 30, 2016.  During the three months ended June 30, 2016, we recognized $188 of government grant revenue compared to $470 for the same period in 2015.  Grant revenue for the three months ended June 30, 2016 consisted of $188 in revenue earned from the Camelina grant and for the three months ended June 30, 2015 primarily consisted of $307 in revenue earned from our now completed REFABB grant. The $281 decrease in grant revenue was due to three grants which ended in 2015. During the three months ended June 30, 2016 and 2015, we also recognized $2,431 and $161, respectively, of license and royalty revenue related to licensing of our technology to third parties, including our related party, Tepha. The $2,270 increase is primarily related to increased revenues received from Tepha, as a result of an amendment to the license agreement with Tepha in which we agreed to forgo all future royalties and to provide two additional production strains and related intellectual property to Tepha in exchange for a $2,000 lump-sum payment. In addition, the company recognized $849 related to a license agreement with another third party.

We expect to see variation in product sales during the remainder of 2016 as we work to monetize our existing inventory. In future fiscal quarters, our product sales will be included as a component of discontinued biopolymer operations within our statement of operations.

Costs and Expenses

	Three Months Ended, June 30
	2016	2015	Change
Cost of product revenue	$121	$90	$31
Research and development expenses	4,289	4,319	(30)
Selling, general, and administrative expenses	1,613	2,464	(851)
Total costs and expenses	$6,023	$6,873	$(850)

Cost of Product Revenue

Cost of product revenue from continuing operations was $121 and $90 for the three months ended June 30, 2016 and 2015, respectively. These costs include the cost of inventory associated with product revenue recognized during the respective periods. The increase of $31 is primarily attributable to an increase in product sales. Cost of product revenue for each period also includes the cost of sample inventory shipped to prospective customers, warehousing and certain freight charges.

We expect to see variation in cost of product revenue during the remainder of 2016 as we work to monetize our inventory. In future fiscal quarters, our cost of product revenue will be included as a component of discontinued biopolymer operations within our statement of operations.

Research and Development Expenses

Research and development expenses were consistent in total at $4,289 and $4,319 for the three months ended June 30, 2016 and 2015, respectively. Pilot manufacturing expenses were $1,446 and $955 for the three months ended June 30, 2016 and 2015, respectively. The increase of $491 was primarily a result of increased biopolymer production activity and our payment of contractually fixed and variable production charges to our U.S. suppliers of toll fermentation and biopolymer recovery services. Under the fermentation services agreement, the Company is obligated to pay fixed toll fermentation fees of approximately $600 per quarter from February 2016 until July 2017. During the quarter ended June 30, 2016, $500 of these fixed fermentation charges were offset by application of a portion of a $1,000 prepayment we made in May 2015. We are also incurring contractually fixed fees of approximately $520 per quarter for our biopolymer recovery facility that will continue until January 2017. In addition to the fixed charges due under these agreements, the Company is obligated to pay certain variable production costs as incurred. We do not anticipate incurring significant variable production charges at our pilot manufacturing facilities during the remainder of 2016 as a result of our decision in July 2016 to discontinue our biopolymer operations. The increase in pilot manufacturing expenses during the three months ended June 30, 2016, was offset by decreased compensation and benefit expense. Employee compensation and related benefit expenses was $1,517 and $2,251 for the three months ended June 30, 2016 and 2015, respectively. The decrease of $734 was primarily related to the elimination of the Company's bonus accrual for 2016 as a result of our decision to discontinue our biopolymer operations, undertake a restructuring of our organization and focus on Yield10 Bioscience as our core business.

Our research and development expenses are expected to decrease during the remainder of 2016 as we implement our strategic restructuring, wind down our biopolymers operation and focus efforts on our Yield10 crop science activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,613 and $2,464 for the three months ended June 30, 2016 and 2015, respectively. The decrease of $851 was primarily due to decreased employee compensation and related benefit expenses. Employee compensation and related benefit expenses were $759 and $1,226 for the three months ended June 30, 2016 and 2015, respectively. The decrease in employee compensation and related benefits is due primarily to the elimination of the 2016 bonus accrual as a result of our strategic restructuring. In addition, professional fees decreased by $371 from $688 during the three months ended June 30, 2015 to $317 during the three months ended June 30, 2016 primarily as a result of decreased outside legal services.

We expect our selling, general and administrative expenses to decrease during the remainder of 2016 as we implement our strategic restructuring.

Other Income (Expense), Net

	Three Months Ended June 30,
	2016	2015	Change
Interest income, net	$1	$1	$—
Other income (expense), net	31	55	(24)
Total other income (expense), net	$32	$56	$(24)

Other income, net, reflects income of $32 and $56 for the three months ended June 30, 2016 and 2015, respectively. Other income, net, for the three months ended June 30, 2016 consisted primarily of income earned from the sale of fixed assets. During the three months ended June 30, 2015, other income, net, consisted primarily of of income earned from our short-term investments in money market funds, net of custodial fees, and realized foreign currency transaction gains or losses.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue

	Six Months Ended June 30,
	2016	2015	Change
Product revenue	$495	$185	$310
Grant revenue	345	922	(577)
License fee and royalty revenue	2,628	282	2,346
Total revenue	$3,468	$1,389	$2,079

Total revenue from operations was $3,468 and $1,389 for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, we recognized $495 and $185, respectively, of revenue from sales of biopolymer products. The increase of $310 was primarily related to increased sales of biopolymer products. Product revenue recognized during the six months ended June 30, 2016 and 2015 includes $215 and $57, respectively, of previously deferred revenue from shipments to customers made during prior periods. Our product revenue recognition policy is to defer product revenue recognition until the later of sixty days following shipment or cash receipt. At June 30, 2016, short-term deferred revenue of $882 shown on our condensed consolidated balance sheet includes $387 of deferred product revenue, nearly all of which is expected to be recognized during the quarter ended September 30, 2016. During the six months ended June 30, 2016, we recognized $345 of government grant revenue compared to $922 for the same period in 2015. Grant revenue for the six months ended June 30, 2016, primarily consisted of revenue earned from the Camelina grant. Grant revenue for the six months ended June 30, 2015, primarily consisted of $608 in revenue earned from the REFABB grant that ended in February 2016. During the six months ended June 30, 2016 and 2015, we recognized $2,628 and $282, respectively, of license and royalty revenue related to licensing of our technology. The $2,346 increase is primarily related to increased revenues received from Tepha, a related party, as a result of a $2,000 lump sum payment under an amendment to our license agreement with Tepha. In addition, the company recognized $849 related to a license agreement with another third party.

Costs and Expenses

	Six Months Ended, June 30
	2016	2015	Change
Cost of product revenue	$238	$174	$64
Research and development expenses	8,621	8,244	377
Selling, general, and administrative expenses	4,340	4,930	(590)
Total costs and expenses	$13,199	$13,348	$(149)

Cost of Product Revenue

Cost of product revenue was $238 and $174 for the six months ended June 30, 2016 and 2015, respectively. These costs primarily include the cost of inventory associated with product revenue recognized during the respective periods. The increase of $64 is primarily attributable to an increase in product sales recognized during the six months ended June 30, 2016 in comparison to the same period of the prior year. Cost of product revenue for each period also includes the cost of sample inventory shipped to prospective customers, warehousing and certain freight charges.

Research and Development Expenses

Research and development expenses were $8,621 and $8,244 for the six months ended June 30, 2016 and 2015, respectively. The increase of $377 was primarily due to an increase in pilot manufacturing expenses of $1,062 at our expanded third-party toll fermentation and resin recovery facilities. The increase in pilot material production expenses were offset by decreases in employee compensation and related benefit expenses. Employee compensation and related benefit expenses were $3,819 and $4,510 for the six months ended June 30, 2016 and 2015, respectively. The decrease of $691 is primarily attributable to the elimination of the 2016 bonus accrual as a result of our strategic restructuring.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,340 and $4,930 for the six months ended June 30, 2016 and 2015, respectively. The decrease of $590 was primarily due to a decrease in employee compensation and related benefits expenses and license expense. Employee compensation and related benefit expenses were $2,221 and $2,333 for the six months ended June 30, 2016 and 2015, respectively. The decrease of $112 was primarily attributable to a decrease in bonus accrual as a result of our strategic restructuring. License expense was also reduced by $292 related to a one-time technology license payment of $300 made and recognized during the first quarter of 2015.

Other Income (Expense), Net

	Six Months Ended June 30,
	2016	2015	Change
Interest income, net	$4	$2	$2
Other income (expense), net	31	41	(10)
Total other income (expense), net	$35	$43	$(8)

Other income, net, reflects income of $35 and $43 for the six months ended June 30, 2016 and 2015, respectively. Other income, net, for the six months ended June 30, 2016 consisted primarily of income earned from the sale of fixed assets. During the six months ended June 30, 2015, other income, net, consisted primarily of of income earned from our short-term investments in money market funds, net of custodial fees, and realized foreign currency transaction gains or losses.
Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease and trade payable obligations.

The primary sources of our liquidity have been:

· equity financing;
· a former strategic alliance;
· government grants;
· other funded research and development arrangements;
· licensing revenues;
· product revenues; and
· interest earned on cash and short-term investments.

We have incurred significant expenses relating to our research and development efforts. As a result, we have incurred net losses since our inception. As of June 30, 2016, we had an accumulated deficit of $335,449. Our total unrestricted cash and cash equivalents as of June 30, 2016, were $3,708 as compared to $12,269 at December 31, 2015. As of June 30, 2016, we had no outstanding debt.

Our cash and cash equivalents at June 30, 2016 were held for working capital purposes. As of June 30, 2016, we had restricted cash of $926. Restricted cash consists of $494 held in connection with the recently terminated lease agreement for our former facility in Cambridge, Massachusetts, $307 held in connection with the lease agreement for our new Woburn, Massachusetts headquarters, and $125 held in connection with our corporate credit card program. In August 2016, the landlord for the Cambridge facility fully drew the Company's $494 letter of credit securing the lease in order to satisfy the Company's remaining lease obligations. At June 30, 2016, the Company's accounts payable balance of $1,467 included $418 for outstanding rent and operating expenses due under the terms of the Cambridge lease agreement.

Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal and investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of June 30, 2016, we were in compliance with this policy.

With the exception of 2012, when the Company recognized $38,885 of deferred revenue from a terminated joint venture, we have recorded losses since our inception, including the fiscal quarter ended June 30, 2016. As of June 30, 2016, the Company held unrestricted cash and cash equivalents of $3,708. While we have $20,000 of availability under our equity facility with Aspire, market conditions may limit the extent to which the Company can draw on this facility. Our present capital resources are not sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty.
We are implementing a strategic restructuring under which Yield10 Bioscience will become our core business with a focus on developing disruptive technologies for step-change improvements in crop yield to enhance global food security. As part of the restructuring, we are discontinuing our biopolymer operations and eliminating approximately 45 positions in our biopolymer operations and corporate organization, and we are pursuing the sale of our biopolymers business assets. After the restructuring and wind-down of the biopolymers operation, our annual net cash burn rate is expected to be in the range of $5 to $6 million compared to approximately $25 million prior to the restructuring.
We estimate that we will record restructuring charges of approximately $4 million during the third fiscal quarter of 2016 related to estimated cash expenditures for contract termination costs and employee post-termination benefits. We are working to minimize cash costs associated with the restructuring.
We are actively engaged in efforts to secure additional capital resources in August to support the implementation of our new Yield10-focused strategy. All forms of financing may be considered, including public and private equity financing, secured or unsecured debt financing, equity or debt bridge financing, as well as licensing or other collaborative arrangements. In addition, we are holding our biopolymer assets for sale and may sell or license all or portions of our biopolymer inventory, equipment and intellectual property in connection with our ongoing financing efforts and the implementation of our new strategy. There can be no assurance that these efforts will be successful. If we are not able to secure such additional capital resources or otherwise fund our operations, we will be forced to wind down our remaining operations, including the Yield10 program, and pursue options for liquidating our remaining assets, including intellectual property and equipment.
On June 30, 2016, the Company received a Notice of Delisting from The Nasdaq Stock Market LLC as a result of the Company's bid price for the previous 30 consecutive business closing below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided with an initial period of 180 calendar days, or until December 27, 2016, to regain compliance. To regain compliance, the closing bid price of the Company's common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before December 27, 2016. If the Company does not regain compliance by December 27, 2016, it may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary, subject to Nasdaq's agreement that such an action by the Company would cure the deficiency.
We continue to face significant challenges and uncertainties. Our future revenues, expenses and cash usage will depend on the completion of our strategic restructuring. Adequate financing to complete the restructuring and implement our new strategy may not be available. Available capital resources may be consumed more rapidly than currently expected due to (a) higher restructuring costs than anticipated; (b) lower than expected revenues from grants, licenses, and service fees related to our Yield10 technologies; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.
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

 Net cash used by operating activities was $7,890 for the six months ended June 30, 2016, compared to net cash used of $12,129 during the six months ended June 30, 2015. The cash used during the six months ended June 30, 2016 primarily reflects the net loss of $9,696, payment of annual performance bonuses of $1,665, partially offset by non-cash expenses, including depreciation expense of $272, our 401(k) stock matching contribution expense of $232 and stock-based compensation expense of $901.

Net cash of $665 was used for investing activities during the six months ended June 30, 2016, compared to net cash used by investing activities during the six months ended June 30, 2015 of $209. Net cash used by investing activities during the six months ended June 30, 2016 was primarily the result of entering into a letter of credit to secure the new Woburn lease and related purchases of property and equipment. Net cash used for investing activities during the six months ended June 30, 2015 included purchases of equipment and facility improvements made primarily for our pilot manufacturing recovery facility.

There was no cash used or provided by financing activities during the six months ended June 30, 2016. Net cash of $15,000, excluding issuance costs of $297, was provided by financing activities during the six months ended June 30, 2015 and was derived from the Company's private placement of equity securities completed during the second quarter of 2015.
Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2016:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating lease obligations	$10,156	$924	$2,060	$1,989	$5,183
Purchase obligation	3,634	3,434	200	—	—
Total	$13,790	$4,358	$2,260	$1,989	$5,183

Our primary obligations relate to office, laboratory space and the fixed portion of certain manufacturing purchase commitments related to biopolymer production. On January 20, 2016, we entered into an agreement with the landlord to terminate our lease for space in Cambridge, Massachusetts, effective July 31, 2016. Concurrent with the termination of the Cambridge lease, we entered into a lease for approximately 30,000 square feet of office and research and development space at 19 Presidential Way, Woburn, Massachusetts. This lease has a term of 10 years and six (6) months and commenced on June 1, 2016. We also lease office and laboratory space at 650 Suffolk Street, Lowell, Massachusetts, where the majority of our general and administrative employees are located. Our lease for this facility expires in May 2020, with the option to renew for one five-year period. We have a one-time option to terminate the lease early effective May 2017 with appropriate advance notice. Our wholly-owned subsidiary, Metabolix Oilseeds, Inc., located in Saskatoon, Saskatchewan, Canada, leases approximately 2,000 square feet of office, laboratory and greenhouse space. The leases for these facilities expire during 2016 and 2017.

During May 2015, we entered into agreements with a U.S. supplier of toll fermentation services and with the owner/operator of our expanded pilot recovery facility. Under the fermentation services agreement, the Company is obligated to pay fixed toll fermentation service fees of approximately $600 per quarter from February 2016 until July 2017. During May 2015, we prepaid $1,000 for these future fermentation services. The current balance of $167 is included in prepaid expenses and other current assets in the Company's balance sheet at June 30, 2016. We are currently paying contractual fixed fees of approximately $520 per quarter for our resin recovery facility that will continue until January 2017. In addition to the fixed charges due under these agreements, the Company is obligated to pay certain variable production costs as incurred. The fixed portion of the manufacturing service fees is included within our minimum payment obligation table shown above. As a result of the Company's decision during July 2016 to discontinue its biopolymer operations, no further variable production charges are anticipated under either agreement.
Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.
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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2016, the Company held unrestricted cash and cash equivalents of $3,708. Although we have $20,000 of availability under our equity facility with Aspire, market conditions may limit the extent to which the Company can draw on this facility. Our present capital resources are not sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty.
We are implementing a strategic restructuring under which Yield10 Bioscience will become our core business with a focus on developing disruptive technologies for step-change improvements in crop yield to enhance global food security.

We are actively engaged in efforts to secure additional capital resources in August to support the implementation of our new Yield10-focused strategy. All forms of financing may be considered, including public and private equity financing, secured or unsecured debt financing, equity or debt bridge financing, as well as licensing or other collaborative arrangements. In addition, we are holding our biopolymer assets for sale and may sell or license all or portions of our biopolymer inventory, equipment and intellectual property in connection with our ongoing financing efforts and the implementation of our new strategy. There can be no assurance that these efforts will be successful. If we are not able to secure such additional capital resources or otherwise fund our operations, we will be forced to wind down our remaining operations, including the Yield10 program, and pursue options for liquidating our remaining assets, including intellectual property and equipment.
We continue to face significant challenges and uncertainties. Our future revenues, expenses and cash usage will depend on the completion of our strategic restructuring. Adequate financing to complete the restructuring and implement our new strategy may not be available. Available capital resources may be consumed more rapidly than currently expected due to (a)higher restructuring costs than anticipated; (b) lower than expected revenues from grants, licenses, and service fees related to our Yield10 technologies; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.
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
With the exception of 2012, when the Company recognized $39 million of deferred revenue from the terminated joint venture, we have recorded losses since our inception, including our fiscal year ended December 31, 2015 and quarter ended June 30, 2016. At June 30, 2016, our accumulated deficit was approximately $335 million. Since 1992, we have been engaged primarily in research and development and early-stage commercial activities. Because our crops science technology is at an early stage of development, we cannot be certain that the Yield10 business will generate sufficient revenue to become profitable. If we continue to operate the business, we expect to have significant losses and negative cash flow for at least the next several years, as we incur additional costs and expenses for the continued development of our technology, including the ongoing expenses of research, development and commercialization. The amount we spend will impact our ability to become profitable and this will depend, in part, on the number of new technologies that we attempt to develop. We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable or achieve significant revenues.
Our strategic restructuring may not be successful.
On July 20, 2016, our Board of Directors approved a plan to implement a strategic restructuring under which Yield10 Bioscience will become our core business. As part of the restructuring, we are discontinuing our biopolymer operations and eliminating approximately 45 positions in our biopolymer operations and corporate organization, and we are pursuing the sale of our biopolymer business assets. After the restructuring and wind-down of the biopolymers operation, our annual cash burn rate is expected to be in the range of $5 to $6 million compared to approximately $25 million prior to the restructuring.
We estimate that we will record restructuring charges of approximately $4.0 million during our third fiscal quarter of 2016 related to estimated cash expenditures for contract termination costs and employee post-termination benefits. We are working to minimize cash costs associated with the restructuring. We also expect to record a non-cash accelerated depreciation charge of approximately $0.6 million during the third quarter for manufacturing equipment and leasehold improvements related to discontinued biopolymer operations. However, restructuring costs may be higher than anticipated and the reduction in cash burn resulting from the restructuring may be less than expected. If we are not successful in reducing our cash usage, we may require more financing than anticipated or we may be forced to wind down our remaining operations, including the Yield10 program.

Risks Relating to our Yield10 Crop Science Program
Our crop science product development cycle is lengthy and uncertain and will depend heavily on future collaborative partners.
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
Our commercial success may depend in part on our obtaining and maintaining patent protection for our technologies in the United States and other jurisdictions, as well as successfully enforcing and defending this intellectual property against third-party challenges. If we are not able to obtain or defend patent protection for our technologies, then we will not be able to exclude competitors from developing or marketing such technologies, and this could negatively impact our ability to generate sufficient revenues or profits from product sales and/or licensing to justify the cost of development of our technologies and to achieve or maintain profitability. Our issued patents have expiration dates ranging from 2016 through 2032.

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
Portions of our crop science technology are owned by or subject to retained rights of third parties.
We have licensed and optioned from academic institutions certain patent rights that may be necessary or important to the development and commercialization of our crop science technology. These licenses and options may not provide exclusive rights to use such intellectual property in all fields of use in which we may wish to develop or commercialize our technology. If we fail to timely exercise our option rights and/or we are unable to negotiate a license agreements for optioned patent rights on acceptable terms, the academic institutions may offer such patent rights to third parties. If we fail to comply with our obligations under these license agreements, or if we are subject to a bankruptcy or insolvency proceeding, the licensor may have the right to terminate the license. In some circumstances, we may not have the right to control the preparation, filing and prosecution of licensed patent applications or the maintenance of the licensed patents. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. Furthermore, the research resulting in certain of our licensed and optioned patent rights was funded by the U.S. government. As a result, the government may have certain rights, or march‑in rights, to such patent rights and technology.
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
Trading volume in our stock is low and an active trading market for shares of our common stock may not be sustained on a consistent basis. The public trading price for our common stock will be affected by a number of factors, including:

•	reported progress in our efforts to develop crop related technologies, relative to investor expectations;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	future issuances and/or sales of our common stock or preferred stock;

•	announcements or the absence of announcements by us, or our competitors, regarding acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	commencement of, or involvement in, litigation;

•	any major change in our board of directors or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors and to litigation involving our intellectual property;

•	a lack of, or limited, or negative industry or security analyst coverage;

•	the Company's distressed financial situation and uncertainty regarding the Company's ability to obtain additional cash resources;

•	short-selling or similar activities by third parties; and

•	other factors described elsewhere in these “Risk Factors.”
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On April 7, 2016, the Company issued 68,075 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2016, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.
ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.
ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1
Fourth Amendment dated May 17, 2016 to the license Agreement dated October 1, 1999, as previously amended between the Company and Tepha, Inc. (Incorporated by reference herein to Exhibit 10.1 to the Company's Report on Form 8-K filed May 19, 2016 (File No. 001-33133)).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification (furnished herewith).

101.1
The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations, Three and Six Months Ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Loss, Three and Six Months Ended June 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows, Three and Six Months Ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

August 8, 2016	By:	/s/ JOSEPH SHAULSON
Joseph Shaulson
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2016	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)