Form 10-Q
period 2016-09-30
METABOLIX, INC.
filed 2016-11-18
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of November 16, 2016 was 28,342,625.

Metabolix, Inc.
Form 10-Q
For the Quarter Ended September 30, 2016

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
METABOLIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$9,782	$12,269
Accounts receivable	198	238
Due from related party	1	146
Unbilled receivables	347	150
Inventory	—	51
Prepaid expenses and other current assets	252	1,668
Short-term restricted cash	—	494
Current assets of disposal group classified as held for sale	—	328
Total current assets	10,580	15,344
Restricted cash	432	125
Property and equipment, net	1,796	105
Other assets	717	714
Other assets of disposal group classified as held for sale	—	800
Total assets	$13,525	$17,088

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$229	$120
Accrued expenses	2,749	3,513
Deferred revenue	—	277
Total current liabilities	2,978	3,910
Other long-term liabilities	1,969	150
Total liabilities	4,947	4,060

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 250,000,000 shares authorized at September 30, 2016 and December 31, 2015; 28,119,260 and 27,331,435 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	281	273
Additional paid-in capital	339,803	338,580
Accumulated other comprehensive loss	(81)	(72)
Accumulated deficit	(331,425)	(325,753)
Total stockholders’ equity	8,578	13,028
Total liabilities and stockholders’ equity	$13,525	$17,088

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Grant revenue	$473	$327	$818	$1,249
Total revenue	473	327	818	1,249

Expenses:
Research and development	1,547	1,664	4,522	5,034
Selling, general, and administrative	1,530	1,769	4,951	5,582
Total expenses	3,077	3,433	9,473	10,616
Loss from continuing operations	(2,604)	(3,106)	(8,655)	(9,367)

Other income:
Interest income, net	2	1	6	3
Other income, net	(10)	—	(10)	41
Total other income, net	(8)	1	(4)	44
Net loss from continuing operations before income tax benefit	(2,612)	(3,105)	(8,659)	(9,323)
Income tax benefit	1,042	—	1,042	—
Net loss from continuing operations	(1,570)	(3,105)	(7,617)	(9,323)

Discontinued operations:
Income (loss) from discontinued operations	6,853	(2,743)	3,204	(8,441)
Income tax expense	(1,259)	—	(1,259)	—
Total income (loss) from discontinued operations	5,594	(2,743)	1,945	(8,441)

Net income (loss)	$4,024	$(5,848)	$(5,672)	$(17,764)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.06)	$(0.12)	$(0.28)	$(0.38)
Net income (loss) from discontinued operations	0.20	(0.10)	0.07	(0.35)
Net income (loss) per share	$0.14	$(0.22)	$(0.21)	$(0.73)

Number of shares used in per share calculations:
Basic & Diluted	27,869,133	26,979,598	27,652,090	24,234,043

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss):	$4,024	$(5,848)	$(5,672)	$(17,764)
Other comprehensive loss
Change in foreign currency translation adjustment	(3)	(3)	(9)	(7)
Total other comprehensive loss	(3)	(3)	(9)	(7)
Comprehensive income (loss)	$4,021	$(5,851)	$(5,681)	$(17,771)

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(5,672)	$(17,764)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	458	167
Charge for 401(k) company common stock match	259	291
Stock-based compensation	1,155	1,483
Inventory impairment	199	202
Non-cash income tax expense	217	—
Gain on sale of discontinued operation and property and equipment	(9,833)	(33)
Non-cash restructuring expense paid through stock and equipment	196	—
Changes in operating assets and liabilities:
Accounts receivables	40	(231)
Due from related party	145	(35)
Unbilled receivables	(197)	132
Inventory	180	9
Prepaid expenses and other assets	1,413	(687)
Accounts payable	122	48
Accrued expenses	(1,047)	18
Deferred rent and other long-term liabilities	655	—
Deferred revenue	(277)	7
Taxes paid related to net share settlement upon vesting of stock awards	(274)	—
Net cash used in operating activities	(12,261)	(16,393)

Cash flows from investing activities
Purchase of property and equipment	(721)	(498)
Proceeds from sale of discontinued operation and property and equipment	10,317	40
Change in restricted cash	187	—
Net cash provided by (used) for investing activities	9,783	(458)

Cash flows from financing activities
Proceeds from private placement offering	—	14,703
Net cash provided by financing activities	—	14,703

Effect of exchange rate changes on cash and cash equivalents	(9)	(4)

Net decrease in cash and cash equivalents	(2,487)	(2,152)
Cash and cash equivalents at beginning of period	12,269	20,046
Cash and cash equivalents at end of period	$9,782	$17,894
Supplemental disclosure of non-cash information:
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$128
Restricted stock units issued to settle incentive compensation obligation	$—	$305
Lease incentive paid by lessor	$1,332	$—
Transfer of equipment to settle contractual liability	$111	$—
Issuance of common stock to settle contractual liability	$85	$—
Private placement offering costs included in accounts payable and accrued expenses	$—	$75

The accompanying notes are an integral part of these interim condensed consolidated financial statements

METABOLIX, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)
1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Metabolix, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2016 and 2015.

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, with the exception of the three month period ended September 30, 2016, when the Company reported net income of $4,024 as a result of selling certain of its biopolymer assets, and 2012, when it recognized $38,885 of deferred revenue from a terminated joint venture, the Company has recorded losses since its inception.

As of September 30, 2016, the Company held unrestricted cash and cash equivalents of $9,782.

The Company has an agreement with Aspire Capital Fund, LLC ("Aspire"), under which Aspire has committed to purchase up to $20,000 of Metabolix’s common stock over a 30 month period that began on November 9, 2015. The purchase agreement contains limitations on the number of shares that the Company may sell to Aspire. Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the purchase agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.50 per share. At September 30, 2016, the full $20,000 remained available under the purchase agreement with Aspire, although market conditions may limit the extent to which the Company can draw on this facility.

The Company’s present capital resources may not be sufficient to fund its planned operations for a twelve month period and, therefore, raise substantial doubt about its ability to continue as a going concern.

The Company has substantially completed a strategic restructuring under which the Company has wound down its biopolymer operations and Yield10 Bioscience ("Yield10") has become its core business, with a focus on developing disruptive technologies for step-change improvements in crop yield to enhance global food security.

The Company completed the sale of its biopolymer intellectual property and certain equipment and inventory to an affiliate of CJ CheilJedang Corporation ("CJ") for a total purchase price of $10,000 on September 16, 2016. In connection with its announced restructuring, the Company initiated actions during July 2016 to significantly reduce its workforce and cease pilot biopolymer production in an effort to significantly reduce its ongoing cash burn rate. The Company expects to reach a target level of approximately 20 employees during the fourth quarter as activities related to the wind down of its biopolymer operations and transfer of biopolymer assets to CJ are completed.

The Company continues to face significant challenges and uncertainties. The Company’s future revenues, expenses and cash usage will depend on the successful completion of the strategic restructuring and the execution of its strategic plans related to Yield10. Adequate financing to support Yield10 operations may not be available. Available capital resources may be consumed more rapidly than currently expected due to (a) higher restructuring costs than anticipated; (b) lower than expected revenues from grants, licenses, and service fees related to the Yield10 technologies; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make to its business strategy; (e) changes in the

Company's research and development spending plans; and (f) other items affecting the Company's forecasted level of expenditures and use of cash resources.

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
Principles of Consolidation

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions were eliminated, including transactions with its Canadian subsidiary, Metabolix Oilseeds, Inc. During the third quarter of 2016, the Company undertook a strategic shift and restructured its business to focus on the Yield10 Bioscience business. On September 16, 2016, the Company completed the sale of its biopolymer intellectual property and certain equipment and inventory to an affiliate of CJ CheilJedang Corporation. The condensed consolidated financial statements for each of the three and nine months ended September 30, 2016 and 2015, have been presented to reflect the biopolymer operations as a discontinued operation in accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. See Note 15.

Restructuring

The Company's policy is to record restructuring charges using estimates of cash expenditures for contract termination costs and employee post-termination benefits. The Company also records a non-cash accelerated depreciation charge for any related equipment and leasehold improvements that are determined to have no further use in the ongoing business.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company has historically invested its cash equivalents in highly rated money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments, when purchased, are acquired in accordance with the Company’s investment policy which establishes a concentration limit per issuer. At September 30, 2016, the Company’s cash equivalents are invested solely in money market funds.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At September 30, 2016, the Company’s accounts and unbilled receivables include $530 or 97%from U.S. government grants.
3. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that we adopt as of the specified effective date.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard will be effective for us on January 1, 2018. The Company is in the process of evaluating the impact of this new guidance.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective for us on

January 1, 2020. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have an impact on our financial position or results of operations. In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on our net financial position, but will impact the amount of our assets and liabilities. The Company is in the process of evaluating the impact of this new guidance.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in our results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The new standard will be effective for us on January 1, 2018. The Company is in the process of evaluating the impact of this new guidance.
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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The Company is currently evaluating the method of adoption and the potential impact that these standards may have on its financial position and results of operations.

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

The Company follows the two-class method when computing net loss per share, when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the three and nine months ended September 30, 2016 and 2015, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding at September 30, 2016 and 2015.

On May 26, 2015, the Company effected a 1-for-6 reverse stock split of its common stock. The calculation of basic and diluted net loss per share, as presented in the accompanying condensed consolidated statements of operations, have been determined based on retroactive adjustment of weighted average shares outstanding for all periods presented.

The number of shares of potentially dilutive common stock presented on a weighted average basis, related to options, restricted stock units and warrants (prior to consideration of the treasury stock method) that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine months ended September 30, 2016 and 2015, respectively, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options	926,245	928,090	931,664	956,181
Restricted stock units	588,390	1,198,743	827,398	830,530
Warrants	3,933,000	3,933,000	3,933,000	1,541,505
Total	5,447,635	6,059,833	5,692,062	3,328,216

5. INVENTORY

The components of biopolymer inventories of the Company at December 31, 2015 are as follows:

December 31, 2015
Raw materials	$—
Finished goods	51
Total inventory	$51

Finished goods at December 31, 2015, of $51, represents inventory that the Company had sold and shipped to customers for which the Company had not yet recognized revenue or cost of goods sold under its product revenue recognition policy. At September 30, 2016, the Company no longer carried inventory on its books. In connection with its strategic decision to discontinue and wind down its biopolymer operations, the Company wrote-down its remaining $199 of inventory during the quarter ended September 30, 2016. The impairment charges are recorded as a charge against income from discontinued operations for the quarter.

6. FAIR VALUE MEASUREMENTS

The Company has certain financial assets recorded at fair value which have been classified as Level 1 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input. At September 30, 2016 and December 31, 2015, the Company did not own any Level 2 or Level 3 financial assets or liabilities and there were no transfers of financial assets or liabilities between category levels.

The Company's assets are measured at fair value on a recurring basis. The balance of Level 1 assets as of September 30, 2016 and December 31, 2015 were $1,596 and $11,203, respectively, and for both periods the assets were invested in money market funds classified in cash and cash equivalents.

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30, 2016	December 31, 2015
Employee compensation and benefits	$497	$2,114
Commercial manufacturing	858	465
Professional services	503	431
Other	891	503
Total accrued expenses	$2,749	$3,513

8. STOCK-BASED COMPENSATION

At September 30, 2016, there was approximately $2,073 of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized.

Employee, Non-employee and Director Stock Options

The Company recognized stock-based compensation expense related to stock option awards of $254 and $1,155 for the three and nine months ended September 30, 2016, respectively. Of these amounts, $16 and $212 are included in discontinued operations within the Company's condensed consolidated statements of operations included within this quarterly report. The Company recognized stock-based compensation expense related to stock option awards of $588 and $1,483 for the three and nine months ended September 30, 2015, respectively. Of these amounts, $187 and $478 are included in discontinued operations. The compensation expense related to unvested stock options is expected to be recognized over a remaining weighted average period of 1.31 years.

A summary of option activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	904,133	$26.58
Granted	55,000	1.34
Exercised	—	—
Forfeited	(28,670)	6.35
Expired	(15,943)	39.67
Outstanding at September 30, 2016	914,520	$25.47

Options vested and expected to vest at September 30, 2016	903,129	$25.71
Options exercisable at September 30, 2016	683,550	$31.95

Restricted Stock Units

On January 2, 2014, the Company awarded 100,000 restricted stock units ("RSUs") to its then Chief Executive Officer ("CEO").  These restricted stock units contained both market and performance conditions which were based on the achievement of certain stock price and revenue targets, respectively.  The restricted stock units would have vested in various percentages over three years (subject to certain accelerated and continued vesting events) once the agreed-upon stock price and/or revenue based targets were achieved.  Neither the market nor performance conditions were met by January 2, 2016, resulting in the restricted stock units being forfeited as of that date. In accordance with accounting guidance for stock compensation, the amortization of these restricted stock units will continue through the requisite service period.

During 2015, the Company began using RSUs as a broad-based form of long-term compensation incentive for its officers, directors and employees. On April 1, 2015, the Company awarded 203,967 RSUs under the 2014 Stock Option and Incentive Plan (the "2014 Plan") to members of senior management pursuant to elections previously made by the senior managers to convert a portion of their 2014 performance bonuses from cash to equity. These RSUs vested one year from the date of grant, on April 1, 2016. During the year ended December 31, 2015, the Company also awarded a total of 906,806 additional long-term incentive RSUs to senior managers and employees. These RSUs vest in four equal annual installments beginning one year after the date of grant, subject to service conditions. On September 10, 2015, the Company awarded 81,250 RSUs to its non-employee directors. These RSUs vested on May 28, 2016. No RSUs were awarded by the Company during the nine months ending September 30, 2016.

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

The Company pays required minimum federal, state or provincial income tax withholding associated with RSUs for its U.S. and Canadian employees. As the RSUs vest, the Company withholds a number of shares with an aggregate fair market value equal to the minimum tax withholding amount (unless the employee makes other arrangements for payment of the tax withholding) from the common stock issuable at the vest date. During the nine months ended September 30, 2016, the Company paid $274 for income tax withholdings associated with RSUs that vested during the period.

A summary of RSU activity for the nine months ended September 30, 2016 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2015	1,286,773
Awarded	—
Common stock issued upon vesting	(454,131)
Forfeited	(239,963)
Outstanding at September 30, 2016	592,679	1.50

Remaining RSUs expected to vest as of September 30, 2016	504,423	1.46

Weighted average remaining recognition period	2.50

Stock Compensation Subsequent Events

On October 26, 2016, the Company's Compensation Committee granted stock options for a total of 4,560,000 shares to employees who are expected to remain with the Company in support of Yield10 after completion of the Company's strategic restructuring. Of this amount, options for 1,750,000 shares are contingent upon receiving shareholder approval of certain amendments to the 2014 Plan. Each option has an exercise price per share equal to the fair market value of the Company's common stock on the date of grant, vests in 4 equal semi-annual installments at a rate of 25% per installment over two years, and has a term of ten years from the date of grant. The contingent options will be canceled if shareholder approval of the amendments is not received. These new options were granted in connection with changes to the Company's compensation programs to reduce total cash compensation, including suspension of the Company's cash bonus program, and to increase equity-based compensation.

On November 4, 2016, Joseph Shaulson, the Company's former chief executive officer, was granted stock options for 750,000 shares upon the execution of a separation agreement and release agreement relating to the termination of his employment with the Company. These options have an exercise price per share equal to the fair market value of the Company's common stock on the date of grant, are fully vested on the effective date of Mr. Shaulson's release agreement, and will be exercisable through December 19, 2023. Options for 350,000 of the 750,000 shares are contingent upon receiving shareholder approval of certain amendments to the 2014 Plan. The contingent options will be canceled if shareholder approval of the amendments is not received.

Also in connection with the execution of the separation agreement, on November 4, 2016, the vesting of 151,250 previously outstanding RSUs and 191,667 previously outstanding non-qualified stock options held by Mr. Shaulson was accelerated. The Company will record stock compensation expense for the fair value of these RSUs and non-qualified stock options during its fiscal quarter ended December 31, 2016, as a result of the immediate vesting. The new option grants and the accelerated vesting of the RSUs and existing stock options were provided in lieu of any cash severance and 2016 cash bonus payable under Mr. Shaulson’s previous employment agreement.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

On January 20, 2016, the Company entered into a lease agreement pursuant to which the Company leases approximately 30,000 square feet of office and research and development space located at 19 Presidential Way, Woburn, Massachusetts. The lease began on June 1, 2016 and will end on November 30, 2026.

The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $307. Pursuant to the lease, the Company will also pay certain taxes and operating costs associated with the premises during the term of the lease. Under the terms of the lease agreement, the landlord paid $889 for tenant improvements to the facility and an additional $444 for tenant improvements that result in increased rental payments by the Company. The landlord’s contributions toward the cost of tenant improvements are recorded as short and long-term lease incentive obligation in the Company's condensed consolidated balance sheet contained herein. The lease incentive obligation will be amortized to rent expense over the lease term. As of September 30, 2016, the Company has a remaining lease incentive obligation of $1,291.

On October 10, 2016, the Company entered into a sublease agreement with CJ for the sublease of approximately 10,000 square feet of its leased facility at 19 Presidential Way, Woburn, Massachusetts. The sublease space was determined to be in excess of the Company's needs as a result of its recent strategic shift to Yield10 and the related restructuring of its operations. The sublease term is coterminous with the Company's master lease. CJ will pay rent and operating expenses equal to one-third of the amounts payable to the landlord by the Company, as adjusted from time-to-time in accordance with the terms of the master lease. In October 2016, CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.

Annual base rental payments remaining due under the Woburn lease, net of sublease payments expected from CJ, are as follows:

Year ended December 31,	Minimum lease payment
2016 (October - December)	$65
2017	483
2018	523
2019 and thereafter	4,898
Total	$5,969

Contractual Commitments

In connection with the wind down of biopolymer operations, the Company ceased pilot production of biopolymer material and reached agreements with the owner-operators of its biopolymer pilot production facilities regarding the termination of their services. The Company recorded contract termination costs related to pilot production of $2,641 during the three months ended September 30, 2016, which is included in discontinued operations. As of September 30, 2016, $1,662 remains outstanding and will be paid in quarterly installments through May 2018. The short and long-term portions of these contract liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the Company's condensed consolidated balance sheets contained herein.

Litigation

From time-to-time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

Guarantees

As of September 30, 2016 and December 31, 2015, the Company did not have significant liabilities recorded for guarantees. The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Metabolix has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of the indemnifications under these agreements is believed to be minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2016 and December 31, 2015.

10. GEOGRAPHIC INFORMATION

The geographic distribution of the Company’s operating revenues from continuing operations and long-lived assets are summarized in the tables below:

	U.S.	Canada	Eliminations	Total
Three Months Ended September 30, 2016:
Net revenues from external customers	$473	$—	$—	$473
Inter-geographic revenues	—	247	(247)	—
Net revenues	$473	$247	$(247)	$473

Three Months Ended September 30, 2015:
Net revenues from external customers	$327	$—	$—	$327
Inter-geographic revenues	—	192	(192)	—
Net revenues	$327	$192	$(192)	$327

Nine Months Ended September 30, 2016:
Net revenues from external customers	$818	$—	$—	$818
Inter-geographic revenues	—	674	(674)	—
Net revenues	$818	$674	$(674)	$818

Nine Months Ended September 30, 2015:
Net revenues from external customers	$1,248	$1	$—	$1,249
Inter-geographic revenues	—	594	(594)	—
Net revenues	$1,248	$595	$(594)	$1,249

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three and nine months ended September 30, 2016, revenue earned from the Company’s Camelina grant with the U.S. Department of Energy totaled $304 and $649, respectively, and represented 64% and 79% of total revenue.  During the three and nine months ended September 30, 2015, revenue earned from the Company's REFABB grant totaled $312 and $990, and represented 95% and 79% of total revenue.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Eliminations	Total
September 30, 2016	$1,796	$—	$—	$1,796
December 31, 2015	$103	$2	$—	$105

11. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted tax rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of September 30, 2016 or December 31, 2015.

For both the three and nine months ended September 30, 2016, the Company recognized an income tax benefit of $1,042 and tax expense in discontinued operations for both periods of $1,259 related to discontinuation of its biopolymer operations. For the three and nine months ended September 30, 2015, the Company did not recognize any tax expense or benefit due to its loss position. As of September 30, 2016, the Company recorded an accrued income tax provision of $217 related to this tax benefit which is included in accrued expenses within the Company's condensed consolidated balance sheet included herein which will be recognized within continuing operations in the fourth quarter of 2016.

Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax assets.

12. LICENSE AGREEMENTS AND RELATED PARTIES

The Company previously licensed certain technology to Tepha, Inc., a related party, for use in medical applications. During May 2016, the Company entered into an amendment to its license agreement with Tepha, in which the Company received a lump sum payment of $2,000 in consideration for an early buyout of all future royalties under the agreement and the licensing of two additional production strains and related intellectual property. The Company completed delivery of the technology to Tepha during the quarter ended September 30, 2016. The Company recorded $494 and $2,272 of license and royalty revenue related to Tepha during the three and nine months ended September 30, 2016, respectively. During September 2016, the Company also received $11 from Tepha in connection with their purchase of certain laboratory equipment previously used in the Company's biopolymer operations. During the three and nine months ended September 30, 2015, the Company recorded license and royalty revenue from Tepha of $172 and $407, respectively. As of September 30, 2016 and December 31, 2015, the Company had $1 and $146, respectively, of outstanding receivables due from Tepha for royalties.
During June, 2016, the Company entered into a purchase and licensing agreement with a third party in which the Company received a lump sum payment of $1,000 in consideration for certain biopolymer inventory and a non-exclusive license to certain patents owned or controlled by the Company related to biopolymers. Included in the Company's reported license fee and royalty revenue for the nine months ended September 30, 2016 is $850 in licensing revenue related to this agreement.
The patents underlying these license agreements are now owned by CJ. As a consequence of this sale and the Company's discontinuation of its biopolymer operations, license fee and royalty revenue is included within income from discontinued operations within the Company's condensed consolidated statements of operations contained in this quarterly report.
13. CAPITAL STOCK

Common Stock Issuances
In connection with the wind down of biopolymer operations, the Company ceased pilot production of biopolymer material at its two third-party biopolymer pilot production facilities. On September 19, 2016, the Company entered into an early termination agreement with the owner-operator of one of the biopolymer production facilities. As part of the consideration for the early termination, the Company issued 275,000 unregistered shares of Metabolix common stock.
On October 7, 2015, the Company entered into a common stock purchase agreement with Aspire Capital. Under terms of the agreement, Aspire committed to purchase up to an aggregate of $20,000 of the Company's common stock over a 30 month period that began on November 9, 2015. Common stock may be sold from time-to-time at the Company’s direction under pricing formulas based on prevailing market prices around the time of each sale. The purchase agreement contains limitations on the number of shares that the Company may sell to Aspire. Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the purchase agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.50 per share. Upon execution of the purchase agreement, the Company issued 300,000 shares of its common stock to Aspire with a fair value of $450, as a commitment fee. In addition, the Company incurred $169 of additional costs in connection with the Aspire facility, which along with the fair value of the common stock has been recorded as deferred equity costs and is included within other assets in the accompanying consolidated balance sheet at September 30, 2016. These costs will be proratably charged to additional paid-in-capital as shares are sold to Aspire. In the event it is determined no additional shares will be sold under the purchase agreement, any deferred equity offering costs will be expensed at such time. At September 30, 2016, the full $20,000 under the purchase agreement remains available for sale to Aspire.
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
14. RESTRUCTURING

In July 2016, the Company announced a strategic restructuring under which Yield10 Bioscience has become its core business. Yield10 Bioscience is focused on the unmet need for enhanced global food security and is developing proprietary technologies to enable step-change improvements in yield for major food and feed crops. In connection with its shift in focus, the Company is rebranding itself as Yield10 Bioscience. See Note 15, Discontinued Operations.

As part of its strategic restructuring, the Company announced a plan to reduce staffing levels to approximately twenty employees, a target level the Company is on track to meet in the fourth quarter of 2016.

In connection with the wind down of biopolymer operations, the Company also ceased pilot production of biopolymer materials and reached agreements with the owner-operators of its biopolymer production facilities regarding the termination of these services. The Company made cash payments of $783, issued 275,000 shares of company common stock, and transferred biopolymer-related production equipment in the third quarter related to these agreements and other restructuring activities. Remaining cash restructuring costs are estimated to be approximately $2,400, including amounts expected to be added during the Company's fourth quarter and the $1,872 accrued as of September 30, 2016, and are expected to be paid out through May 2018.

	Biopolymer Production Agreements	Employee Severance and Related Costs	Total
Original Charges and Amounts Accrued	$2,641	$322	$2,963
Paid in Cash	(783)	(112)	(895)
Paid through Stock and Equipment	(196)	—	(196)
Ending Balance Accrued at September 30, 2016	$1,662	$210	$1,872

With the exception of approximately $16 of employee severance and related costs incurred for non-biopolymer employees, total restructuring costs shown in the table above have been classified within discontinued operations in the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2016. Amounts related to the biopolymer production agreements are included within research and development expenses as shown in Note 15.

15. DISCONTINUED OPERATION

In July 2016, the Board of Directors of the Company approved a strategic restructuring plan under which Yield10 Bioscience would become its core business with a focus on developing disruptive technologies for step-change improvements in crop yield to enhance global food security. As part of the restructuring, Metabolix discontinued its biopolymer operations and announced its intention to eliminate approximately 45 positions in its biopolymer operations and corporate organization.

As a result of this strategic shift, the Company completed the sale of its biopolymer intellectual property and certain equipment and inventory to an affiliate of CJ during September 2016. The $10,000 purchase price paid by CJ was primarily for the acquisition of intangible assets, including the Company’s PHA strains, patent rights, know-how and its rights, title and interest in certain license agreements. None of these intangible assets were previously capitalized to the Company’s balance sheet, resulting in a gain on the sale of approximately $9,868, net of the book value of the equipment sold. In addition to the CJ purchase, other parties acquired various capital equipment of the biopolymer operation for a total purchase price of approximately $428, resulting in a net loss on sale of this equipment of approximately $35.

The Company will not have further significant involvement in the operations of the discontinued biopolymer business.

The following are the major items comprising income or loss from discontinued operations for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Total revenue	$1,818	$382	$4,940	$848
Costs and expenses:
Cost of product revenue	464	347	702	521
Research and development	3,793	2,424	9,438	7,299
Selling, general and administrative	510	387	1,429	1,502
Net gain on sale of biopolymer assets	(9,833)	—	(9,833)	—
Total costs and expenses	(5,066)	3,158	1,736	9,322
Other (income) or expense	31	(33)	—	(33)
Income (loss) from discontinued operations	$6,853	$(2,743)	$3,204	$(8,441)
Income tax expense	(1,259)	—	(1,259)	—
Total income (loss) from discontinued operations	$5,594	$(2,743)	$1,945	$(8,441)

At December 31, 2015, current assets and other assets of disposal group classified as held for sale of $328 and $800, respectively, shown on the Company's condensed consolidated balance sheet, represent biopolymer inventory and biopolymer production and laboratory equipment. All of this inventory and equipment was located in the U.S. At September 30, 2016, the sale of assets to CJ was completed and are no longer carried within the Company's balance sheet.

The following are the non-cash operating items and investing items related to discontinued operations for the nine months ended September 30, 2016 and September 30, 2015.

	Nine Months Ended September 30,
	2016	2015
Non-cash operating items:
Depreciation	$327	$73
Charge for 401(k) company common stock match	$125	$150
Stock-based compensation	$214	$479
Inventory impairment	$199	$202
Non-cash income tax expense	$1,259	$—
Non-cash restructuring expense paid through stock and equipment	$196	$—
Gain on sale of discontinued operation and property and equipment	$(9,833)	$(33)

Investing item:
Purchase of property and equipment	$(193)	$(477)

The following are the proforma results of the ongoing operations of Metabolix as though the discontinuation of the biopolymer operations and sale of biopolymer assets had occurred at the beginning of the periods shown. The proforma information is not necessarily indicative of the actual results that would have been achieved had the discontinuation of the biopolymer operations occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Total revenue	$473	$327	$818	$1,249
Net loss from continuing operations before income tax benefit	$(2,612)	$(3,105)	$(8,659)	$(9,323)
Net loss from continuing operations	$(1,570)	$(3,105)	$(7,617)	$(9,323)

Basic and diluted loss per share from continuing operations	$(0.06)	$(0.12)	$(0.28)	$(0.38)

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning our business plans and strategies; the expected results of our strategic restructuring to focus on Yield10 Bioscience as our core business; expected future financial results and cash requirements; plans for obtaining additional funding; plans and expectations that depend on our ability to continue as a going concern; and plans for development and commercialization of our Yield10 technologies. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, risks and uncertainties associated with our restructuring plans, risks related to the execution of our business plans and strategies, risks associated with the protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption "Risk Factors" in Part II, Item 1A, of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission.

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

Overview

We are completing a strategic restructuring under which Yield10 Bioscience has become our core business with a focus on developing disruptive technologies for step-change improvements in crop yield to enhance global food security.

In connection with our restructuring, we initiated actions during July 2016 to significantly reduce our workforce and cease pilot biopolymer production in an effort to significantly reduce our ongoing cash burn rate. On September 16, 2016, we completed the sale of our biopolymer intellectual property and certain equipment and inventory to an affiliate of CJ CheilJedang Corporation ("CJ") for a total purchase price of $10,000. We expect to reach a target level of approximately 20 employees during the fourth quarter of 2016 as activities related to the wind down of our biopolymer operations and transfer of biopolymer assets to CJ are completed.

In connection with the wind down of biopolymer operations, the Company reached agreements with the owner-operators of its biopolymer production facilities regarding the termination of these services. The Company made cash payments of $783, issued 275,000 shares of Company common stock, and transferred biopolymer-related production equipment in the third quarter related to these agreements and other restructuring activities. Remaining cash restructuring costs associated with the restructuring are estimated at $2,400, including anticipated restructuring costs that will be added during the Company's fourth quarter and including $1,872 accrued at September 30, 2016, and are expected to be paid out through May 2018.

We currently estimate that our cash on hand together with expected cash receipts from our outstanding government research grants will be sufficient to support our operations into the fourth quarter of 2017. This includes both the estimated cash operating cost of the Yield10 Bioscience business as well as remaining cash restructuring costs expected to be paid during that period. As of September 30, 2016, the Company had unrestricted cash and cash equivalents of approximately $9.8 million. Our capital resources may not be sufficient to fund our operations for a twelve-month period and, therefore, raise substantial doubt about our ability to continue as a going concern.

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

Since launching Yield10 in September 2015, we have consolidated our crop science intellectual property position, identified novel gene targets for improving crop yield, formed a scientific advisory board with academic and business leaders in plant science, conducted greenhouse trials and secured an ARPA-e grant to support multi-trait field trials in Camelina incorporating our Smart Carbon Grid traits.

Government Grants

In September 2016, we were awarded a subcontract from North Carolina State University ("NCSU") for $276, with the objective of improving the yield of Camelina Sativa in connection with the development of Camelina-based jet fuel. The term of the grant began May 1, 2016 and expires on December 31, 2016.

As of September 30, 2016, expected gross proceeds of $1,952 remain to be received under our U.S. government grants, including the new NCSU grant, all of which are related to our crop science program. This includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our government grants is as follows:

	Funding Agency	Total Government Funds	Total received through	Remaining amount available as of	Contract/Grant Expiration
Program Title			September 30, 2016	September 30, 2016
Production of High Oil, Transgene Free Camelina Sativa Plants through Genome Editing ("Camelina")	Department of Energy	$1,997	$321	$1,676	September 2017
Subcontract from NC State University (NCSU) project funded by DOE ARPA-E entitled "Jet Fuel from Camelina Sativa: A Systems Approach"	Department of Energy	276	—	276	December 2016
Renewable Enhanced Feedstocks For Advanced Biofuels And Bioproducts ("REFABB")	Department of Energy	6,000	6,000	—	February 2016
Subcontract from University of Massachusetts (Amherst) project funded by ARPA-E entitled “Development of a Dedicated High Value Biofuels Crop”	Department of Energy	663	663	—	December 2015
Total		$8,936	$6,984	$1,952

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, stock-based compensation and strategic restructuring charges. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and nine months ended September 30, 2016, are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,
	2016	2015	Change
Grant revenue	$473	$327	$146
Total revenue	$473	$327	$146

Total revenue from continuing operations was $473 and $327 for the three months ended September 30, 2016 and 2015, respectively, and was derived solely from our research grants.  Grant revenue for the three months ended September 30, 2016 consisted of $473 in revenue earned from the Camelina grants and grant revenue for the three months ended September 30, 2015 primarily consisted of $312 in revenue earned from our now completed REFABB grant.

We anticipate grant revenue will remain at approximately the same levels during the remainder of 2016.

Expenses

	Three Months Ended September 30,
	2016	2015	Change
Research and development expenses	$1,547	$1,664	$(117)
Selling, general, and administrative expenses	1,530	1,769	(239)
Total expenses	$3,077	$3,433	$(356)

Research and Development Expenses

Research and development expenses of continuing operations were $1,547 and $1,664 for the three months ended September 30, 2016 and 2015, respectively. The decrease of $117 is primarily due to a decrease in employee compensation and related benefit expenses. Employee compensation and related benefit expenses were $603 and $810 for the three months ended September 30, 2016 and 2015, respectively. The decrease of $207 in the 2016 period is primarily attributable to the elimination of the 2016 bonus accrual as a result of our strategic restructuring and ongoing efforts to conserve cash. Partially offsetting this decrease was a $66 increase in sponsored research as a result of our ongoing Camelina field trials being conducted under our Camelina government grant.

Our research and development expenses are expected to remain consistent during the remainder of 2016 as we continue to closely manage our cash usage and complete our strategic restructuring to focus efforts on our Yield10 crop science activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of continuing operations were $1,530 and $1,769 for the three months ended September 30, 2016 and 2015, respectively. The decrease of $239 was primarily due to decreased employee compensation and related benefit expenses. Employee compensation and related benefit expenses were $730 and $965 for the three months ended September 30, 2016 and 2015, respectively. The $235 decrease in employee compensation and related benefits is due primarily to a reduction in headcount and the elimination of the 2016 employee bonus accrual as a result of our strategic restructuring and ongoing efforts to conserve cash. These expense reductions were partially offset by an increase of $62 in professional fees from $324 during the three months ended September 30, 2015, to $386 during the three months ended September 30, 2016, primarily as a result of increased accounting and audit fees.

We expect our selling, general and administrative expenses to decrease during the remainder of 2016 as we continue to closely manage our cash usage and implement our strategic restructuring to focus efforts on our Yield10 crop science activities.

Other Income (Expense), Net

	Three Months Ended September 30,
	2016	2015	Change
Interest income, net	$2	$1	$1
Other income (expense), net	(10)	—	(10)
Total other income (expense), net	$(8)	$1	$(9)

Other income (expense), net, reflects expense of $8 and income of $1 for the three months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016 and 2015, other income, net, consisted primarily of income earned from our short-term investments in money market funds, net of custodial fees, and realized foreign currency transaction gains or losses.

Income Tax Benefit

For the three months ended September 30, 2016, the Company recognized an income tax benefit within continuing operations of $1,042 and tax expense in discontinued operations of $1,259 related to taxable income generated during the interim period as a result of selling the assets of its biopolymer operations to CJ. For the three months ended September 30, 2015, the Company did not recognize any tax expense or benefit due to its loss position.

Discontinued Operations

In July 2016, the Board of Directors of the Company approved a restructuring plan under which Yield10 Bioscience has become its core business with a focus on developing disruptive technologies for step-change improvements in crop yield to enhance global food security. As a result of this strategic shift, the Company completed the sale of its biopolymer intellectual property and certain equipment and inventory to an affiliate of CJ CheilJedang Corporation (“CJ”) during September 2016. The $10,000 purchase price paid by CJ was primarily for the acquisition of intangible assets, including the Company’s PHA strains, patent rights, know-how and its rights, title and interest in certain license agreements. None of these intangible assets were previously capitalized on the Company’s balance sheet, resulting in a net gain on the sale of approximately $9,868, net of equipment sold.

During the three months ending September 30, 2016, the Company recognized net income before income taxes from discontinued operations of $6,853 primarily as a result of the net gain on the sale of the biopolymer assets to CJ.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended September 30,
	2016	2015	Change
Grant revenue	$818	$1,249	$(431)
Total revenue	$818	$1,249	$(431)

Total revenue from continuing operations was $818 and $1,249 for the nine months ended September 30, 2016 and 2015, respectively, and derived solely from our research grants. Grant revenue for the nine months ended September 30, 2016, primarily consisted of revenue earned from the Camelina grants. Grant revenue for the nine months ended September 30, 2015, primarily consisted of $990 in revenue earned from the REFABB grant that ended in February 2016.

Expenses

	Nine Months Ended, September 30
	2016	2015	Change
Research and development expenses	$4,522	$5,034	$(512)
Selling, general, and administrative expenses	4,951	5,582	(631)
Total expenses	$9,473	$10,616	$(1,143)

Research and Development Expenses

Research and development expenses of continuing operations were $4,522 and $5,034 for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $512 in the 2016 period is primarily due to a decrease in employee compensation and related benefit expenses and reduced facility expenses. Employee compensation and related benefit expenses were $2,019 and $2,522 for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $503 in the 2016 period is primarily attributable to the elimination of the 2016 bonus accrual as a result of our strategic restructuring and ongoing efforts to conserve cash. Facility expenses decreased from $1,825 for the nine months ended September 30, 2015 to $1,533 for the nine months ended September 30, 2016. The decrease of $292 is primarily the result of relocating the Company's headquarters to its new and less expensive Woburn, Massachusetts facility. Partially offsetting these reductions was an increase in sponsored research of $188.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of continuing operations were $4,951 and $5,582 for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $631 was primarily due to a decrease in employee compensation and related benefits expenses, license fees, patent-related expenses and facility expenses. Employee compensation and related benefit expenses were $2,515 and $2,878 for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $363 was primarily attributable to a decrease in bonus accrual as a result of our strategic restructuring. Patent-related expenses and facility expenses decreased by $85 and $113, respectively.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2016	2015	Change
Interest income, net	$6	$3	$3
Other income (expense), net	(10)	41	(51)
Total other income (expense), net	$(4)	$44	$(48)

Other income (expense), net, reflects expense of $4 and income of $44 for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, other income, net, consisted primarily of realized foreign currency translation gains or losses. During the nine months ended September 30, 2015, other income, net, consisted primarily of income earned from our short-term investments in money market funds, net of custodial fees, and realized foreign currency transaction gains or losses.

Income Tax Benefit

For the nine months ended September 30, 2016, the Company recognized an income tax benefit within continuing operations of $1,042 and tax expense in discontinued operations of $1,259 related to taxable income generated during the interim period as a result selling the assets of its biopolymer operations to CJ. For the nine months ended September 30, 2015, the Company did not recognize any tax expense or benefit due to its loss position.

Discontinued Operations

In July 2016, the Board of Directors of the Company approved a restructuring plan under which Yield10 Bioscience would become its core business with a focus on developing disruptive technologies for step-change improvements in crop yield to enhance global food security. As a result of this strategic shift, the Company completed the sale of its biopolymer intellectual property and certain equipment and inventory to an affiliate of CJ CheilJedang Corporation (“CJ”) during September 2016. The $10,000 purchase price paid by CJ was primarily for the acquisition of intangible assets, including the

Company’s PHA strains, patent rights, know-how and its rights, title and interest in certain license agreements. None of these intangible assets were previously capitalized to the Company’s balance sheet, resulting in a net gain on the sale of approximately$9,868, net of equipment sold.

During the nine months ending September 30, 2016, the Company recognized net income before income taxes from discontinued operations of $3,204, primarily as a result of the net gain on the sale of the biopolymer assets to CJ noted above.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets and to pay our operating lease and trade payable obligations.

The primary sources of our liquidity have been:

•equity financing;
•a former strategic alliance;
•government grants;
•other funded research and development arrangements;
•licensing revenues;
•product revenues; and
•interest earned on cash and short-term investments.

We have incurred significant expenses relating to our research and development efforts. As of September 30, 2016, we had an accumulated deficit of $331,425. Our total unrestricted cash and cash equivalents as of September 30, 2016, were $9,782 as compared to $12,269 at December 31, 2015. As of September 30, 2016, we had no outstanding debt.

Our cash and cash equivalents at September 30, 2016 were held for working capital purposes. As of September 30, 2016, we had restricted cash of $432. Restricted cash consists of $307 held in connection with the lease agreement for our Woburn, Massachusetts headquarters, and $125 held in connection with our corporate credit card program.

Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal and investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of September 30, 2016, we were in compliance with this policy.

With the exception of the three month period ended September 30, 2016, when we reported net income of $4,024 as a result of selling certain of our biopolymer assets, and 2012, when we recognized $38,885 of deferred revenue from a terminated joint venture, the Company has recorded losses since its inception. As of September 30, 2016, the Company held unrestricted cash and cash equivalents of $9,782. We have $20,000 of availability under our equity facility with Aspire, however, market conditions may limit the extent to which the Company can draw on this facility. Our present capital resources may not be sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty.

In the third quarter of 2016, we undertook a strategic restructuring of our operations to focus on the Yield10 Bioscience business. We announced a plan to reduce staffing levels to approximately twenty employees, a target level that we are on track to meet in the fourth quarter of 2016. We incurred restructuring costs for contract termination and employee post-termination benefits of approximately $2,963 which are primarily reflected in discontinued operations within the Company's statement of operations. We currently anticipate that our annual net cash used in operations, excluding restructuring costs, will be approximately $5,000 - $6,000 for operating the Yield10 Bioscience business.

In connection with the wind down of biopolymer operations, we reached agreements with the owner-operators of our biopolymer pilot production facilities regarding the termination of these services. The Company made cash payments of $783, issued 275,000 shares of Company common stock, and transferred biopolymer-related production equipment totaling $196 in the third quarter related to these agreements and other restructuring activities. Remaining cash restructuring costs are estimated at approximately $2,400, including anticipated restructuring costs that will be added during the Company's fourth quarter and including $1,872 accrued at September 30, 2016, which are expected to be paid out through May 2018.

We continue to face significant challenges and uncertainties. Our future revenues, expenses and cash usage will depend on the successful completion of our strategic restructuring and the execution of our strategic plans related to Yield10. Adequate financing to complete the restructuring and implementation of our new strategy may not be available. Available capital resources may be consumed more rapidly than currently expected due to (a) higher restructuring costs than anticipated; (b) lower than expected revenues from grants, licenses, and service fees related to our Yield10 technologies; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

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

 Net cash used operating activities was $12,261 for the nine months ended September 30, 2016, compared to net cash used of $16,393 during the nine months ended September 30, 2015. The cash used during the nine months ended September 30, 2016 primarily reflects the net loss of $5,672, the add-back of the gain on the sale of the Company's discontinued operation and certain property and equipment of $9,833, and the payment of annual performance bonuses of $1,665, partially offset by non-cash expenses, including depreciation expense of $458, our 401(k) stock matching contribution expense of $259, stock-based compensation expense of $1,155, inventory impairment charges of $199 and non-cash income tax expense of $217.

The following are the non-cash operating items related to discontinued operations for the nine months ended September 30, 2016 and September 30, 2015.

	Nine Months Ended September 30,
	2016	2015
Non-cash operating items:
Depreciation	$327	$73
Charge for 401(k) company common stock match	$125	$150
Stock-based compensation	$214	$479
Inventory impairment	$199	$202
Non-cash income tax expense	$1,259	$—
Non-cash restructuring expense paid through stock and equipment	$196	$—
Gain on sale of discontinued operation and property and equipment	$(9,833)	$(33)

Net cash of $9,783 was provided by investing activities during the nine months ended September 30, 2016, compared to net cash used by investing activities during the nine months ended September 30, 2015 of $458. Net cash used by investing activities during the nine months ended September 30, 2016 was primarily the result of purchases of property and equipment to outfit the new Woburn, Massachusetts facility of $721, offset by proceeds from the sale of biopolymer assets of $10,317 and a net decrease in restricted cash of $187. Net cash used by investing activities during the nine months ended September 30, 2015 included purchases of equipment and facility improvements made primarily for our pilot manufacturing recovery facility.

There was no cash used or provided by financing activities during the nine months ended September 30, 2016. Cash of $14,703, net of issuing costs of $297, was provided by financing activities during the nine months ended September 30, 2015 and was derived from the Company's private placement of equity securities completed during the second quarter of 2015.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.
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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, the Company held unrestricted cash and cash equivalents of $9,782. Although we have $20,000 of availability under our equity facility with Aspire, market conditions may limit the extent to which the Company can draw on this facility. Our present capital resources may not be sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty.
We are completing a strategic restructuring under which Yield10 Bioscience has become our core business with a focus on developing disruptive technologies for step-change improvements in crop yield to enhance global food security.

We will require additional capital resources to support the implementation of our new Yield10-focused strategy. All forms of financing may be considered, including public and private equity financing, secured or unsecured debt financing, equity or debt bridge financing, as well as licensing or other collaborative arrangements. There can be no assurance that these efforts will be successful. If we are not able to secure such additional capital resources or otherwise fund our operations, we may be forced to explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment.
We continue to face significant challenges and uncertainties. Our future revenues, expenses and cash usage will depend on the successful completion of our strategic restructuring and the execution of our strategic plans related to Yield10. Adequate financing to complete the restructuring and implement our new strategy may not be available. Available capital resources may be consumed more rapidly than currently expected due to (a) higher restructuring costs than anticipated; (b) lower than expected revenues from grants, licenses, and service fees related to our Yield10 technologies; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make to our business strategy; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.
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
With the exception of the three month period ended September 30, 2016, when the Company reported net income of $4,024 as a result of selling certain of its biopolymer assets and 2012, when it recognized $38,885 of deferred revenue from a terminated joint venture, the Company has recorded losses since its inception. At September 30, 2016, our accumulated deficit was approximately $331,425. Since 1992, we have been engaged primarily in research and development and early-stage commercial activities. Because our crops science technology is at an early stage of development, we cannot be certain that the Yield10 business will generate sufficient revenue to become profitable. We expect to have significant losses and negative cash flow for at least the next several years, as we incur additional costs and expenses for the continued development of our technology, including the ongoing expenses of research, development and commercialization. The amount we spend will impact our ability to become profitable and this will depend, in part, on the number of new technologies that we attempt to develop. We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable or achieve significant revenues.

Our strategic restructuring may not be successful.
On July 20, 2016, our Board of Directors approved a plan to implement a strategic restructuring under which Yield10 Bioscience has become our core business. As part of the restructuring, we have discontinued our biopolymer operations, eliminated positions in our biopolymer operations and corporate organization, and sold certain of our biopolymer business assets. After the restructuring and wind-down of the biopolymers operation, our annual cash used in operations is expected to be approximately $5,000 - $6,000 for operating Yield10 compared to approximately $25,000 prior to the restructuring.
We incurred restructuring costs for contract terminations and employee post-termination benefits of approximately $2,963 and issued 275,000 shares of common stock in the third quarter of 2016 related to termination of agreements with the owner-operators of our biopolymer pilot production facilities and other restructuring activities. Remaining cash restructuring costs associated with our strategic restructuring are estimated at approximately $2,400, including anticipated restructuring costs that will be added during the Company's fourth quarter and including $1,872 accrued at September 30, 2016, and are expected to be paid through May 2018. However, restructuring costs may be higher than anticipated and the reduction in cash used in operations resulting from the restructuring may be less than expected. If we are not successful in reducing our cash used in operations, we may require more financing than anticipated or we may be forced to wind down our remaining operations.
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
        We are highly dependent on our key technical and scientific personnel, who possess unique knowledge and skills related to our research and technology. If we were to lose the services of these individuals, we may be unable to readily find suitable replacements with comparable knowledge and the experience necessary to advance our research and development. Because of the unique talents and experience of many of our scientific and technical staff, competition for our personnel is intense. Our ability to attract and retain qualified employees may be affected by our efforts to manage cash usage, including reductions in total cash compensation. The loss of key personnel or our inability to hire and retain personnel who have the required expertise and skills could have a material adverse effect on our research and development efforts and our business.
Risks Relating to Intellectual Property
Patent protection for our products is important and uncertain.
Our commercial success may depend in part on our obtaining and maintaining patent protection for our technologies in the United States and other jurisdictions, as well as successfully enforcing and defending this intellectual property against third-party challenges. If we are not able to obtain or defend patent protection for our technologies, then we will not be able to exclude competitors from developing or marketing such technologies, and this could negatively impact our ability to generate sufficient revenues or profits from product sales and/or licensing to justify the cost of development of our technologies and to achieve or maintain profitability. Our issued patents have expiration dates ranging from 2016 through 2030.
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
Trading volume in our stock is low and an active trading market for shares of our common stock may not be sustained on a consistent basis. The public trading price for our common stock will be affected by a number of factors, including:

•	reported progress in our efforts to develop crop related technologies, relative to investor expectations;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	future issuances and/or sales of our common stock or preferred stock;

•	announcements or the absence of announcements by us, or our competitors, regarding acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	commencement of, or involvement in, litigation;

•	any major change in our board of directors or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors and to litigation involving our intellectual property;

•	a lack of, or limited, or negative industry or security analyst coverage;

•	uncertainty regarding the Company's ability to obtain additional cash resources;

•	short-selling or similar activities by third parties; and

•	other factors described elsewhere in these “Risk Factors.”
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
Based on the number of shares outstanding as of September 30, 2016, our officers, directors and stockholders who hold at least 5% of our stock beneficially own a combined total of approximately 71.8% of our outstanding common stock, including shares of common stock subject to stock options and warrants that are currently exercisable or are exercisable within 60 days after September 30, 2016. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combination or other significant transactions. The interests of one or more of these stockholders may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of September 30, 2016, Jack W. Schuler and William P. Scully beneficially owned approximately 48.1% and approximately 10.4% of our common stock, respectively.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On July 8, 2016, the Company issued 92,084 shares of common stock to participants in its Metabolix, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

On September 19, 2016, the Company entered into an early termination agreement with the owner-operator of one of the biopolymer production facilities. As part of the consideration for the execution of this agreement, the Company issued 275,000 unregistered shares of Metabolix common stock. The issuance of these securities is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2016, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.
ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.
ITEM 5.  OTHER INFORMATION.

None.
ITEM 6.  EXHIBITS.

10.1
Asset Purchase Agreement dated September 16, 2016 between Metabolix, Inc. and CJ Research Center LLC (filed as Exhibit 2.1 to the Company's Report on Form 8-K filed September 21, 2016, and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification (furnished herewith).

101.1
The following financial information from the Metabolix Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations, Three and Nine Months Ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Loss, Three and Nine Months Ended September 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows, Three and Nine Months Ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METABOLIX, INC.

November 18, 2016	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

November 18, 2016	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)