Form 10-Q
period 2017-03-31
YIELD10 BIOSCIENCE, INC.
filed 2017-05-12
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-33133

YIELD10 BIOSCIENCE, INC.

Delaware	04-3158289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Presidential Way Woburn, MA	01801
(Address of principal executive offices)	(Zip Code)
(617) 583-1700
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 8, 2017 was 28,498,560.

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended March 31, 2017

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$4,875	$7,309
Accounts receivable	210	66
Due from related party	—	1
Unbilled receivables	114	121
Prepaid expenses and other current assets	460	363
Total current assets	5,659	7,860
Restricted cash	432	432
Property and equipment, net	1,686	1,739
Deferred equity financing costs	622	622
Other assets	95	95
Total assets	$8,494	$10,748

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$51	$56
Accrued expenses	2,536	2,702
Total current liabilities	2,587	2,758
Lease incentive obligation, net of current portion	1,100	1,132
Contract termination obligation, net of current portion	246	489
Total liabilities	3,933	4,379

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 250,000,000 shares authorized at March 31, 2017 and December 31, 2016; 28,402,471 and 28,342,625 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	284	283
Additional paid-in capital	339,811	339,527
Accumulated other comprehensive loss	(85)	(84)
Accumulated deficit	(335,449)	(333,357)
Total stockholders’ equity	4,561	6,369
Total liabilities and stockholders’ equity	$8,494	$10,748

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Grant revenue	$324	$157
Total revenue	324	157

Expenses:
Research and development	1,109	1,428
General and administrative	1,276	2,272
Total expenses	2,385	3,700
Loss from continuing operations	(2,061)	(3,543)
Other (expense) income, net	(31)	3
Net loss from continuing operations	(2,092)	(3,540)

Discontinued operations:
Loss from discontinued operations	—	(2,958)
Total loss from discontinued operations	—	(2,958)
Net loss	$(2,092)	$(6,498)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.07)	$(0.13)
Net loss from discontinued operations	—	(0.11)
Net loss per share	$(0.07)	$(0.24)

Number of shares used in per share calculations:
Basic & Diluted	28,399,811	27,367,305

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss:	$(2,092)	$(6,498)
Other comprehensive loss
Change in foreign currency translation adjustment	(1)	(4)
Total other comprehensive loss	(1)	(4)
Comprehensive loss	$(2,093)	$(6,502)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(2,092)	$(6,498)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	53	122
Charge for 401(k) company common stock match	23	155
Stock-based compensation	264	591
Changes in operating assets and liabilities:
Accounts receivables	(144)	(34)
Due from related party	1	(58)
Unbilled receivables	7	97
Inventory	—	(41)
Prepaid expenses and other assets	(97)	280
Accounts payable	(5)	71
Accrued expenses	(168)	(1,051)
Contract termination obligation and other long-term liabilities	(275)	(150)
Deferred revenue	—	(10)
Net cash used in operating activities	(2,433)	(6,526)

Cash flows from investing activities
Purchase of property and equipment	—	(161)
Change in restricted cash	—	(307)
Net cash used for investing activities	—	(468)

Effect of exchange rate changes on cash and cash equivalents	(1)	(4)

Net decrease in cash and cash equivalents	(2,434)	(6,998)
Cash and cash equivalents at beginning of period	7,309	12,269
Cash and cash equivalents at end of period	$4,875	$5,271
Supplemental disclosure of non-cash information:
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$476

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Yield10 Bioscience, Inc. ("Yield10 Bioscience," "Yield10" or the "Company") was founded as Metabolix, Inc. in 1992 and changed its name in January 2017. Yield10 is an agricultural bioscience company focusing on the development of new technologies to enable step-change increases in crop yield to enhance global food security. Yield10 is using two proprietary advanced biotechnology trait gene discovery platforms to improve fundamental crop yield through enhanced photosynthetic carbon capture and increased carbon utilization efficiency to increase seed yield. These platforms are based on the principle that plants which capture and utilize carbon more efficiently will enable more robust crops capable of increased seed yield. Yield10 is working to translate and demonstrate the commercial value of novel yield trait genes it has identified in major crops and to identify additional genome editing targets for improved crop performance in several key food and feed crops, including canola, soybean, rice and corn. Yield10 Bioscience is headquartered in Woburn, Massachusetts and has an additional agricultural science facility with greenhouses located in Saskatoon, Saskatchewan, Canada.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Yield10 in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2017 and 2016.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2017.
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of 2012, when the Company recognized $38,885 of deferred revenue from a terminated joint venture, the Company has recorded losses since its initial founding, including its fiscal quarter ending March 31, 2017. During 2016, the Company completed a strategic restructuring under which Yield10 Bioscience became its core business. In connection with the restructuring, the Company discontinued its pilot biopolymer production and other biopolymer operations, sold substantially all of its biopolymer assets to CJ CheilJedang Corporation ("CJ") for a total purchase price of $10,000 and reduced staffing levels to approximately twenty full-time employees as of December 31, 2016, in order to focus on crop science activities and significantly reduce the Company's cash burn rate used in operations. During 2016, the Company recorded restructuring charges of $3,513 and as of March 31, 2017, restructuring obligations of $1,610 remain outstanding with various payment due dates through May 2018.

As of March 31, 2017, the Company held unrestricted cash and cash equivalents of $4,875. The Company anticipates current cash resources will be sufficient to fund operations and meet its obligations, including its restructuring obligations, when due into the fourth quarter of 2017. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. The Company has evaluated the guidance of the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its financial statements are issued. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering collaborative arrangements for further research, management may be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down its operations, pursue options for liquidating its remaining assets, including intellectual property and equipment and/or seek strategic alternatives. Based on the cash forecast, management has determined that the Company's present capital resources are not sufficient to fund its planned operations for the twelve months from the date that the financial statements are issued, which raises substantial doubt about the Company's ability to continue as a going concern.

During 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC ("Aspire"). Under terms of the agreement, Aspire committed to purchase up to $20,000 of Yield10 Bioscience common stock over a 30 month period that will end on May 8, 2018. Common stock may be sold from time to time at the Company’s option under pricing formulas based on prevailing market prices around the time of each sale. The purchase agreement contains limitations on the number of shares that the Company may sell to Aspire. Additionally, the Company and Aspire may not effect any sales of shares of its common stock under the purchase agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.50 per share. At March 31, 2017, the market price for the Company's common stock was below $0.50, and although the full $20,000 remained available under the purchase agreement with Aspire, market conditions likely limit the extent which the Company can draw on this facility.

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

On June 30, 2016, the Company received a Notice of Delisting from The Nasdaq Stock Market LLC ("Nasdaq") as a result of the Company's bid price for the previous 30 consecutive business days closing below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided with an initial period of 180 calendar days, or until December 27, 2016, to regain compliance. On December 28, 2016, the Company received a second notice that Nasdaq had granted the Company an additional 180 days (until June 26, 2017) to regain compliance with Nasdaq's $1.00 per share minimum bid price. The Company is considering actions that it may take in order to regain compliance with this continued listing requirement. In that regard, the Company has included a proposal in the proxy statement for its annual meeting of stockholders, to be held on May 24, 2017, to approve a reverse stock split with a ratio in the range of 1-for-2 to 1-for-10. If this proposal is approved by the stockholders and implemented by the Company, it could allow the Company to regain compliance with the minimum bid price requirement.
2. ACCOUNTING POLICIES

During the three months ended March 31, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). ASU No. 2016-09 involves several aspects for the accounting of share-based payment transactions of which the accounting for forfeitures of stock awards is the most significant for the Company. Under the adopted guidance, the Company made an accounting policy election to account for forfeitures as they occur rather than continue with the previous method of estimating forfeiture rates when determining the fair value of service-based stock awards and then adjusting compensation expense in later periods for actual forfeitures as they occur or to reverse the effects of the estimated forfeiture rates if a forfeiture does not occur. The Company previously provided a forfeiture rate of approximately 6 percent. Due to the nature of vesting terms of the Company's stock options, the adoption of this standard had no material impact on the Company's operations or financial position.

Other than ASU No. 2016-09, there have been no material changes in accounting policies since the Company’s fiscal year ended December 31, 2016, as described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year then ended.
Principles of Consolidation

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions were eliminated, including transactions with its Canadian subsidiary, Metabolix Oilseeds, Inc. On September 16, 2016, the Company completed the sale of its biopolymer intellectual property and certain equipment and inventory to an affiliate of CJ in a transaction that met the requirements for discontinued operations reporting in accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The condensed consolidated financial statements for the three month period ending March 31, 2016, has been presented to reflect the Company's biopolymer operation as a discontinued operation.

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

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of March 31, 2017 or December 31, 2016.
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company has historically invested its cash equivalents in highly rated money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments, when purchased, are acquired in accordance with the Company’s investment policy which establishes a concentration limit per issuer. At March 31, 2017, the Company’s cash equivalents are invested solely in money market funds.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At March 31, 2017, the Company’s accounts and unbilled receivables of $324 are all due from U.S. government grants.

3. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted as of the specified effective date.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective for the Company on January 1, 2020. The Company is in the process of evaluating the impact of this new guidance.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is in the process of evaluating the impact of this new guidance.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS") that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year, but to permit entities to choose to adopt the standard as of the original date. The Company has begun to evaluate the effect the new revenue standard will have on its consolidated financial statements and related disclosures, but has not completed its evaluation and implementation process. The Company intends to complete the process during 2017 and adopt the standard on January 1, 2018, using the full retrospective adoption transition method. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

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
The number of shares of potentially dilutive common stock presented on a weighted average basis, related to options, restricted stock units and warrants (prior to consideration of the treasury stock method) that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2017 and 2016, respectively, are shown below:

	Three Months Ended March 31,
	2017	2016
Options	6,161,804	923,977
Restricted stock units	216,512	1,177,723
Warrants	3,933,000	3,933,000
Total	10,311,316	6,034,700

5. FAIR VALUE MEASUREMENTS

The Company has certain financial assets recorded at fair value which have been classified as Level 1 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input. At March 31, 2017 and December 31, 2016, the Company did not own any Level 2 or Level 3 financial assets or liabilities and there were no transfers of financial assets or liabilities between category levels.

The Company's assets are measured at fair value on a recurring basis. The balance of Level 1 assets as of March 31, 2017 and December 31, 2016 were $1,019 and $1,018, respectively, and for both periods the assets were invested in money market funds classified in cash and cash equivalents.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2017	December 31, 2016
Employee compensation and benefits	$565	$713
Contract termination obligation	947	939
Professional services	404	459
Other	620	591
Total accrued expenses	$2,536	$2,702

7. STOCK-BASED COMPENSATION

Expense Information for Employee Stock Awards
The Company recognized stock-based compensation expense related to stock option awards of $264 and $591 for the three months ended March 31, 2017 and 2016, respectively. Of the March 31, 2016 amount, $163 is included in discontinued operations within the Company's condensed consolidated statements of operations. At March 31, 2017, there was approximately $1,778 of pre-tax stock-based compensation expense related to unvested awards not yet recognized.
The compensation expense related to unvested stock options is expected to be recognized over a remaining weighted average period of 1.58 years.
Stock Options
A summary of option activity for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	6,050,767	$3.45
Granted	316,500	0.38
Exercised	—	—
Forfeited	(657)	5.74
Expired	(183,635)	40.17
Outstanding at March 31, 2017	6,182,975	$2.20

Options vested and expected to vest at March 31, 2017	6,182,975	$2.20
Options exercisable at March 31, 2017	1,259,795	$8.70

Restricted Stock Units
During 2015, the Company awarded Restricted Stock Units ("RSUs") as a broad-based form of long-term compensation incentive for its officers, directors and employees. Outstanding RSUs generally vest in four equal annual installments beginning one year after the date of grant, subject to service conditions. No RSUs were awarded by the Company during 2016 or during the three months ending March 31, 2017.

The Company records stock compensation expense for RSUs on a straight line basis over their vesting period based on each RSU's award date market value.
The Company pays minimum federal, state or provincial income tax withholding associated with RSUs for its U.S. and Canadian employees. As the RSUs vest, the Company withholds a number of shares with an aggregate fair market value equal to the minimum tax withholding amount (unless the employee makes other arrangements for payment of the tax withholding) from the common stock issuable at the vest date. During the three months ended March 31, 2017 and 2016, no outstanding RSUs vested and therefore the Company did not pay for income tax withholdings associated with RSUs during these periods.

A summary of RSU activity for the three months ended March 31, 2017 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2016	261,283
Awarded	—
Common stock issued upon vesting	—
Forfeited	(1,312)
Outstanding at March 31, 2017	259,971	1.50

Weighted average remaining recognition period	2.00

8. COMMITMENTS AND CONTINGENCIES
Lease Commitments
In 2016, the Company entered into a lease agreement, pursuant to which the Company leases approximately 29,622 square feet of office and research and development space located at 19 Presidential Way, Woburn, Massachusetts. The lease began on June 1, 2016 and will end on November 30, 2026. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $307. Pursuant to the lease, the Company will also pay certain taxes and operating costs associated with the premises during the term of the lease. During the buildout of the rented space, the landlord paid $889 for tenant improvements to the facility and an additional $444 for tenant improvements that result in increased rental payments by the Company. The current and non-current portions of the lease incentive obligations related to the landlord’s contributions toward the cost of tenant improvements are recorded within accrued expenses and long-term lease incentive obligation, respectively, in the Company's condensed consolidated balance sheet contained herein.

In October 2016, the Company entered into a sublease agreement with CJ for the sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The sublease space was determined to be in excess of the Company's needs as a result of its strategic shift to Yield10 Bioscience and the related restructuring of its operations. The sublease term is coterminous with the Company's master lease. CJ pays rent and operating expenses equal to approximately one-third of the amounts payable to the landlord by the Company, as adjusted from time-to-time in accordance with the terms of the master lease. Total future minimum operating lease payments of $6,959 shown below are net of the CJ sublease payments. CJ has provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.

The Company also leases approximately 13,702 square feet of office and laboratory space at 650 Suffolk Street, Lowell, Massachusetts. The lease for this facility expires in May 2020, with an option to renew for one five-year period. The Company is currently working with a commercial real estate broker to locate a subtenant for this space. The Company's wholly-owned subsidiary, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada, leases approximately 4,100 square feet of office, laboratory and greenhouse space. MOI's leases for its various leased facilities expire between September 30, 2017 and April 30, 2018. The Company expects to renew these Canadian leases prior to their expiration.

Annual base rental payments remaining due under the Company's leases, net of sublease payments expected from CJ, are as follows:

Year ended December 31,	Minimum lease payments
2017 (April to December)	$646
2018	808
2019	828
2020 and thereafter	4,677
Total	$6,959

Contractual Commitments

In connection with the discontinuation of biopolymer operations, the Company ceased pilot production of biopolymer material and reached agreements during 2016 with the owner-operators of its biopolymer pilot production facilities regarding the termination of their services. The Company recorded contract termination costs related to these manufacturing agreements of $2,641 during the quarter ended September 30, 2016, which was recorded within discontinued operations in the Company's condensed consolidated statements of operations for the year ended December 31, 2016. As of March 31, 2017, $1,194 remains outstanding and is payable in quarterly installments through May 2018. The short and long-term portions of these contract liabilities are recorded in accrued expenses and contract termination obligation, respectively, in the Company's condensed consolidated balance sheets contained herein.

Litigation

From time-to-time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

Guarantees

As of March 31, 2017 and December 31, 2016, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Yield10 Bioscience has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of the indemnifications under these agreements is believed to be minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2017 and December 31, 2016.

9. GEOGRAPHIC INFORMATION

The geographic distribution of the Company’s operating revenues from continuing operations and long-lived assets are summarized in the tables below:

	U.S.	Canada	Eliminations	Total
Three Months Ended March 31, 2017:
Net revenues from external customers	$324	$—	$—	$324
Inter-geographic revenues	—	221	(221)	—
Net revenues	$324	$221	$(221)	$324

Three Months Ended March 31, 2016:
Net revenues from external customers	$157	$—	$—	$157
Inter-geographic revenues	—	212	(212)	—
Net revenues	$157	$212	$(212)	$157

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three months ended March 31, 2017 and 2016, revenue earned from the Company’s Camelina grant with the U.S. Department of Energy totaled $293 and $157, respectively, and represented 91% and 100% of total revenue.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Eliminations	Total
March 31, 2017	$1,686	$—	$—	$1,686
December 31, 2016	$1,739	$—	$—	$1,739

10. LICENSE AGREEMENTS AND RELATED PARTIES

The Company previously licensed certain technology to Tepha, Inc., a related party, for use in medical applications. During May 2016, the Company entered into an amendment to its license agreement with Tepha, in which the Company received a lump sum payment of $2,000 in consideration for an early buyout of all future royalties under the agreement and the licensing of two additional production strains and related intellectual property. The Company completed delivery of the technology to Tepha during the quarter ended September 30, 2016. As a result of this buyout, no further Tepha royalty or licensing revenue has been or will be earned by the Company after September 2016. During the three months ended March 31, 2016, the Company recorded license and royalty revenue from Tepha of $197. As of December 31, 2016, the Company had $1 of outstanding receivables due from Tepha.
The patents underlying this license agreement are now owned by CJ. As a consequence of this sale and the Company's discontinuation of its biopolymer operations, license fee and royalty revenue is included within income from discontinued operations within the Company's condensed consolidated statements of operations contained in this quarterly report.
11. CAPITAL STOCK

Common Stock
In connection with the wind down of biopolymer operations, the Company ceased pilot production of biopolymer material at its third-party biopolymer pilot production facilities. In September 2016, the Company entered into an early termination agreement with the owner-operator of one of the biopolymer production facilities. As part of the consideration for the early termination, the Company issued 275,000 unregistered shares of Yield10 Bioscience common stock.
In October 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund LLC. ("Aspire"). Under terms of the agreement, Aspire committed to purchase up to an aggregate of $20,000 of the Company's common stock over a 30 month period that will end on May 8, 2018. Common stock may be sold from time-to-time at the Company’s direction under pricing formulas based on prevailing market prices around the time of each sale. The purchase agreement contains limitations on the number of shares that the Company may sell to Aspire. Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the purchase agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.50 per share. Upon execution of the purchase agreement, the Company issued 300,000 shares of its common stock to Aspire with a fair value of $450, as a commitment fee. In addition, the Company incurred $172 of additional costs in connection with the Aspire facility, which along with the fair value of the common stock has been recorded as deferred equity financing costs and is included within other assets in the accompanying condensed consolidated balance sheet at March 31, 2017. These costs will be charged to additional paid-in-capital as shares are sold to Aspire. In the event it is determined no additional shares will be sold under the purchase agreement, any remaining deferred equity offering costs will be expensed at such time. At March 31, 2017, the full $20,000 under the purchase agreement remains available for sale to Aspire.

Preferred Stock

The Company's certificate of incorporation, as amended and restated, authorizes it to issue up to 5,000,000 shares of $0.01 par value preferred stock. As of March 31, 2017 and December 31, 2016, no preferred stock was issued or outstanding.
12. RESTRUCTURING

In July 2016, the Company announced a strategic restructuring under which Yield10 Bioscience became its core business and its biopolymer operations were discontinued. As part of its strategic restructuring, the Company reduced staffing levels to twenty full-time employees as of December 31, 2016, and in January 2017, the Company formally changed its name to Yield10 Bioscience, Inc. For further discussion of this strategic shift, see Note 13, "Discontinued Operations," to the Company's condensed consolidated financial statements included in this quarterly report on Form 10-Q.
In connection with the wind down of biopolymer operations, the Company also ceased pilot production of biopolymer materials and reached agreements with the owner-operators of its biopolymer production facilities regarding the termination of these services. Through March 31, 2017, the Company made cash payments of $1,707, issued 275,000 shares of company common stock with a fair value of $85 and transferred certain biopolymer-related production equipment with a net book value of $111 to settle a portion of these agreements and other restructuring activities. At March 31, 2017, remaining cash restructuring costs are estimated to be $1,610.

	Biopolymer Production Agreements	Employee Severance and Related Costs	Total
Original Charges and Amounts Accrued	$2,641	$872	$3,513
Paid in Cash	(1,251)	(456)	(1,707)
Paid through Stock and Equipment	(196)	—	(196)
Ending Balance Accrued at March 31, 2017	$1,194	$416	$1,610

With the exception of approximately $238 of employee severance and related costs incurred for non-biopolymer employees, total restructuring costs shown in the table were classified within discontinued operations in the Company's condensed consolidated statement of operations during the year ended December 31, 2016. Amounts related to the biopolymer production agreements are included within research and development expenses as shown in Note 13, "Discontinued Operations" to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

13. DISCONTINUED OPERATIONS

In July 2016, the Company announced a strategic restructuring plan under which Yield10 Bioscience became its core business. Yield10 Bioscience discontinued its biopolymer operations and eliminated positions in both its biopolymer operations and corporate organization.

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

After 2016, the Company has not had and will not have further significant involvement in the operations of the discontinued biopolymer business.

The following are the non-cash operating items comprising income or loss from discontinued operations for the three months ended March 31, 2016.

Three Months Ended March, 31,
2016

Total revenue	$518
Costs and expenses:
Cost of product revenue	117
Research and development	2,904
Selling, general and administrative	455
Total costs and expenses	3,476
Total loss from discontinued operations	$(2,958)

The following are the non-cash operating items related to discontinued operations for the three months ended March 31, 2016.

Three Months Ended March 31,
2016
Non-cash operating items:
Depreciation	$101
Charge for 401(k) company common stock match	$77
Stock-based compensation	$163

Investing items:
Purchases of property and equipment	$136

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

Unless the context otherwise requires, all references in this Form 10-Q to "Yield10 Bioscience," "Yield10," "we," "our," "us," "our company" or "the company" refer to Yield10 Bioscience, Inc., a Delaware corporation, and its subsidiaries.

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
Yield10 Bioscience was founded as Metabolix, Inc. in 1992 and originally focused on redirecting carbon flow in living systems to produce bioplastics and biobased chemicals. In 1997, Metabolix started a crop science research program with the intent to produce the microbial bioplastic polyhydroxybutyrate ("PHB") in high concentration in the seeds of oilseed crops or in the leaves of biomass crops where it acts as an additional carbon sink or carbon store. As we made progress on our crop program, we learned that the rate of carbon supply from photosynthesis was a bottleneck to the effective utilization of carbon, and we initiated a series of exploratory programs to develop new technologies to fundamentally increase the plants’ ability to fix and capture more carbon. These early research programs resulted in the establishment of our crop yield trait gene discovery platforms and the identification of a series of promising proprietary yield trait genes. In our work to date, our team has demonstrated step-change yield increases in Camelina seed production and in switchgrass biomass production. We are currently progressing the development of our lead yield trait genes in canola, soybean, rice and corn to provide step-change yield solutions for enhancing global food security.
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

In connection with our restructuring, we initiated actions during July 2016 to significantly reduce our workforce and cease pilot biopolymer production in an effort to significantly reduce our ongoing cash burn rate. During September 2016, we completed the sale of our biopolymer intellectual property and certain equipment and inventory to an affiliate of CJ CheilJedang Corporation ("CJ") for a total purchase price of $10,000. In winding down its biopolymer operations, the Company also ceased pilot production of biopolymer materials and reached agreements with the owner-operators of its biopolymer production facilities regarding the termination of these services. Through March 31, 2017, the Company made cash payments of $1,251, issued 275,000 shares of company common stock with a fair value of $85 and transferred certain biopolymer-related production equipment with a net book value of $111 to settle a portion of these agreements and other restructuring activities. Remaining cash restructuring costs are estimated to be approximately $1,610, and are expected to be paid out through May 2018.
As of March 31, 2017, the Company held unrestricted cash and cash equivalents of $4,875. We anticipate current cash resources will be sufficient to fund operations and meet the Company's obligations, including its restructuring obligations, when due into the fourth quarter of 2017. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. We have evaluated the new guidance of ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) in order to determine whether there is substantial doubt about the Company's ability to continue as a going concern for one year after the date its financial statements are issued. The Company's ability to continue operations after its current cash resources are exhausted depends on our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering collaborative arrangements for further research, we may be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down our operations, pursue options for liquidating its remaining assets, including intellectual property and equipment and/or seek strategic alternatives. Based on our cash forecast, we have determined that the Company's present capital resources are not sufficient to fund its planned operations for a twelve month period from the date that the financial statements are issued, and therefore, raise substantial doubt about its ability to continue as a going concern.
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

Government Grants
Our principal sources of revenue are government research grants. As of March 31, 2017, expected gross proceeds of $1,081 remain to be received under our U.S. government grants. This includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our government grants is as follows:

	Funding Agency	Total Government Funds	Total received through	Remaining amount available as of	Contract/Grant Expiration
Program Title			March 31, 2017	March 31, 2017
Production of High Oil, Transgene Free Camelina Sativa Plants through Genome Editing ("Camelina")	Department of Energy	$1,997	$946	$1,051	September 2017
Subcontract from NC State University (NCSU) project funded by DOE ARPA-E entitled "Jet Fuel from Camelina Sativa: A Systems Approach"	Department of Energy	276	246	30	March 2017
Total		$2,273	$1,192	$1,081

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation and strategic restructuring charges. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2017, are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,
	2017	2016	Change
Grant revenue	$324	$157	$167

Grant revenue from continuing operations was $324 and $157 for the three months ended March 31, 2017 and 2016, respectively.  Grant revenue for the three months ended March 31, 2017, consisted of revenue earned from our BETO Camelina grant with the Department of Energy and our Camelina subcontract with North Carolina State University. During the three months ended March 31, 2016, grant revenue primarily consisted of revenue earned from the BETO grant and final revenue earned from our Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts grant that completed during the first quarter of 2016.

We anticipate grant revenue will remain at approximately the same levels during the remainder of 2017.

Expenses

	Three Months Ended March 31,
	2017	2016	Change
Research and development expenses	$1,109	$1,428	$(319)
General and administrative expenses	1,276	2,272	(996)
Total expenses	$2,385	$3,700	$(1,315)

Research and Development Expenses

Research and development expenses from continuing operations were $1,109 and $1,428 for the three months ended March 31, 2017 and 2016, respectively. The decrease of $319 is primarily due to decreases in employee compensation and related benefit expenses and research facility expenses, which were partially offset by an increase in sponsored research expenditures. Employee compensation and related benefit expenses were $584 and $861 for the three months ended March 31, 2017 and 2016, respectively. The decrease of $277 during the 2017 period is primarily attributable to decreases in headcount resulting from our recent restructuring and the suspension of bonuses within the Company's compensation structure during the second quarter of 2016. Research facility expenses decreased by $137 from $338 during the three months ended March 31, 2016 to $201 during the three months ended March 31, 2017, primarily as a result of the Company's move to its new Woburn, Massachusetts facility. Sponsored research expense increased by $101 during the three months ended March 31, 2017, primarily as a result of contracting additional support for our Camelina research grants.

We expect that our 2017 research and development expenses will continue at levels below comparable 2016 periods as a result of our restructuring completed in the prior year and our ongoing efforts to closely manage cash usage.

General and Administrative Expenses

General and administrative expenses from continuing operations were $1,276 and $2,272 for the three months ended March 31, 2017 and 2016, respectively. The decrease of $996 was primarily due to decreased employee compensation and related benefit expenses and reductions in professional service fees. Employee compensation and related benefit expenses were $505 and $1,162 for the three months ended March 31, 2017 and 2016, respectively. The $657 decrease in employee compensation and related benefits is due primarily to decreases in headcount and the suspension of bonuses during the second quarter of 2016, as previously discussed. Professional service fees decreased by $228 during the three months ended March 31, 2017, from the $585 recorded during the three months ended March 31, 2016. The reduction was primarily the result of reduced patent and accounting fees.

We expect that our 2017 general and administrative expenses will continue at levels below comparable 2016 periods as a result of our restructuring completed in the prior year and our ongoing efforts to closely manage cash usage.
Other Income (Expense), Net

	Three Months Ended March 31,
	2017	2016	Change
Total other income (expense), net	(31)	3	$(34)

Other income (expense), net, reflects net expense of $31 and net income of $3 for the three months ended March 31, 2017 and 2016, respectively. The net expense during the first quarter of 2017 is primarily the result of imputed interest charges recorded in connection with payments being made by the Company through May 2018 related to the early termination of a third party manufacturing agreement. Other income, net, shown for the 2016 period, is primarily the result of income from the Company's investment in money market funds and realized net gains from foreign currency translation.

Discontinued Operations

In July 2016, the Board of Directors of the Company approved a restructuring plan under which Yield10 Bioscience became its core business with a focus on developing disruptive technologies for step-change improvements in crop yield to enhance global food security. As a result of this strategic shift, the Company completed the sale of its biopolymer intellectual property and certain equipment and inventory to an affiliate of CJ during September 2016. The Company determined that the sale of its biopolymer assets and operations represented a transaction, under current accounting guidance, that met the requirements for discontinued operations reporting, and as such, the financial results of the biopolymer operations have been reflected as discontinued operations for the three months ended March 31, 2016.

During the three months ending March 31, 2017 and 2016, the Company recognized a net loss from discontinued operations of $0 and $2,958, respectively.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government research grants and income earned on cash and short-term investments.

Since our inception, we have incurred significant expenses related to our research, development and commercialization efforts. With the exception of 2012, when we recognized $38,885 of deferred revenue from a terminated joint venture, the Company has recorded losses since its initial founding, including the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $335,449. Our total unrestricted cash and cash equivalents as of March 31, 2017, were $4,875 as compared to $7,309 at December 31, 2016. As of March 31, 2017, we had no outstanding debt.

Our cash and cash equivalents at March 31, 2017, were held for working capital purposes. As of March 31, 2017, we had restricted cash of $432. Restricted cash consists of $307 held in connection with the lease agreement for our Woburn, Massachusetts facility and $125 held in connection with our corporate credit card program.

Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal and investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of March 31, 2017, we were in compliance with this policy.

We anticipate that our current cash resources will be sufficient to fund operations and meet our obligations, including our restructuring obligations, when due, into the fourth quarter of 2017. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. We have adopted the new guidance of ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) in order to determine whether there is substantial doubt about the Company's ability to continue as a going concern for one year after the date its financial statements are issued. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering collaborative arrangements for further research, we may be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment. Based on our cash forecast, we have determined that the Company's present capital resources are not sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about its ability to continue as a going concern.

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

During 2016, we completed a strategic restructuring of our operations to focus on the Yield10 Bioscience business. We reduced staffing levels to twenty full-time employees and incurred restructuring costs for contract termination and employee post-termination benefits of approximately $3,513 which were primarily reflected in discontinued operations within the Company's statement of operations for that year. At March 31, 2017, $1,610 of these restructuring charges remain outstanding, and they are reflected as liabilities in our condensed consolidated balance sheet and are expected to be paid out through May 2018. We currently anticipate that we will use approximately $7,500 to $8,000 of cash during 2017, including anticipated payments for restructuring costs. This estimated cash usage for operations is significantly less than cash used for operations of $14,700 during the year ended December 31, 2016. The reduction is primarily the result of our restructuring efforts.

On October 7, 2015, we entered into a common stock purchase agreement with Aspire under which Aspire is committed to purchase, at our direction, up to an aggregate of $20,000 of shares of our common stock over a 30 month period that will end on May 8, 2018. Common stock may be sold from time to time at the Company’s option under pricing formulas based on prevailing market prices around the time of each sale. The extent to which we utilize the facility with Aspire as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The purchase agreement contains limitations on the number of shares that we may issue to Aspire. Additionally, we and Aspire may not effect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $0.50 per share. At March 31, 2017, the market price for the Company's common stock was below $0.50 and the full $20,000 remained available under the purchase agreement with Aspire.

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

Net cash used for operating activities was $2,433 during the three months ended March 31, 2017, compared to net cash used for operating activities during the three months ended March 31, 2016 of $6,526. Net cash used for operations during the three months ended March 31, 2017, primarily reflects the net loss of $2,092 partially offset by non-cash expenses, including stock-based compensation expense of $264, depreciation expense of $53 and the Company's 401(k) stock matching contribution expense of $23.

The following are the non-cash operating items related to discontinued operations for the three months ended March 31, 2016.

Three Months Ended March 31,
2016
Non-cash operating items:
Depreciation	$101
Charge for 401(k) company common stock match	$77
Stock-based compensation	$163

Net cash of $0 was used by investing activities during the three months ended March 31, 2017, compared to net cash used by investing activities during the three months ended March 31, 2016 of $468. Net cash used by investing activities during the three months ended March 31, 2016, was primarily the result of entering into a new letter of credit to secure the Woburn facility lease.

No cash was used or provided by financing activities during the three months ended March 31, 2017 and 2016.
Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Related Party Transactions
See Note 10, "License Agreements and Related Parties," to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a full description of our related party transactions.
Recent Accounting Pronouncements

See Note 3, "Recent Accounting Pronouncements," to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a full description of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information regarding our exposure to market risk, as described in Item 7A of our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2017 due to the material weakness in internal controls over financial reporting described below.
As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, our management concluded that our internal control over financial reporting was not effective at December 31, 2016. As of December 31, 2016, management identified a material weakness in internal control over financial reporting related to accounting for stock option modifications.
The Company is undertaking steps during 2017 to remediate the causes of the internal control failure related to the Company's accounting for the stock award modification. Specifically, we are performing the following steps:

•
Our accounting staff responsible for preparing and reviewing stock based compensation will complete renewed training in the accounting for stock award modifications as provided by current accounting standards, including ASC Topic 718, Compensation – Stock Compensation;

•
We will assess whether our licensed stock compensation software, as used by us, was a contributing cause of the error, and if limitations exist in the calculation of stock compensation expense for stock award modifications, we will develop alternative procedures to ensure the accuracy of our calculations;

•	We will undertake additional staff training to ensure that we correctly utilize the software application for future stock award modifications as appropriate;

•	We will develop and implement enhanced policies, procedures and controls related to the calculation of stock based compensation when a stock award modification occurs.

We are committed to maintaining a strong internal control environment, and believe that these remediation efforts will represent significant improvements in our control environment. In the history of the company, stock award modifications have rarely occurred, if at all, before the ones that were recorded during the year ended December 31, 2016. In the event Company modifies other stock awards, we will apply our enhanced procedures and controls to ensure a similar error does not occur.

We expect that our remediation efforts will continue through 2017, although the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

With the exception of the material weakness and associated remediation plan related to the calculation of stock compensation expense discussed above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.
ITEM 1A.  RISK FACTORS.

There have been no material changes in information regarding our risk factors as described in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On April 11, 2017, the Company issued 51,275 shares of common stock to participants in its Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2017, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
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

101.1
The following financial information from the Yield10 Bioscience, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations, Three Months Ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Loss, Three Months Ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows, Three Months Ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.

May 12, 2017	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2017	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)