Form 10-Q
period 2017-06-30
YIELD10 BIOSCIENCE, INC.
filed 2017-08-11
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of August 8, 2017 was 3,454,601.

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended June 30, 2017

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$3,011	$7,309
Accounts receivable	213	66
Due from related party	—	1
Unbilled receivables	95	121
Prepaid expenses and other current assets	443	363
Deferred equity financing costs	146	—
Total current assets	3,908	7,860
Restricted cash	432	432
Property and equipment, net	1,633	1,739
Deferred equity financing costs	—	622
Other assets	95	95
Total assets	$6,068	$10,748

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$70	$56
Accrued expenses	2,689	2,702
Total current liabilities	2,759	2,758
Lease incentive obligation, net of current portion	1,068	1,132
Contract termination obligation, net of current portion	—	489
Total liabilities	3,827	4,379

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 250,000,000 shares authorized at June 30, 2017 and December 31, 2016; 2,879,550 and 2,834,244 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	29	28
Additional paid-in capital	340,472	339,782
Accumulated other comprehensive loss	(84)	(84)
Accumulated deficit	(338,176)	(333,357)
Total stockholders’ equity	2,241	6,369
Total liabilities and stockholders’ equity	$6,068	$10,748

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Grant revenue	$293	$188	$617	$345
Total revenue	293	188	617	345

Expenses:
Research and development	1,138	1,547	2,247	2,975
General and administrative	1,866	1,149	3,142	3,421
Total expenses	3,004	2,696	5,389	6,396
Loss from continuing operations	(2,711)	(2,508)	(4,772)	(6,051)
Other (expense) income, net	(16)	1	(47)	4
Net loss from continuing operations	(2,727)	(2,507)	(4,819)	(6,047)

Discontinued operations:
Loss from discontinued operations	—	(691)	—	(3,649)
Total loss from discontinued operations	—	(691)	—	(3,649)
Net loss	$(2,727)	$(3,198)	$(4,819)	$(9,696)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.96)	$(0.90)	$(1.69)	$(2.20)
Net loss from discontinued operations	—	(0.25)	—	(1.32)
Net loss per share	$(0.96)	$(1.15)	$(1.69)	$(3.52)

Number of shares used in per share calculations:
Basic & Diluted	2,849,069	2,771,736	2,844,492	2,754,232

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss:	$(2,727)	$(3,198)	$(4,819)	$(9,696)
Other comprehensive loss
Change in foreign currency translation adjustment	2	(2)	—	(6)
Total other comprehensive loss	2	(2)	—	(6)
Comprehensive loss	$(2,725)	$(3,200)	(4,819)	$(9,702)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(4,819)	$(9,696)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	106	272
Charge for 401(k) company common stock match	46	232
Stock-based compensation	663	901
Gain on sale of discontinued operation and property and equipment	—	(31)
Changes in operating assets and liabilities:
Accounts receivables	(147)	(72)
Due from related party	1	118
Unbilled receivables	26	47
Inventory	—	(17)
Prepaid expenses and other assets	542	1,043
Accounts payable	14	1,273
Accrued expenses	(165)	(2,141)
Contract termination obligation and other long-term liabilities	(553)	(150)
Deferred revenue	—	605
Net cash used for operating activities	(4,286)	(7,616)

Cash flows from investing activities
Purchase of property and equipment	—	(389)
Proceeds from sale of discontinued operation and property and equipment	—	31
Change in restricted cash	—	(307)
Net cash used for investing activities	—	(665)

Cash flows from financing activities
Taxes paid related to net share settlement upon vesting of stock awards	(12)	(274)
Net cash used for financing activities	(12)	(274)

Effect of exchange rate changes on cash and cash equivalents	—	(6)

Net decrease in cash and cash equivalents	(4,298)	(8,561)
Cash and cash equivalents at beginning of period	7,309	12,269
Cash and cash equivalents at end of period	$3,011	$3,708
Supplemental disclosure of non-cash information:
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$301
Lease incentive paid by lessor	$—	$1,332
Offering costs remaining in accrued expenses	$146	$—
Reversal of deferred financing costs related to Aspire stock purchase agreement	$450	$—

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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Yield10 in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2017 and 2016.
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
On May 26, 2017, the Company effected a 1-for-10 reverse stock split of its common stock. The ratio for the reverse stock split was determined by the Company's board of directors following approval by stockholders the Company's annual meeting held on May 24, 2017. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices, and conversion rates set forth in these notes and the accompanying condensed consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of 2012, when the Company recognized $38,885 of deferred revenue from a terminated joint venture, the Company has recorded losses since its initial founding, including its fiscal quarter ending June 30, 2017. During 2016, the Company completed a strategic restructuring under which Yield10 Bioscience became its core business. In connection with the restructuring, the Company discontinued its pilot biopolymer production and other biopolymer operations, sold substantially all of its biopolymer assets to CJ CheilJedang Corporation ("CJ") for a total purchase price of $10,000 and reduced staffing levels to approximately twenty full-time employees as of December 31, 2016, in order to focus on crop science activities and significantly reduce the Company's cash burn rate used in operations. During 2016, the Company recorded restructuring charges of $3,513 and as of June 30, 2017, restructuring obligations of $1,410 remain outstanding with various payment due dates through May 2018.

As of June 30, 2017, the Company held unrestricted cash and cash equivalents of $3,011. On July 7, 2017, the Company completed an offering of its securities and raised net proceeds from the transaction of approximately $2,012. As a result of raising these additional funds, the Company anticipates that its current cash resources will be sufficient to fund operations and meet its obligations, including its remaining restructuring obligations, when due, into the first quarter of 2018. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. The Company has evaluated the guidance of the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its financial statements are issued. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering collaborative arrangements for further research, management may be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down its operations and pursue options for liquidating its remaining assets, including intellectual property and equipment. Based on the cash forecast, management has determined that the Company's present capital resources are not sufficient to fund its planned operations for the twelve months from the date that the financial statements are issued, which raises substantial doubt about the Company's ability to continue as a going concern.

In October 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, (“Aspire”) under which Aspire was committed to purchase, at the Company's direction, up to an aggregate of $20,000 of shares of the Company's common stock over a 30 month period. Transactions under the Aspire agreement are required to be variable rate transactions which are prohibited by the securities agreement enacted in conjunction with the Company's July 7, 2017 offering. As such, the Aspire facility is no longer available to the Company as a source of capital.
2. ACCOUNTING POLICIES

During the six months ended June 30, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). ASU No. 2016-09 involves several aspects of the accounting of share-based payment transactions of which the accounting for forfeitures of stock awards is the most significant for the Company. Under the adopted guidance, the Company made an accounting policy election to account for forfeitures as they occur rather than continue with the previous method of estimating forfeiture rates when determining the fair value of service-based stock awards and then adjusting compensation expense in later periods for actual forfeitures as they occur or to reverse the effects of the estimated forfeiture rates if a forfeiture does not occur. The Company previously provided a forfeiture rate of approximately 6 percent. Due to the nature of vesting terms of the Company's stock options, the adoption of this standard had no material impact on the Company's operations or financial position.

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
On September 16, 2016, the Company completed the sale of its biopolymer intellectual property and certain equipment and inventory to an affiliate of CJ in a transaction that met the requirements for discontinued operations reporting in accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The condensed consolidated financial statements for the three and six month periods ending June 30, 2016, have been presented to reflect the Company's biopolymer operation as a discontinued operation.

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

Foreign Currency Translation

Foreign denominated assets and liabilities of the Company's wholly owned foreign subsidiaries are translated into U.S. dollars at the prevailing exchange rates in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. When the Company dissolves, sells or substantially sells all of the assets of a consolidated foreign subsidiary, the cumulative translation gain or loss of that subsidiary is released from comprehensive income (loss) and included within its consolidated statement of operations during the fiscal period when the dissolution or sale occurs.

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

The Company follows the accounting guidance related to income taxes including guidance which addresses accounting for uncertainty in income taxes. This guidance prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company had no amounts recorded for any unrecognized tax benefits as of June 30, 2017 or December 31, 2016.
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company has historically invested its cash equivalents in highly rated money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments, when purchased, are acquired in accordance with the Company’s investment policy which establishes a concentration limit per issuer. At June 30, 2017, the Company’s cash equivalents are invested solely in money market funds.

The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. At June 30, 2017, $293 of the Company's accounts and unbilled receivables of $308 are due from U.S. government grants.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is in the process of evaluating the impact of this new guidance.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS") that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year, but to permit entities to choose to adopt the standard as of the original date. The Company is currently in the process of evaluating the effects the new revenue standard will have on its consolidated financial statements and related disclosures. The Company intends to complete the process during 2017 and adopt the standard on January 1, 2018, using the modified retrospective adoption transition method. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.
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

On May 26, 2017, the Company effected a 1-for-10 reverse stock split of its common stock. The calculation of basic and diluted net loss per share, as presented in the accompanying condensed consolidated statement of operations, have been determined based on a retroactive adjustment of weighted average shares outstanding for all periods presented.

The number of shares of potentially dilutive common stock presented on a weighted average basis, related to options, restricted stock units and warrants (prior to consideration of the treasury stock method) that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2017 and 2016, respectively, are shown below. Warrants issued to investors as a result of the Company's financing completed on July 7, 2017, have been excluded from the table. See Note 14 - Subsequent Events.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options	544,276	94,484	617,741	93,442
Restricted stock units	14,382	71,855	17,992	94,869
Warrants	393,300	393,300	393,300	393,300
Total	951,958	559,639	1,029,033	581,611

5. FAIR VALUE MEASUREMENTS

The Company has certain financial assets recorded at fair value which have been classified as Level 1 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input. At June 30, 2017 and December 31, 2016, the Company did not own any Level 2 or Level 3 financial assets or liabilities and there were no transfers of financial assets or liabilities between category levels.

The Company's assets are measured at fair value on a recurring basis. The balance of Level 1 assets as of June 30, 2017 and December 31, 2016 were $1,021 and $1,018, respectively, and for both periods the assets were invested in money market funds classified in cash and cash equivalents.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2017	December 31, 2016
Employee compensation and benefits	$387	$713
Contract termination obligation	1,194	939
Professional services	329	459
Other	779	591
Total accrued expenses	$2,689	$2,702

7. STOCK-BASED COMPENSATION

Expense Information for Employee Stock Awards
The Company recognized stock-based compensation expense related to stock awards of $399 and $663 for the three and six months ended June 30, 2017, respectively. The Company recognized stock-based compensation expense related to stock awards of $310 and $901 for the three and six months ended June 30, 2016. Of the amounts reflected for the three and six months ended June 30, 2016, $35 and $198 were included in discontinued operations within the Company's condensed consolidated statements of operations. At June 30, 2017, there was approximately $1,537 of pre-tax stock-based compensation expense related to unvested awards not yet recognized.
The compensation expense related to unvested stock options is expected to be recognized over a remaining weighted average period of 1.32 years.
Stock Options
A summary of option activity for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	605,077	$34.49
Granted	47,150	3.94
Exercised	—	—
Forfeited	(2,534)	5.55
Expired	(23,352)	417.84
Outstanding at June 30, 2017	626,341	$18.01

Options vested and expected to vest at June 30, 2017	626,341	$18.01
Options exercisable at June 30, 2017	239,253	$38.60

Restricted Stock Units
Restricted Stock Units ("RSUs") awarded to employees generally vest in four equal annual installments beginning one year after the date of grant, subject to service conditions. RSUs awarded to non-employee directors generally vest one year after the date of grant, with the exception of RSUs granted in lieu of cash compensation, which vest immediately. The Company records stock compensation expense for RSUs on a straight line basis over their vesting period based on each RSU's award date market value.

The Company pays minimum federal, state or provincial income tax withholding associated with RSUs for its U.S. and Canadian employees. As the RSUs vest, the Company withholds a number of shares with an aggregate fair market value equal to the minimum tax withholding amount (unless the employee makes other arrangements for payment of the tax withholding) from the common stock issuable at the vest date. During the six months ended June 30, 2017 and 2016, the Company paid $12 and $274, respectively, for income tax withholdings associated with RSUs that vested during these periods.
A summary of RSU activity for the six months ended June 30, 2017 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2016	21,732
Awarded	25,337
Common stock issued upon vesting	(32,539)
Forfeited	(163)
Outstanding at June 30, 2017	14,367	1.25

Weighted average remaining recognition period	1.75

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

In October 2016, the Company entered into a sublease agreement with CJ for the sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The sublease space was determined to be in excess of the Company's needs as a result of its strategic shift to Yield10 Bioscience and the related restructuring of its operations. The sublease term is coterminous with the Company's master lease. CJ pays rent and operating expenses equal to approximately one-third of the amounts payable to the landlord by the Company, as adjusted from time-to-time in accordance with the terms of the master lease. Total future minimum operating lease payments of $7,089 shown below are net of the CJ sublease payments. CJ has provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.

The Company also leases approximately 13,702 square feet of office and laboratory space at 650 Suffolk Street, Lowell, Massachusetts. The lease for this facility expires in May 2020, with an option to renew for one five-year period. The Company is currently working with a commercial real estate broker to locate a subtenant for this space. The Company's wholly owned subsidiary, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada, leases approximately 4,100 square feet of office, laboratory and greenhouse space. MOI's leases for its various leased facilities expire between September 30, 2017 and July 31, 2018. The Company expects to renew these Canadian leases prior to their expiration.
Annual base rental payments remaining due under the Company's leases, net of sublease payments expected from CJ, are as follows:

Year ended December 31,	Minimum lease payments
2017 (July to December)	$463
2018	875
2019	855
2020	734
2021	654
2022 and thereafter	3,508
Total	$7,089

Contractual Commitments

In connection with the discontinuation of biopolymer operations, the Company ceased pilot production of biopolymer material and reached agreements during 2016 with the owner-operators of its biopolymer pilot production facilities regarding the termination of their services. The Company recorded contract termination costs related to these manufacturing agreements of $2,641 during the quarter ended September 30, 2016, which was recorded within discontinued operations in the Company's condensed consolidated statements of operations for the year ended December 31, 2016. As of June 30, 2017, $1,194 remains outstanding and is payable in quarterly installments through May 2018. The short and long-term portions of these contract liabilities are recorded in accrued expenses and contract termination obligation, respectively, in the Company's condensed consolidated balance sheets contained herein.

Litigation

From time-to-time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

Guarantees

As of June 30, 2017 and December 31, 2016, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Yield10 Bioscience has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of the indemnifications under these agreements is believed to be minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2017 and December 31, 2016.

9. GEOGRAPHIC INFORMATION

The geographic distribution of the Company’s operating revenues from continuing operations and long-lived assets are summarized in the tables below:

	U.S.	Canada	Eliminations	Total
Three Months Ended June 30, 2017:
Net revenues from external customers	$293	$—	$—	$293
Inter-geographic revenues	—	312	(312)	—
Net revenues	$293	$312	$(312)	$293

Three Months Ended June 30, 2016:
Net revenues from external customers	$188	$—	$—	$188
Inter-geographic revenues	—	215	(215)	—
Net revenues	$188	$215	$(215)	$188

Six Months Ended June 30, 2017:
Net revenues from external customers	$617	$—	$—	$617
Inter-geographic revenues	—	533	(533)	—
Net revenues	$617	$533	$(533)	$617

Six Months Ended June 30, 2016:
Net revenues from external customers	$345	$—	$—	$345
Inter-geographic revenues	—	427	(427)	—
Net revenues	$345	$427	$(427)	$345

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three and six months ended June 30, 2017, revenue earned from the Company’s Camelina grants with the U.S. Department of Energy totaled $293 and $586, respectively, and represented 100% and 95% of total revenue. During the three and six months ended June 30, 2016, revenue earned from the Company's Camelina grants totaled $188 and $345, respectively, and represented 100% of total revenue for both periods.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Eliminations	Total
June 30, 2017	$1,633	$—	$—	$1,633
December 31, 2016	$1,739	$—	$—	$1,739

10. LICENSE AGREEMENTS AND RELATED PARTIES

The Company previously licensed certain technology to Tepha, Inc., a related party, for use in medical applications. During May 2016, the Company entered into an amendment to its license agreement with Tepha, in which the Company received a lump sum payment of $2,000 in consideration for an early buyout of all future royalties under the agreement and the licensing of two additional production strains and related intellectual property. The Company completed delivery of the technology to Tepha during the quarter ended September 30, 2016. As a result of this buyout, no further Tepha royalty or licensing revenue has been or will be earned by the Company after September 2016. During the three and six months ended June 30, 2016, the Company recorded license and royalty revenue from Tepha of $1,580 and $1,778, respectively. As of December 31, 2016, the Company had $1 of outstanding receivables due from Tepha.
The patents underlying this license agreement are now owned by CJ. As a consequence of this sale and the Company's discontinuation of its biopolymer operations, license fee and royalty revenue is included within income from discontinued operations within the Company's condensed consolidated statements of operations contained in this Quarterly Report.
11. CAPITAL STOCK

Common Stock
On May 26, 2017, the Company effected a 1-for-10 reverse stock split of its common stock. The ratio for the reverse stock split was determined by the Company's board of directors following approval by stockholders at the Company's annual meeting held on May 24, 2017. The reverse stock split reduced the number of shares of the Company's common stock outstanding at the time of the reverse stock split from approximately 28.7 million shares to approximately 2.9 million shares. Proportional adjustments were made to the Company's outstanding stock options and restricted stock units and to the number of shares issued and issuable under the Company's equity compensation plans. The number of authorized shares of the Company's common stock remained at 250 million shares.
In connection with the wind down of biopolymer operations, the Company ceased pilot production of biopolymer material at its third-party biopolymer pilot production facilities. In September 2016, the Company entered into an early termination agreement with the owner-operator of one of the biopolymer production facilities. As part of the consideration for the early termination, the Company issued 27,500 unregistered shares of Yield10 Bioscience common stock.
In October 2015, the Company entered into a common stock purchase agreement with Aspire under which Aspire was committed to purchase, at the Company's direction, up to an aggregate of $20,000 of shares of Company common stock over a 30 month period. Transactions under the Aspire agreement are required to be variable rate transactions which are prohibited by the securities agreement enacted in conjunction with the Company's July 7, 2017 offering. As such, the Aspire facility is no longer available to the Company as a source of capital. During the three months ended June 30, 2017, the Company wrote off its deferred equity offering costs of $622 related to the Aspire agreement since the Company no longer intends to pursue transactions under this agreement. Expense related to this write off of deferred equity offering costs are included within general and administrative expense for the three and six months ending June 30, 2017, within the condensed consolidated statements of operations included herein.

Preferred Stock

The Company's restated certificate of incorporation, as amended, authorizes it to issue up to 5 million shares of $0.01 par value preferred stock. As of June 30, 2017 and December 31, 2016, no preferred stock was issued or outstanding.
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
In connection with the wind down of biopolymer operations, the Company also ceased pilot production of biopolymer materials and reached agreements with the owner-operators of its biopolymer production facilities regarding the termination of these services. Through June 30, 2017, the Company made cash payments of $1,907, issued 27,500 shares of company common stock with a fair value of $85 and transferred certain biopolymer-related production equipment with a net book value of $111 to settle a portion of these agreements and other restructuring activities. At June 30, 2017, remaining cash restructuring costs are estimated to be $1,410.

	Biopolymer Production Agreements	Employee Severance and Related Costs	Total
Aggregate Charges and Amounts Accrued	$2,641	$872	$3,513
Paid in Cash	(1,251)	(656)	(1,907)
Paid through Stock and Equipment	(196)	—	(196)
Ending Balance Accrued at June 30, 2017	$1,194	$216	$1,410

With the exception of approximately $238 of the $872 in employee severance and related costs incurred for non-biopolymer employees, total restructuring costs shown in the table were classified within discontinued operations in the Company's condensed consolidated statement of operations during the year ended December 31, 2016. Amounts related to the biopolymer production agreements are included within research and development expenses as shown in Note 13, "Discontinued Operations" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

After 2016, the Company has not had and is not expected to have further significant involvement in the operations of the discontinued biopolymer business.

The following are the operating items comprising income or loss from discontinued operations for the three and six months ended June 30, 2016.

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016

Total revenue	$2,604	$3,122
Costs and expenses:
Cost of product revenue	121	238
Research and development	2,742	5,646
Selling, general and administrative	463	918
Total costs and expenses	3,326	6,802
Other (income) or expense	(30)	(30)
Total loss from discontinued operations	$(692)	$(3,650)

The following are the non-cash operating items related to discontinued operations for the three and six months ended June 30, 2016.

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Non-cash operating items:
Depreciation	$115	$216
Charge for 401(k) company common stock match	$43	$120
Stock-based compensation	$35	$198

Investing items:
Purchases of property and equipment	$42	$178

14. SUBSEQUENT EVENTS

On July 7, 2017, the Company completed an offering of its securities. Proceeds from the transaction were approximately $2,012, net of estimated issuance costs of $272. Investors participating in the transaction purchased a total of 570,784 shares of common stock at a price of $4.00 per share and an equal number of warrants with an exercise price of $5.04 per share, exercisable beginning on the six-month anniversary of the date of issuance. The warrants expire on the sixth anniversary of the date that they become exercisable.

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
In connection with our restructuring, we initiated actions during July 2016 to significantly reduce our workforce and cease pilot biopolymer production in an effort to significantly reduce our ongoing cash burn rate. During September 2016, we completed the sale of our biopolymer intellectual property and certain equipment and inventory to an affiliate of CJ CheilJedang Corporation ("CJ") for a total purchase price of $10,000. In winding down its biopolymer operations, the

Company also ceased pilot production of biopolymer materials and reached agreements with the owner-operators of its biopolymer production facilities regarding the termination of these services. Through June 30, 2017, we made cash payments of $1,251, issued 27,500 shares of common stock with a fair value of $85 and transferred certain biopolymer-related production equipment with a net book value of $111 to settle a portion of these agreements and other restructuring activities. Remaining cash restructuring costs are estimated to be approximately $1,410, and are expected to be paid out through May 2018.
As of June 30, 2017, we held unrestricted cash and cash equivalents of $3,011. On July 7, 2017, we completed an offering of our securities and deposited net proceeds from the transaction of approximately $2,012. As a result of acquiring these additional funds, we anticipate that our current cash resources will be sufficient to fund operations and meet our obligations, including our remaining restructuring obligations, when due, into the first quarter of 2018. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. We have evaluated the new guidance of ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering collaborative arrangements for further research, we may be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment. Based on our cash forecast, we have determined that our present capital resources are not sufficient to fund our planned operations for a twelve month period from the date that our financial statements are issued, and therefore, raise substantial doubt about our ability to continue as a going concern.
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

Government Grants
Our principal sources of revenue are government research grants. As of June 30, 2017, expected gross proceeds of $758 remain to be received under our U.S. government grants. This includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

The status of our government grants is as follows:

	Funding Agency	Total Government Funds	Total received through	Remaining amount available as of	Contract/Grant Expiration
Program Title			June 30, 2017	June 30, 2017
Production of High Oil, Transgene Free Camelina Sativa Plants through Genome Editing ("Camelina")	Department of Energy	$1,997	$1,239	$758	September 2018
Subcontract from NC State University (NCSU) project funded by DOE ARPA-E entitled "Jet Fuel from Camelina Sativa: A Systems Approach"	Department of Energy	276	276	—	March 2017
Total		$2,273	$1,515	$758

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation and strategic restructuring charges. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2017, are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,
	2017	2016	Change
Grant revenue	$293	$188	$105

Grant revenue from continuing operations was $293 and $188 for the three months ended June 30, 2017 and 2016, respectively.  Grant revenue for both periods consisted of revenue earned from our BETO Camelina grant with the Department of Energy.

We anticipate grant revenue will decline during the remainder of 2017 as we near completion of the BETO Camelina grant.

Expenses

	Three Months Ended June 30,
	2017	2016	Change
Research and development expenses	$1,138	$1,547	$(409)
General and administrative expenses	1,866	1,149	717
Total expenses	$3,004	$2,696	$308

Research and Development Expenses

Research and development expenses from continuing operations were $1,138 and $1,547 for the three months ended June 30, 2017 and 2016, respectively. The decrease of $409 is primarily due to a decrease in research facility expenses. Research facility expenses decreased by $386 from $650 during the three months ended June 30, 2016 to $264 during the three months ended June 30, 2017, primarily as a result of our move to our new, and less expensive, Woburn, Massachusetts facility.

We expect that our 2017 research and development expenses will continue at levels below comparable 2016 periods as a result of our restructuring completed in the prior year and our ongoing efforts to closely manage cash usage.

General and Administrative Expenses

General and administrative expenses from continuing operations were $1,866 and $1,149 for the three months ended June 30, 2017 and 2016, respectively. The increase of $717 was primarily due to recognition of $622 in previously deferred equity offering costs related to a common stock purchase agreement with Aspire Capital Fund, LLC, ("Aspire") and increased professional service fees. In October 2015, we entered into a common stock purchase agreement with Aspire under which Aspire was committed to purchase, at our direction, up to an aggregate of $20,000 of shares of common stock over a 30 month period. Aspire purchase transactions, if initiated, would utilize pricing formulas that qualify them as variable rate transactions, as defined in the securities purchase agreement entered into in connection with our securities offering completed on July 7, 2017 (see Note 14 - Subsequent Events). The securities purchase agreement prohibits us from issuing shares of common stock involving variable rate transactions for a period of three years from the date on which the securities purchase agreement was signed, and as a result, the Aspire facility is no longer available to us as a source of capital. Since the deferred equity offering costs can no longer be offset against future common stock issuances to Aspire, we recognized the full deferral of $622 within general and administrative expenses during the three months ending June 30, 2017. Professional service fees increased by $212 from $117 during the three months ended June 30, 3016 to $329 during the three months ended June 30, 2017, primarily as a result of higher external legal expenses.

While we anticipate that general and administrative expenses may fluctuate from quarter-to-quarter, we expect that our 2017 general and administrative expenses will be below 2016 expenditure levels as a result of our restructuring completed in the prior year and our ongoing efforts to closely manage cash usage.
Other Income (Expense), Net

	Three Months Ended June 30,
	2017	2016	Change
Total other income (expense), net	$(16)	$1	$(17)

Other income (expense), net, reflects net expense of $16 and net income of $1 for the three months ended June 30, 2017 and 2016, respectively. The net expense during the second quarter of 2017 is primarily the result of interest charges recorded in connection with payments being made by the Company through May 2018 related to the early termination of a third party manufacturing agreement. Other income, net, shown for the 2016 period, is primarily the result of income from our investment in money market funds and realized net gains from foreign currency translation.

Discontinued Operations

In July 2016, our Board of Directors approved a restructuring plan under which Yield10 Bioscience became our core business with a focus on developing disruptive technologies for step-change improvements in crop yield to enhance global food security. As a result of this strategic shift, we completed the sale of our biopolymer intellectual property and certain equipment and inventory to an affiliate of CJ during September 2016. We determined that the sale of our biopolymer assets and operations represented a transaction, under current accounting guidance, that met the requirements for discontinued operations reporting, and as such, the financial results of the biopolymer operations have been reflected as discontinued operations for the three months ended June 30, 2016.

During the three months ending June 30, 2017 and 2016, we recognized a net loss from discontinued operations of $0 and $691, respectively.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue

	Six Months Ended June 30,
	2017	2016	Change
Grant revenue	$617	$345	$272

Grant revenue from continuing operations was $617 and $345 for the six months ended June 30, 2017 and 2016, respectively.  Grant revenue for both periods primarily consisted of revenue earned from our BETO Camelina grant with the Department of Energy.

Expenses

	Six Months Ended June 30,
	2017	2016	Change
Research and development expenses	$2,247	$2,975	$(728)
General and administrative expenses	3,142	3,421	(279)
Total expenses	$5,389	$6,396	$(1,007)

Research and Development Expenses

Research and development expenses from continuing operations were $2,247 and $2,975 for the six months ended June 30, 2017 and 2016, respectively. The decrease of $728 is primarily due to decreases in research facility and employee compensation and related benefit expenses. Research facility expenses decreased by $521 from $989 during the six months ended June 30, 2016 to $468 during the six months ended June 30, 2017, primarily as a result of our move to our new Woburn, Massachusetts facility. Employee compensation and related benefit expenses were $1,167 and $1,416 for the six months ended June 30, 2017 and 2016, respectively. The decrease of $249 during the 2017 period is primarily attributable to decreases in headcount resulting from our recent restructuring. Sponsored research expenses increased by $119 to $243 during the six months ended June 30, 2017 from $124 during the six months ended June 30, 2016, primarily in connection with our use of third-party research and crop field trial support.

General and Administrative Expenses

General and administrative expenses from continuing operations were $3,142 and $3,421 for the six months ended June 30, 2017 and 2016, respectively. The decrease of $279 was primarily due to decreased employee compensation and related benefit expenses, partially offset by the recognition of $622 of deferred equity offering costs related to Aspire as previously discussed. Employee compensation and related benefit expenses were $1,093 and $1,785 for the six months ended June 30, 2017 and 2016, respectively. The $692 decrease in employee compensation and related benefits is due primarily to decreases in headcount during the second quarter of 2016 in connection with our strategic restructuring.

Other Income (Expense), Net

	Six Months Ended June 30,
	2017	2016	Change
Total other income (expense), net	$(47)	$4	$(51)

Other income (expense), net, reflects net expense of $47 and net income of $4 for the six months ended June 30, 2017 and 2016, respectively. The net expense during the six months of 2017 is primarily the result of interest charges recorded in connection with payments we are making through May 2018 related to the early termination of a third party manufacturing agreement. Other income, net, shown for the 2016 period, is primarily the result of income from our investment in money market funds and realized net gains from foreign currency translation.

Discontinued Operations

During the six months ending June 30, 2017 and 2016, we recognized a net loss from discontinued operations of $0 and $3,649, respectively.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government research grants and income earned on cash and short-term investments.

Since our inception, we have incurred significant expenses related to our research, development and commercialization efforts. With the exception of 2012, when we recognized $38,885 of deferred revenue from a terminated joint venture, we have recorded losses since our initial founding, including the three and six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $338,176. Our total unrestricted cash and cash equivalents as of June 30, 2017, were $3,011 as compared to $7,309 at December 31, 2016. As of June 30, 2017, we had no outstanding debt.

Our cash and cash equivalents at June 30, 2017, were held for working capital purposes. As of June 30, 2017, we had restricted cash of $432. Restricted cash consists of $307 held in connection with the lease agreement for our Woburn, Massachusetts facility and $125 held in connection with our corporate credit card program.

Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal and investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of June 30, 2017, we were in compliance with this policy.

On July 7, 2017, we completed an offering of our securities. Net proceeds from the transaction were approximately $2,012. As a result of acquiring these additional funds, we anticipate that our current cash resources will be sufficient to fund operations and meet our obligations, including our restructuring obligations, when due, into the first quarter of 2018. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. We have adopted the new guidance of ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering collaborative arrangements for further research, we may be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment. Based on our cash forecast, we have determined that our present capital resources are not sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern.

In October 2015, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, (“Aspire”) under which Aspire was committed to purchase, at our direction, up to an aggregate of $20,000 of shares of our common stock over a 30 month period. Transactions under the Aspire agreement are required to be variable rate transactions which are prohibited by the securities agreement enacted in conjunction with the Company's July 7, 2017 offering. As such, the Aspire facility is no longer available to us as a source of capital.

During 2016, we completed a strategic restructuring of our operations to focus on the Yield10 Bioscience business. We reduced staffing levels to twenty full-time employees and incurred restructuring costs for contract termination and employee post-termination benefits of approximately $3,513 which were primarily reflected in discontinued operations within our statement of operations for that year. At June 30, 2017, $1,410 of these restructuring charges remain outstanding, and they are reflected as liabilities in our condensed consolidated balance sheet and are expected to be paid out through May 2018. We currently anticipate that we will use approximately $8,000 - $8,500 of cash during 2017, including anticipated payments for restructuring costs. This estimated cash usage for operations is significantly less than cash used for operations of $14,700 during the year ended December 31, 2016. The reduction is primarily the result of our restructuring efforts.

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

Net cash used for operating activities was $4,286 during the six months ended June 30, 2017, compared to net cash used for operating activities during the six months ended June 30, 2016 of $7,616. Net cash used for operations during the six months ended June 30, 2017 primarily reflects the net loss of $4,819 partially offset by non-cash expenses, including stock-based compensation expense of $663, depreciation expense of $106 and 401(k) stock matching contribution expense of $46.

The following are the non-cash operating items related to discontinued operations for the three and six months ended June 30, 2016.

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Non-cash operating items:
Depreciation	$115	$216
Charge for 401(k) company common stock match	$43	$120
Stock-based compensation	$35	$198

Net cash of $0 was used by investing activities during the six months ended June 30, 2017, compared to net cash used by investing activities during the six months ended June 30, 2016 of $665, including acquisitions of property and equipment related to our new Woburn facility of $389 and an increase in restricted cash of $307 in connection with entering into a letter of credit to secure the Woburn lease.

Net cash of $12 was used by financing activities during the six months ended June 30, 2017, compared to net cash used by activities of $274 during the six months ended June 30, 2016. The amounts reflect our payment of minimum federal, state or Canadian provincial income tax withholdings associated with employee RSUs that vested during each six month period. As RSUs vest, we withhold a number of shares with an aggregate fair market value equal to the minimum tax withholding amount from the common stock issuable at the vest date.
Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.
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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2017 due to the material weakness in internal controls over financial reporting described below.
As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, our management concluded that our internal control over financial reporting was not effective at December 31, 2016. As of December 31, 2016, management identified a material weakness in internal control over financial reporting related to accounting for stock option modifications.
We are undertaking steps during 2017 to remediate the causes of the internal control failure related to our accounting for the stock award modification. Specifically, we are performing the following steps:

•
Our accounting staff responsible for preparing and reviewing stock based compensation will complete renewed training in the accounting for stock award modifications as provided by current accounting standards, including FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation;

•
We will assess whether our licensed stock compensation software, as used by us, was a contributing cause of the error, and if limitations exist in the calculation of stock compensation expense for stock award modifications, we will develop alternative procedures to ensure the accuracy of our calculations;

•	We will undertake additional staff training to ensure that we correctly utilize the software application for future stock award modifications as appropriate; and

•	We will develop and implement enhanced policies, procedures and controls related to the calculation of stock based compensation when a stock award modification occurs.

We are committed to maintaining a strong internal control environment, and believe that these remediation efforts will represent significant improvements in our control environment. In the history of the company, stock award modifications have rarely occurred, if at all, before the ones that were recorded during the year ended December 31, 2016. In the event that we modify other stock awards, we will apply our enhanced procedures and controls to ensure a similar error does not occur.

We expect that our remediation efforts will continue through 2017, although the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

With the exception of the material weakness and associated remediation plan related to the calculation of stock compensation expense discussed above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.
ITEM 1A.  RISK FACTORS.

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the Securities and Exchange Commission.
(All dollar amounts, except per share amounts, are stated in thousands.)
Risks Relating to our Financial Statements
We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.
As of June 30, 2017, we held unrestricted cash and cash equivalents of $3,011. On July 7, 2017, we completed an offering of the Company's securities. Net proceeds from the transaction were approximately $2,012. Our present capital resources may not be sufficient to fund our planned operations for a twelve month period, and therefore, raise substantial doubt about our ability to continue as a going concern.
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
With the exception of 2012, when we recognized $38,885 of deferred revenue from a terminated joint venture, we have recorded losses since our inception. At June 30, 2017, our accumulated deficit was $338.2 million. Since 1992, we have been engaged primarily in research and development and early-stage commercial activities. Because our crop science technology is at an early stage of development, we cannot be certain that the Yield10 Bioscience business will generate sufficient revenue to become profitable. We expect to have significant losses and negative cash flow for at least the next several years, as we incur additional costs and expenses for the continued development of our technology, including the ongoing expenses of research, development, commercialization and administration. The amount we spend will impact our need for capital resources as well as our ability to become profitable and this will depend, in part, on the number of new technologies that we attempt to develop. We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable or achieve significant revenues.
We have recently changed our corporate strategy to focus on the crop science industry, and our technologies in this area are at a very early stage of development. We may never commercialize a technology or product that will generate meaningful, or any, revenues.
In July 2016, our Board of Directors approved a plan to implement a strategic restructuring under which Yield10 Bioscience has become our core business. As part of the restructuring, we discontinued our biopolymer operations, eliminated positions in our biopolymer operations and corporate organization, and sold certain of our biopolymer business assets. We currently anticipate that our annual net cash used in operations, including anticipated payments for restructuring costs, will be approximately $8,000 - $8,500 during 2017, compared to approximately $25,000 prior to the restructuring.
The remaining cash restructuring costs associated with our strategic repositioning have various payment due dates through May 2018 and are estimated at approximately $1,410 as of June 30, 2017. However, the reduction in cash used in operations resulting from the restructuring may be less than expected. If we are not successful in reducing our cash used in operations, we may require more financing than anticipated or we may be forced to wind down our remaining operations.
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
Our recently implemented reverse stock split could adversely affect the market liquidity of our common stock.
On May 24, 2017, our stockholders approved an amendment to our restated certificate of incorporation, as amended, and authorized our Board of Directors, if in their judgment they deemed it necessary, to effect a reverse stock split of our common stock at a ratio in the range of 1:2 to 1:10. We implemented this reverse stock split on May 30, 2017 with a ratio of 1:10. We cannot predict whether the reverse stock split will increase the market price for our common stock on a sustained basis. The history of similar stock split combinations for companies in like circumstances is varied, and we cannot predict whether:

•	the reverse stock split will result in a sustained per share price that will attract brokers and investors who do not trade in lower priced stocks;

•	the reverse stock split will result in a per share price that will increase our ability to attract and retain employees and other service providers; or

•
the market price per share will remain at a level in excess of the $1.00 minimum bid price as required by NASDAQ, or that we will otherwise meet the requirements of NASDAQ for continued inclusion for trading on The NASDAQ Capital Market.

There can be no assurance that we will be able to comply with the continued listing standards of The NASDAQ Capital Market.
We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our common stock on The NASDAQ Capital Market. Our common stock is listed on The NASDAQ Capital Market, and NASDAQ provides various continued listing requirements that a company must meet in order for its stock to continue trading on The NASDAQ Capital Market. Among these requirements is the requirement that our stock trades at a minimum closing bid price of $1.00 per share. On June 30, 2016, we received a deficiency letter from The NASDAQ Stock Market which provided us a grace period of 180 calendar days, or until December 27, 2016, to regain compliance with the minimum bid price requirement; we subsequently received an additional 180 days (until June 26, 2017) to regain compliance with the requirement. On May 24, 2017, our stockholders approved an amendment to our restated certificate of incorporation, as amended, authorizing a reverse stock split of our common stock. A 1-for-10 ratio for the reverse stock split was subsequently approved by our Board of Directors, and the reverse stock split took effect on May 30, 2017. As a result of the reverse stock split, every ten shares of our common stock were automatically combined and converted into one issued and outstanding share of our common stock, with no change in the par value per share. All share amounts, per share amounts and share prices in this Quarterly Report have been adjusted to reflect the reverse stock split. As of June 12, 2017 we regained compliance with the minimum bid price requirement.
If we fail to continue to meet all applicable NASDAQ Capital Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.
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
Our work with the Smart Carbon Grid for Crops and the T3 Platform has identified promising potential targets for gene editing, and we believe that these approaches may be subject to less regulatory complexity in the U.S. during development and along the path to commercialization. Gene editing techniques, including CRISPR/Cas9, which involve making small targeted changes to the DNA of a target organism, have been of interest to the agricultural biotech industry because this approach is believed to have the potential to significantly reduce development costs and regulatory timelines for crop trait development and market introduction. Recent statements by the United States Department of Agriculture - Animal and Plant Health Inspection Service (USDA-APHIS) regarding the regulatory path for genetically edited plants and mushrooms suggest that they will not be subject to regulations typically used for genetically modified crops (i.e., they will not be considered “regulated articles”) if the modified organisms do not contain any remaining genetic elements from the procedure used for gene editing. While we believe that these statements suggest that crops that are gene edited may not be subject to certain GMO regulations in the U.S., we cannot assure you that this regulatory path will be found to apply to any of our seed yield traits or that the regulatory agencies will not change this approach to the regulation of genome editing or introduce new regulatory procedures applicable to such technologies.
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
Our commercial success may depend in part on our obtaining and maintaining patent protection for our technologies in the United States and other jurisdictions, as well as successfully enforcing and defending this intellectual property against third-party challenges. If we are not able to obtain or defend patent protection for our technologies, then we will not be able to exclude competitors from developing or marketing such technologies, and this could negatively impact our ability to generate sufficient revenues or profits from product sales and/or licensing to justify the cost of development of our technologies and to achieve or maintain profitability. Our currently issued patents relate to our historical business and have expiration dates ranging from 2020 through 2030. New outstanding patent applications owned by or licensed to us relating to crop yield improvements have filing dates ranging from 2013 through 2017.
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

Concentration of ownership among our officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.
Based on the number of shares outstanding as of May 31, 2017, our officers, directors and stockholders who hold at least 5% of our stock beneficially own a combined total of approximately 69.1% of our outstanding common stock, including shares of common stock subject to stock options and warrants that are currently exercisable or are exercisable within 60 days after May 31, 2017. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combinations or other significant transactions. The interests of one or more of these stockholders may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of May 31, 2017, Jack W. Schuler and William P. Scully beneficially owned approximately 47.2% and approximately 10.2% of our common stock, respectively.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On July 7, 2017, we completed an offering of our securities. Investors participating in the transaction purchased a total of 570,784 shares of common stock at a price of $4.00 per share and an equal number of warrants with an exercise price of $5.04 per share, exercisable beginning on the six-month anniversary of the date of issuance. The warrants expire on the sixth anniversary of the date that they become exercisable. The shares of common stock sold in the offering are registered under a Form S-3 registration statement that became effective April 12, 2017. The warrants and the shares of common stock issuable upon the exercise of the warrants are not included in the Form S-3 registration statement and were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Act"). Proceeds from this transaction were approximately $2,012, net of issuance costs of $272, and will be used for general corporate purposes, including working capital, and repayment of existing corporate obligations.

On July 7, 2017, we issued 4,267 shares of common stock to participants in the Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Act as exempted securities.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2017, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.
ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.
ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

3.1	Restated Certificate of Incorporation, as amended (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification (furnished herewith).

101.1
The following financial information from the Yield10 Bioscience, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations, Three and Six Months Ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Loss, Three and Six Months Ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows, Six Months Ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.

August 11, 2017	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2017	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)