Form 10-Q/A
period 2017-03-31
YIELD10 BIOSCIENCE, INC.
filed 2017-10-06
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10‑Q/A (this “Amendment No. 1” or “Quarterly Report on Form 10‑Q/A”) amends Yield10 Bioscience, Inc.’s Quarterly Report on Form 10‑Q for the period ended March 31, 2017 (the “Original Filing”). The purpose of this Amendment No. 1 is to correct an error in the management certification attached to the Original Filing as Exhibit 31.2.
Other than the revised and currently dated management certification attached hereto as Exhibit 31.2, the inclusion with this Amendment No. 1 of currently dated certifications by management as Exhibits 31.1 and 32.1, amendments to the List of Exhibits contained in Part II, Item 6 of the Original Filing, and amendments to reflect the filing on Form 10‑Q/A, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events.

Yield10 Bioscience, Inc.
Form 10-Q/A
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
12. RESTRUCTURING

In July 2016, the Company announced a strategic restructuring under which Yield10 Bioscience became its core business and its biopolymer operations were discontinued. As part of its strategic restructuring, the Company reduced staffing levels to twenty full-time employees as of December 31, 2016, and in January 2017, the Company formally changed its name to Yield10 Bioscience, Inc. For further discussion of this strategic shift, see Note 13, "Discontinued Operations," to the Company's condensed consolidated financial statements included in this quarterly report on Form 10-Q/A.
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

With the exception of approximately $238 of employee severance and related costs incurred for non-biopolymer employees, total restructuring costs shown in the table were classified within discontinued operations in the Company's condensed consolidated statement of operations during the year ended December 31, 2016. Amounts related to the biopolymer production agreements are included within research and development expenses as shown in Note 13, "Discontinued Operations" to our condensed consolidated financial statements included in this quarterly report on Form 10-Q/A.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(All dollar amounts are stated in thousands)
Forward Looking Statements

This quarterly report on Form 10-Q/A contains “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,”

“should,” “expects,” “plans,” “anticipate,” “intends,” “target,” “projects,” “contemplates,” “believe,” “estimates,” “predicts,” “potential,” and “continue,” or similar words.

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning our business plans and strategies; the expected results of our strategic restructuring to focus on Yield10 Bioscience as our core business; expected future financial results and cash requirements; plans for obtaining additional funding; plans and expectations that depend on our ability to continue as a going concern; and plans for development and commercialization of our Yield10 technologies. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, risks and uncertainties associated with our restructuring plans, risks related to the execution of our business plans and strategies, risks associated with the protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption "Risk Factors" in Part II, Item 1A, of this Quarterly Report on Form 10-Q/A and in our other filings with the Securities and Exchange Commission.

The forward-looking statements and risk factors presented in this document are made only as of the date hereof and we do not intend to update any of these risk factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Unless the context otherwise requires, all references in this Form 10-Q/A to "Yield10 Bioscience," "Yield10," "we," "our," "us," "our company" or "the company" refer to Yield10 Bioscience, Inc., a Delaware corporation, and its subsidiaries.

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

Related Party Transactions
See Note 10, "License Agreements and Related Parties," to our condensed consolidated financial statements included in this quarterly report on Form 10-Q/A for a full description of our related party transactions.
Recent Accounting Pronouncements

See Note 3, "Recent Accounting Pronouncements," to our condensed consolidated financial statements included in this quarterly report on Form 10-Q/A for a full description of recent accounting pronouncements.

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

101.1
The following financial information from the Yield10 Bioscience, Inc. Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations, Three Months Ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Loss, Three Months Ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows, Three Months Ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.

October 6, 2017	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

October 6, 2017	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)