Form 10-Q/A
period 2017-06-30
YIELD10 BIOSCIENCE, INC.
filed 2017-10-06
CIK 1121702

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10‑Q/A (this “Amendment No. 1” or “Quarterly Report on Form 10‑Q/A”) amends Yield10 Bioscience, Inc.’s Quarterly Report on Form 10‑Q for the period ended June 30, 2017 (the “Original Filing”). The purpose of this Amendment No. 1 is to correct an error in the management certification attached to the Original Filing as Exhibit 31.2.
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
ITEM 1A.  RISK FACTORS.

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q/A and any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the Securities and Exchange Commission.
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
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.
ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.
ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and filed August 11, 2017 (File No. 001-33133)).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification (furnished herewith).

101.1
The following financial information from the Yield10 Bioscience, Inc. Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations, Three and Six Months Ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Loss, Three and Six Months Ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows, Six Months Ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

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