Form 10-K
period 2017-12-31
YIELD10 BIOSCIENCE, INC.
filed 2018-03-12
CIK 1121702

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017;
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the Nasdaq Capital Market on June 30, 2017 was $6,559,519.
The number of shares outstanding of the registrant's common stock as of March 8, 2018 was 9,865,355

DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to General Instruction G to Form 10-K, the information required by Part III, Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2018, which is expected to be filed not later than 120 days after the fiscal year end covered by this Form 10-K

YIELD10 BIOSCIENCE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2017

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

Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risks and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning our business plans and strategies; the expected results of our strategic restructuring to focus on Yield10 Bioscience as our core business; expected future financial results and cash requirements; plans for obtaining additional funding; plans and expectations that depend on our ability to continue as a going concern; and plans for development and commercialization of our crop yield traits, technologies and intellectual property. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, risks and uncertainties associated with our restructuring plans, risks related to the execution of our business plans and strategies, risks associated with the protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth below under the caption "Risk Factors" in Part I, Item 1A, of this report.

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
PART I
ITEM 1.    BUSINESS

Overview
Yield10 Bioscience, Inc. is an agricultural bioscience company focusing on the development of new technologies to enable step-change increases in crop yield to enhance global food security. We consider 10-20 percent increases in crop yield to be step-change increases. According to a United Nations report, food production must be increased by over 70 percent in the next 35 years to feed the growing global population, which is expected to increase from 7 billion to more than 9.6 billion by 2050. During that time period, there will be a reduction in available arable land as a result of infrastructure growth and increased pressure on scarce water resources. Harvestable food production per acre and per growing season must be increased to meet this demand. At the same time, in light of the increasing focus on health and wellness, food safety and sustainability in developed countries, we anticipate a rise in demand for new varieties of food and food ingredients with improved nutritional properties. Further, concerns about food safety have led to the concept of “seed to plate” or “farm to fork,” with a focus on stringent quality control along the entire value chain. If this concept takes hold with consumers, it is likely to require identity preservation from seed to harvest and involve contract farming. This concept has been implemented in Agricultural Biotechnology ("Ag biotech"), in products such as high oleic canola and soybean. Consumer demand for identity preserved specialty ingredients is also expected to rise, and we believe that Yield10's crop yield technologies and crop gene editing platform could be useful in this emerging field.
The foundation technology of Yield10 was based on using two proprietary advanced biotechnology trait gene discovery platforms to improve fundamental crop yield through enhanced photosynthetic carbon capture and increased carbon utilization efficiency to increase seed yield. These platforms are based on the principle that plants which capture and utilize carbon more efficiently will enable more robust crops capable of increased seed yield. Yield10 is working to develop, translate and demonstrate the commercial value of a number of novel yield trait genes from these discovery platforms in major crops. We have also identified or in-licensed a number of genome editing targets for improved crop performance in several key food and feed crops, including canola, soybean, rice and corn. Included in the genome editing targets are several genes with the potential to increase seed oil content, a key economic value driver in major oilseed crops such as canola and soybean. Yield10 is currently combining the two trait gene discovery platforms to create an integrated system for identifying key plant gene combinations for modification using genome editing to improve crop performance. New tools for genome editing continue to develop at a fast pace and be deployed against known targets which for the most part are focused on changing seed or seed oil composition. However, identifying gene combinations remain an unmet need.
Yield10 Bioscience is headquartered in Woburn, Massachusetts and has an additional agricultural science facility with greenhouses in Saskatoon, Saskatchewan, Canada.
Yield10 Bioscience was founded as Metabolix, Inc. in 1992 and originally focused on redirecting carbon flow in living systems to produce bioplastics and biobased chemicals. In 1997, Metabolix started a crop science research program with the intent to produce the microbial bioplastic polyhydroxybutyrate (“PHB”) in high concentration in the seeds of oilseed crops or in the leaves of biomass crops where it acts as an additional carbon sink or carbon store. As we made progress on our crop program, we learned that the rate of carbon supply from photosynthesis was insufficient to support both plant growth and polymer production, so we initiated a series of exploratory programs to develop new technologies to fundamentally increase the plants’ ability to fix and capture more carbon. These early research programs resulted in the establishment of our crop yield trait gene discovery platforms and the identification of a series of promising proprietary yield trait genes.
Based on encouraging early results from these gene discovery programs, we refocused our crop science efforts to yield improvement in major food and feed crops in 2015 and rebranded the effort as Yield10 Bioscience. In 2016, we sold our biopolymers assets and restructured the Company around our crop science mission. In January 2017, we completed this transition and changed the name of the company to Yield10 Bioscience, Inc. We are developing proprietary, breakthrough plant biotechnologies to improve crop productivity and seed yield based on two proprietary discovery platforms:

•
the “Smart Carbon Grid for Crops Platform,” - in which we are working to eliminate bottlenecks in plant photosynthesis and carbon metabolism by harnessing new metabolic capabilities from non-plant systems including microbes and algae, and;

•
the “T3 Platform,” - in which we have identified three powerful global regulator genes in plants which control complex regulatory networks and gene cascades resulting in step-change increases in photosynthetic carbon fixation and biomass yields.

In our work to date, our team has demonstrated step-change yield increases in Camelina and canola seed production and in switchgrass biomass production. We are currently progressing the development of our lead yield trait genes in canola, soybean, rice and corn to provide step-change crop yield solutions for enhancing global food security.
With these two platforms, we have established a series of proprietary trait genes to enhance carbon dioxide capture and fixation in both C3 and C4 photosynthetic plants for yield improvement. C3 photosynthesis, the simplest type of plant photosynthetic system, exists in most agricultural crops used for human consumption, and includes canola, soybean, rice, wheat and potato. C4 photosynthesis is a more complex system. Plants using the C4 system have evolved an additional distinctive cellular structure, in which carbon dioxide is concentrated for the main photosynthesis enzyme RUBISCO through a series of metabolic and metabolite transports known as the C4 pathway. Corn, sorghum and sugarcane are part of the C4 photosynthetic plant family. In general, C4 photosynthetic plants have inherently higher yield than plants in the C3 photosynthetic family. This difference in plant yield is a result of evolution, which has led plant scientists to consider the possibility that new genetic enhancements can be created to fundamentally improve the photosynthetic system in C3 plants.
We are currently integrating our two technology platforms into a next generation platform (“GRAIN”) with the objective of creating a predictive tool to identify combinations of plant gene modifications (“Smart Targets") for improvement of any aspect of crop performance. We envision that GRAIN will be a powerful tool for further optimizing the seed yield and seed oil content traits we currently have in development and for identifying new gene targets. Successes in Ag biotech, based mostly on innovations from the 1990’s, were achieved by introducing single microbial genes into crops to add new functionality such as herbicide tolerance or pest resistance. Over the last 20 years, the Ag industry majors have made significant investments in testing thousands of single plant genes and have generated billions of data points from these studies as well as traditional breeding programs. However, there have been very few new Ag biotech traits launched during that period indicating the need for multi-gene solutions. This conclusion is supported by the fact that domestication of modern corn from the ancient teosinte plant was due to changes in the activity of 5-6 regulatory or transcription factors genes over a period of 9,000 years. Plant scientists now have powerful genome editing tools, such as the CRISPR/Cas9 system which enable multi-gene changes to be made in major crops; the challenge is knowing what combinations of genes to edit. The 2016 corn harvest in the United States was valued at around $50 billion. The recent breakthroughs in genome editing now make significantly increasing, and perhaps doubling corn yield an achievable goal, if we knew what 5-6 genes to change. In the absence of this knowledge, however, we are left with the technically unrealistic prospect of experimentally testing every combination of genes. For example, testing just the 2,400 predicted gene regulators or transcription factors of corn with a single type of change in all possible pairs would require almost 3 million experiments.
There is clearly an unmet need to create advanced computational tools like GRAIN for predicting the right combinations of plant genes to modify for improvement of crop performance. There are two key components in plants, metabolic pathways and gene regulators called transcription factors. We find it useful to compare the flow of carbon through a plant to the flow of traffic in a major city. Using this analogy, metabolic pathways constitute the carbon conversion "infrastructure" and transcription factors constitute the genetic “traffic” lights that direct changes in plant metabolism in response to environmental or developmental conditions. Our “Smart Carbon Grid for Crops” metabolic engineering platform has already proven useful in identifying a number of our C3000 series of traits, and the “T3 Platform,” based on mining transcription factor network data sets identified our C4001, C4002 and C4003 global transcription factor gene traits. These gene traits enabled us to engineer switchgrass plants with high rates of photosynthesis and increased biomass yield. We are currently repeating our work with C4001 and C4003 in rice and wheat and plan to do so in corn.
GRAIN is an integrated platform based on key elements of our “Smart Carbon Grid for Crops” metabolic engineering platform and our “T3” platforms. Advanced metabolic flux analysis forms the foundation of the GRAIN platform we are developing based on Yield10 scientists unique 20-plus years of experience successfully deploying advanced metabolic flux analysis to address critical bottlenecks in carbon metabolism. Plant growth at its core is a series of chemical reactions and these can be modeled to determine the best ways to optimize the yield of the targeted end product. Advanced metabolic modeling based on flux-balance analysis and enzyme reaction thermodynamics and kinetics enables us to make predictions about which reaction modifications are most likely to achieve targeted performance improvements. However, as with all modeling approaches, the tool is only useful alongside the means and the data to test it in real plants. Here Yield10 makes use of metabolic and transcriptome data generated from its high-photosynthesis, high-yield engineered plants as well as from academic publications and other public data to project optimal gene targets for modifications. By integrating the transcriptome network capabilities of the T3 Platform, we expect to be able to identify transcription factor genes whose activity profiles can be altered to optimize multiple steps in metabolic pathways or the flow of carbon in plant tissues of interest. In a crop like modern hybrid corn, which already produces vastly more seed than it needs to reproduce, our initial objective is to reduce or even eliminate the activity of the transcription factors that restrict further seed production. Accordingly, our approach is to turn down the sequence of transcription factors (or “red lights”) which block the plant from sending more carbon to the seed.
Based on elements of the GRAIN platform that we are already working on, we have identified the C4004 - C4027 series of transcription factor genes that are down-regulated in our high-photosynthesis engineered switchgrass plants as well as a number of new gene targets related to our lead C3003 yield trait. In many cases these gene targets can be modified by genome editing, opening the potential for the traits to not be regulated by USDA-APHIS, or in some cases, genes from the microbial world can be introduced to develop regulated traits. We believe our integrated GRAIN platform can be leveraged in the near term to secure research and development funding from industry partners.
We have consolidated our crop science intellectual property position with 15 patent filings in prosecution, identified additional novel gene targets for improving crop performance and yield through genetic engineering or genome editing, formed a scientific advisory board with leaders in plant science, conducted several greenhouse studies and conducted two years of Fast Field Testing of traits from our “Smart Carbon Grid for Crops” discovery platform. We have reported encouraging data for our lead yield trait gene, C3003 in field tests of Camelina and canola and are conducting additional studies in Camelina, canola, soybean and rice.
In 2017, we intensified our efforts to evaluate genome editing targets for improving seed yield, seed composition and/or biomass yield in commercial crops. We believe that strategies based on C3004, a trait that complements C3003, and on C3007, an oil content boosting trait that we have an option to in-license from the University of Missouri, have the potential to provide a path to commercialization based on achieving “nonregulated” status from United States Department of Agriculture - Animal and Plant Health Inspection Service ("USDA-APHIS"). If this status is achieved, this could significantly reduce the time and cost of launching new yield traits. We achieved this status for a genome edited Camelina line in 2017 through a submission to USDA-APHIS. We developed this genome edited Camelina line together with our wholly owned Canadian subsidiary, Metabolix Oilseeds, Inc. Researchers used the CRISPR genome editing tool to inactivate an enzyme expected to increase seed oil content in Camelina, a trait we have designated as C3008. This trait may have further applications when used in combination with other traits that we are developing that are expected to increase seed oil content. We are currently evaluating combinations of the genome editing targets to optimize oil content in Camelina and canola, and plan to do so in soybean with the objective of achieving non-regulated status from USDA-APHIS for additional plant lines. In addition, we are advancing research with a number of genome editing targets which could provide new strategies to increase biomass yield in forage and other crops.
In our 2017 fast field test program conducted at two sites in Canada, we tested both first and second generation versions of C3003 in Camelina as well as first generation C3003 in canola, an important North American oilseed crop. In the field tests, we monitored key agronomic and growth parameters of the plants throughout the field test and collected yield data including yield of seed per area planted, individual seed weight, and seed oil content in our transformed plants as compared to control plants. In January 2018, we reported encouraging results from our field tests of the C3003 gene in Camelina and canola. The main objectives of the studies were to evaluate the performance of C3003 in Camelina and canola using different genetic constructs, which are used to optimize when and where in the plant the gene is activated to provide the best performance. Yield10 researchers transformed plants with genetic constructs intended to optimize expression of C3003 during different stages of plant and seed development and tested these events in the field tests. The best events for second generation C3003 in Camelina produced improvements in seed yield (up to 7.7 percent), harvest index and overall agronomic performance as compared to control plants. Harvest index, the ratio of seed to biomass (leaf, stems) is a critical parameter for improving seed yield and increasing harvest index is one of the major objectives of our technologies. The best events for first generation C3003 in canola produced improvements in seed yield (up to 13.1 percent) as compared to control plants. The studies also met the objective for bulking up seed to enable further evaluation of C3003 in Camelina and canola in field tests planned for spring 2018. A new second generation construct using a different seed specific promoter was tested in the minicage plots, used for seed bulk up, and produced plants showing indications of strong agronomic performance and seed yield which we plan to explore further in our 2018 field tests.
According to the National Oilseed Processors Association, soybean is the leading North American oilseed crop. Accordingly, we accelerated deployment of both first and second generation C3003 into soybean in 2016 and through a collaborator generated early greenhouse data in late 2017. Preliminary observations with a small number of lines suggest that results for C3003 previously obtained in Camelina and canola are translating into soybean. Consistent with previous results, first generation C3003 produced seeds with lower individual weight while typical individual seed weight was observed with second generation C3003 in soybean. Further, our greenhouse results show that there is an increase in branching in the plants for some of the events tested. We believe this is significant because more branching provides more sites on the soybean plant for seed pods to develop. We expect additional development work will continue in soybean during 2018.
In 2017, we granted a non-exclusive research license to Monsanto Company to evaluate our novel C3003 and C3004 yield traits in soybean. Under the license, Monsanto has the non-exclusive right to begin work with C3003 in its soybean program as a strategy to improve seed yield. Monsanto also may conduct research with our C3004 yield trait, a trait accessible through genome editing, in combination with C3003 to evaluate the effect of the combination to improve seed yield in soybean.
Results from our studies with C3003 to date suggest that it may provide an entirely new strategy to improve seed yield in oilseeds and other C3 photosynthetic crops by bringing in unique metabolic functionality from non-plant systems. We plan to continue to generate data on C3003 in field tests and greenhouse studies in 2018.
Metabolix Oilseeds, Inc., signed a two-year collaboration with the National Research Council of Canada in 2017 to improve yield and drought tolerance in wheat. The collaboration will focus on new trait discovery in wheat using our T3 Platform technology. Under the collaboration, we will provide access to our proprietary C4000 series of traits, which include global regulatory genes, or global transcription factors (“GTFs”). We have shown that these GTFs have the potential to significantly increase photosynthesis and yield in certain crops. Research with the C4000 series of traits will allow the discovery of additional gene targets in wheat that could enhance the yield and/or drought tolerance of the crop. Wheat is a major global staple food crop where significant yield increases could play a major role in feeding the world.
In 2017, we were selected as a subawardee on a new U.S. Department of Energy (DOE) Grant to conduct research aimed at boosting oilseed yield in Camelina. The 5-year, $10 million grant, which was recently awarded to Michigan State University (MSU) will be led by MSU and will involve a multidisciplinary team of researchers from MSU, North Carolina State University and Yield10 Bioscience as the industry partner. Under the grant, the team of scientists will integrate metabolic and gene expression models to predict in detail the gene combinations and pathways used by the Camelina plant to convert sucrose, the primary product of photosynthesis, into oil. Our work under the award will involve the use of our T3 gene discovery platform to identify novel global regulatory genes that are designed to increase oil and seed yield. The identification of new genetic targets to boost seed yield in Camelina may allow for the broader cultivation of Camelina for commercial use, and may have further application to other oilseed crops, such as canola and soybean.

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

Yield10 is focused on addressing the yield gap for major crops by utilizing modern biotechnology strategies, including metabolic engineering (synthetic biology approaches) to “build better plants,” in which technology is deployed to make the process of photosynthesis within plants more efficient at capturing atmospheric carbon and depositing that carbon in seed or biomass, with the effect of improving the overall yield of important food crops. Enhancement of the photosynthetic capacity of major crops is fundamentally important to crop science and an essential first step to increase the seed and/or biomass yield of plants and, therefore, food production. We have been working in the area of increasing photosynthetic carbon capture and crop yield technologies since 2012. As a result, we have identified a number of exciting genes for increasing yield or improving crop performance.

Health and Wellness, Food Safety and Sustainability
At the same time, in light of the increasing focus on health and wellness, food safety and sustainability in developed countries, we anticipate a rise in demand for new varieties of food and food ingredients with improved nutritional properties. Further, concerns about food safety have led to the concept of "seed to plate," with a focus on stringent quality control along the entire value chain. If this concept takes hold with consumers, it is likely to require identity preservation from seed to harvest and involve contract farming. This concept is currently being implemented in Ag biotech, in both canola and soybean which have been modified to alter the composition of the oil produced. High oleic canola and soybean oils are being marketed as a "healthier" approach which will typify this space where the value driver is the ability to make marketing claims directly to the consumer. Consumer demand to be able to identify preserved specialty ingredients is expected to rise, and we believe that Yield10's crop yield technologies and crop gene editing targets could be useful in this emerging field. Yield10 believes that these types of small acreage specialty crops have the potential for a broader range of partner prospects along the entire value chain.
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
Recognizing the highly concentrated nature of the seed business, the prevalence of cross-licensing of traits, and the need to stack multiple crop traits in elite seed germplasm to provide the best options for farmers for large acreage commodity crops, Yield10 does not expect to become an integrated seed company. The current major seed players dominate the GM crop space based largely on the early technology innovations that resulted in herbicide and pest resistance traits and have a very successful operating track record in the sector. Therefore, rather than replicating the downstream elements of these operations and developing our own regulatory, crop breeding or seed production capabilities, we intend to seek industry collaborations and partnerships to leverage these existing core competencies of the current seed industry. Yield10 will focus on its core competency, which is breakthrough science and technology innovation.
The type of collaborations and partnerships we seek will depend on the specific anticipated path to market for the crop. For large acreage GM crops including canola, soybean and corn, we plan to develop proof points for our yield traits as a basis for licensing to the Ag majors with a focus on capturing downstream value. According to industry estimates, the timeline from discovery to full commercialization of a GM trait in a commodity crop can be up to 13 years at a cost of up to $130 million. Our C3003 yield trait is an algal gene and will be regulated as a GM trait. As we are in the construct optimization/event selection stage, we are about half way along the anticipated development timeline for C3003. Our strategy is to make it attractive for the Ag majors to invest financial and technical resources to introduce our traits into their elite germplasm for event selection and evaluation. In 2017, we signed a non-exclusive research license with Monsanto Company to test C3003 and C3004 in soybean. We may sign additional non-exclusive research licenses on a crop by crop basis at minimal cost, allowing the licensees to invest their resources on progressing the trait. Our focus is on securing a share of the upside value of our traits when we finalize the economic terms of license agreements at the point where the value of the trait is well understood.
For small acreage specialty oil crops, we believe we can leverage our unique skill set to add value to the development of specialty oils focused on nutrition and aquaculture feed. In general, these crops cost more to produce because of the unique supply chain needed to ensure identity preservation for the crop from seed planting through final product. In this area, there may be opportunities for establishing partnerships and license agreements with consumer facing companies in the food and feed sector. Our high oil content traits developed through genome editing may have shorter timelines to commercialization (3-6 years) if deployed in specialty oil crops. We are at an early stage of developing our strategy in this area but believe it may have considerable potential for Yield10.
Yield10 plans to build on its core strengths bringing new technology approaches to exploit an innovation gap in the agricultural biotechnology space that exists due to reduced investment in basic research and development resulting from the ongoing consolidation and restructuring in the agricultural sector. Yield10’s mission is to translate and optimize our step-change yield trait innovations in the major food and feed crops, and demonstrate their economic value to farmers and seed companies. We intend to create high-value assets in the form of proprietary yield trait gene technologies and to de-risk these assets by progressing them along the path to commercial development with increasingly larger scale field tests and multi-site field trials in major crops. We are currently deploying our yield trait genes into canola, soybean, rice, wheat and corn, by designing and progressing genetically engineered events suitable for the regulatory approval process which can be readily bred into the industry’s elite crop lines by plant breeding. We expect the customers for Yield10’s innovations to be the large and mid-size agricultural companies that would either license or acquire rights to Yield10’s yield trait genes and incorporate them into their proprietary commercial crop lines for subsequent commercialization.

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
As we made progress on producing PHB in plants, we learned that basic carbon supply from photosynthesis was a bottleneck. To address this carbon shortfall, we began developing new metabolic engineering and bioinformatics approaches to enhancing basic crop photosynthetic carbon capture. Discoveries from these two approaches became the foundation of our “Smart Carbon Grid for Crops” and “T3 Platform” crop trait discovery platforms, respectively. We also began building intellectual property on novel yield trait gene technologies discovered in these programs. Photosynthesis is the most important biological process responsible for global food production. For example, according to the USDA, the output of U.S. farms contributed $177 billion, or one percent, to GDP in 2014. Improving the photosynthetic capacity of plants is an essential first step to increase the performance of crops to increase seed and/or biomass yield and, therefore, food production. We must develop plants which on a per acre basis during the growing season fix more carbon and ultimately target that additional fixed carbon to seed. Key to achieving this is increasing the rate of net photosynthetic carbon capture. Once a plant has fixed carbon, that fixed carbon can be directed to three different places in the plant: it can be used to make roots, leaf and stem tissue of biomass, used for seed or it can be released again as CO2 through normal metabolic processes.
Since 2015, we have made significant progress applying our “Smart Carbon Grid for Crops” platform to plants. Using this technology platform, which we established as a result of a series of government funded internal programs and external academic collaborations, we have developed metabolic engineering strategies using microbial genes to introduce new functionality into plants to increase photosynthesis by making key metabolic pathways in plants more efficient, and to eliminate bottlenecks to efficient carbon usage. This approach is similar to what has been the bedrock of the agricultural biotech seed industry, the introduction of genes from non-plant systems to enable new functionality in the form of herbicide, pest resistance and drought tolerance. Our approaches led not only to the identification of novel yield trait genes but also encouraging early yield data from field studies with our lead yield trait gene in the industrial oilseed Camelina.

Our Approach
We have two unique, proprietary technology platforms for identifying novel yield trait genes.
Our unique approach consists of two core technology platforms. The first is based on our 30 years of experience optimizing the flow of carbon intermediates in living systems and is called the “Smart Carbon Grid for Crops.” Using this approach and working with our partners in academia, Yield10 has demonstrated major step-changes in seed yield in the industrial oilseed Camelina. We currently have four novel trait genes impacting seed yield, which we refer to as the C3003 series of traits, and we are progressing our lead yield trait gene C3003 in our key crop targets canola, soybean and corn. Recently, we reported seed yield increases of up to 23% in early field tests conducted in 2016 with Camelina and up to 13% in early field tests conducted in 2017 with canola.
In our second platform, the “T3 Platform,” we developed a proprietary computational process to identify global transcription factor (GTF) genes, or master switches, which algorithms predicted could both up-regulate or down-regulate multiple gene cascades with the potential for increasing photosynthesis, reducing bottlenecks in central metabolism and positively impacting plant and biomass yield. We have tested the three lead gene targets experimentally and have shown that they produced average increases of over 40 percent in photosynthetic carbon fixation, flow of carbon through central metabolism and biomass levels in our experiments with switchgrass. In some cases the biomass yield has been increased up to 75-100 percent in preliminary greenhouse tests, a notable finding given that switchgrass is a high yielding C4 photosynthetic crop. Although it is a very useful model for C4 photosynthesis plants, switchgrass is not a food crop, so we identified the corresponding genes in major food crops including our key targets, rice and corn, and work continues in this area.
Our work with the Smart Carbon Grid for Crops and the T3 Platform has identified promising potential targets for genome editing. We believe that these approaches may be subject to less regulatory complexity in the U.S. during development and along the path to commercialization, and may provide opportunities for licensing.
Genome editing techniques, including CRISPR, which involve making small targeted changes to the DNA of a target organism, have been of interest to the agricultural biotechnology industry because this approach is believed to have the potential to significantly reduce development costs and regulatory timelines for crop trait development and market introduction. Announcements from DuPont and USDA-APHIS regarding a clarification on the regulatory path for a genetically edited corn line indicated that this line will not be subject to regulations typically used for genetically modified crops on the basis that while the plant DNA was edited, the final plant did not contain any remaining foreign DNA (i.e. DNA sequences not from the plant being engineered) from the procedure used to edit the plant. This industry example suggests that crops that are genome edited may not be subject to certain GMO regulations in the U.S., an outcome supported by recent developments in the USDA APHIS review of the current regulatory process for crops made using genetic engineering. This has opened the potential for Yield10 to exploit a second tier of novel traits addressable with genome editing. The challenge now for the agricultural biotechnology sector will be to identify gene targets for genome editing which can generate economic value.
Yield10 has identified from its internal discovery platforms and in-licensed through academic collaborations a number of gene targets for genome editing in crops. In the course of our work, we have introduced genes coding for new metabolic pathway enzymes or global transcription factors producing high yield lines with higher rates of photosynthetic carbon fixation. We are studying our high yield plants at the molecular level using advances in high throughput analytical systems at the whole genome level to look at what happens to every other gene in the plant as a result of the changes we have engineered in, focused specifically on which native plant genes are turned on or off. Genes whose activity is turned on in the high yield lines are worth further study on their own and genes whose activity is turned off are interesting candidates for genome editing. This type of molecular analysis of the high yielding lines where the flow of carbon is higher has given us insights into key steps to target for further improvement. We recently made progress deploying genome editing technology based on our C3008 trait in Camelina, which in 2017 was deemed non-regulated by USDA-APHIS. Plants that are not regulated by USDA-APHIS may be subject to regulation by FDA or EPA. We expect to increase our level of effort in this area in other crops, particularly canola, over the course of 2018, eventually expanding into soybean, rice and corn. We believe our genome editing targets as well as the improved crops we develop using this approach may enable us to form collaborations or license arrangements with a broader set of commercial partners and bring these forward into development in the near-term.
We plan to use any revenues we generate from license agreements around our genome editing targets to support our ongoing research and development efforts to enable step-changes in crop yield.

We are developing the Camelina Fast Field Test model system to evaluate and de-risk novel yield trait genes.
One of the challenges the agricultural industry has faced over the years is translating early crop science discovery into value generating traits. In part this is because results from greenhouse studies in model plants have not translated well into field results in major crops. This is also in part because the plants used for discovery research have not been suitable for studies in the field and are not representative of the advanced seed or crop varieties (germplasm) used in commercial production, which have been subject to decades of intensive breeding to improve yield. Translating success when introducing non-plant genes into major crops has been very successful and the current biotech seed sector, which accounted for 457 million acres of crops worldwide in 2016, is based on using microbial genes in plants. The long timelines to progress early discoveries successfully into major crops and generate field data adds to the challenge.
For these reasons, Yield10 has put in place a process we call “Fast Field Testing” based on our Camelina oilseed platform. We believe that over time this will become a valuable tool in the trait discovery to translation effort. Camelina is an industrial oilseed well-suited to field trials, and we believe it is a good model for identifying promising new yield traits for canola and soybean. It is also very fast to modify and develop genetically stable seed sufficient for field planting. Ideally, we hope to be able to progress from trait identification to field planting in about 12 months. Our process is to identify trait genes of interest in Camelina and immediately begin putting them into canola and soybean, where the timelines to transform plants and generate field data are much longer. We can then progress the Fast Field Testing in Camelina and generate field data and a complete molecular analysis of plant material from the field. These results and data can then be used to inform how we progress the previously transformed canola and soybean.
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
In our 2017 field test program, we tested both first and second generation versions of C3003 in Camelina, and we also tested first generation C3003 in canola, an important North American oilseed crop. Overall, our findings in canola for first generation C3003 mirror closely our observations of the trait in Camelina, underscoring the value of Camelina as a predictive system for understanding the performance of our novel yield traits in development.
We are using our Camelina Field Test model system to de-risk and accelerate the demonstration of the trait gene value in major crops. As a particular trait is de-risked there is the potential for inflection points in value. If we can establish a strong correlation between the results from the Camelina system with future field data first from canola and then with soybean, then we may be able to leverage this to enter partnership and licensing discussions earlier while preserving the opportunity to capture a meaningful share of the upside value.
If results of testing new yield traits in our Camelina Fast Field Testing model are shown to be predictive of results that can be obtained in other C3 crops, we may be able to accelerate translation of new traits into important food and feed crops.
We developed our Camelina Fast Field Testing model as a system to develop and optimize yield traits based on novel metabolic pathways. We have significant expertise in the genetic transformation and analysis of Camelina. We believe that if we can show that the results we obtain for potential yield traits in Camelina are directionally predictive for the results we obtain in other oilseed and C3 crops, then we will be able to use the system to effectively screen for novel traits and accelerate their deployment into additional crops having the C3 photosynthetic system, including canola, soybean, rice and wheat. For this reason, our Camelina Fast Field testing system may prove to be a valuable tool for novel yield trait discovery facilitating translation into commercially important crops.
Our Oilseed Operation based in Canada provides us with unique capabilities in the development of oilseed crops.
We established our oilseeds subsidiary in Canada in 2010 to produce robust oilseed germplasm with engineered value-added traits for commercial crop production in western North America. Our oilseeds team is based in Saskatoon, Saskatchewan, with laboratories in the National Research Council (NRC) - Saskatoon facility and commercial greenhouse and laboratory facilities at nearby Innovation Place. Our team has developed and implemented technology to improve and accelerate engineering and trait evaluation of Camelina and canola. The team also plays a key role in designing and conducting greenhouse and field tests required to effectively evaluate novel yield traits.

We have established a lean organizational footprint which is capable of evaluating our initial novel yield traits in greenhouse and field tests while maintaining efficient use of cash resources.
As of December 31, 2017, we had 20 full-time employees, with the majority directly involved with our research and development activities. We believe that our organizational capabilities are aligned with our research priorities and are complemented by our use of third party infrastructure and certain service providers. With this approach we can leverage third party infrastructure and capability without having to spend the time and capital needed to recreate them in-house. This will allow us to focus our limited resources on deploying our core strengths against our key development goals. We expect to grow our research and development operations over time commensurate with building value in our business and advancing our traits through development while at the same time tightly managing overhead costs.
We have established a Scientific Advisory Board which provide us with opportunities to access government grant revenue to support our research as well as key intellectual property.
Yield10 has pursued academic collaborations that have led to the discovery of novel yield trait genes. Researcher Danny Schnell, Ph.D. discovered the C3003 trait in an ARPA-e funded collaborative project at the University of Massachusetts in which Yield10 was a partner. In 2015, Prof. Schnell moved to Michigan State University where he is Chairperson, Department of Plant Biology and remains a collaborator on C3003. Heike Sederoff, Ph.D. Professor, Department of Plant and Microbial Biology at North Carolina State University developed the C3004 and C3005 traits with ARPA-e funding which Yield10 is now progressing under a license agreement. Both Dr. Schnell and Dr. Sederoff are members of our Scientific Advisory Board. In early 2017, Yield10 announced taking an option to a global license agreement from the University of Missouri for advanced technology to boost oil content in oilseed crops. This license covers two gene targets, including C3007, which are based on the recent discovery of a key regulatory mechanism controlling oil production in oilseed crops which can be used to increase oil content. Oil content is the key economic driver in crops such as canola, sunflower and safflower. We plan to exercise this option and in-license the technology in 2018. Dr. Jay J. Thelen, Ph.D., Professor of Biochemistry at University of Missouri, who discovered this new mechanism, became a member of our Scientic Advisory Board in early 2018.
We plan to seek U.S. and Canadian government grants to support our research and development goals.
Yield10 has been awarded grants over the last several years supporting research on strategies to improve the efficiency of photosynthesis,increase seed oil content, identify novel yield traits and test these novel traits in Camelina. This work is valuable because traits developed in Camelina have the potential to be developed and deployed in other oilseed crops. For example, in 2017, we were selected as a subawardee on a new U.S. Department of Energy (DOE) grant let by MSU that is expected to commence during the Company's first quarter of 2018 to conduct research aimed at boosting oilseed yield in Camelina. We plan to continue to pursue government grants to defray research costs associated with our research and development activities.
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
Metabolix Oilseeds, Inc. signed a two-year collaboration with the National Research Council of Canada in 2017 to improve yield and drought tolerance in wheat. The collaboration will focus on new trait discovery in wheat using our T3 Platform technology. Under the collaboration, we will provide access to our proprietary C4000 series of traits, which include global regulatory genes, or global transcription factors (“GTFs”). We have shown that these GTFs have the potential to significantly increase photosynthesis and yield in certain crops. Research with the C4000 series of traits will allow the discovery of additional gene targets in wheat that could enhance the yield and/or drought tolerance of the crop. Wheat is a major global staple food crop where significant yield increases could play a major role in feeding the world.
In addition, we view our genome editing targets as a complement to plant breeding techniques and plan to test our genome editing targets in oilseed crops, as well as in rice, corn and forage crops as a way to improve seed yield and/or biomass and generate opportunities for licensing or collaboration with established industry partners.

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
In 2017 we granted a non-exclusive global research license to Monsanto Company to evaluate our novel yield traits C3003 and C3004 in soybean. Under the license, Monsanto plans to research both traits in its soybean platform. Monsanto is a leader in the development and commercialization of GM soybean seed. This license provides a market leader in biotech seed with the opportunity to test our traits and develop data at its own expense; at any time during the term, they have the option to negotiate a broader agreement with us. At the same time, we have the right to sign licenses with other companies for C3003 in soybean or other traits. This structure allows us the flexibility to expand the testing of the trait with investment by another party and to potentially enter negotiations for a development and commercial license when the value of the trait is better understood. In 2018, we plan to explore additional opportunities to expand the testing of our traits through arrangements with other companies.
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
Smart Carbon Grid for Crops Technology Platform
Yield10 is leveraging over a decade of metabolic engineering experience to optimize photosynthetic carbon capture and utilization in plant systems, which is critical to increasing seed yield. The “Smart Carbon Grid for Crops” is an advanced metabolic engineering platform that we believe has the potential to address well known metabolic limitations in crops and in C3 crops in particular. Similar to the electric grid where much of the investment made to generate the power is lost in the distribution system, plants having the C3 photosynthetic system are similar in that they lose over half the carbon the grower has paid to fix in input costs due to metabolic inefficiencies. We plan to mirror an approach taken by many of the current herbicide and pest resistance GM traits where genes from non-plant sources were used successfully to impart new functionality to crops. In our case, we are exploiting non-plant genes such as genes from microbial or algal sources to fix or reduce the impact of well-understood carbon capture metabolic pathway limitations in C3 crops. For example, photorespiration is a wasteful side reaction or carbon capture inefficiency in crops having the C3 photosynthetic system which represent approximately 70 percent of the food consumed by humans and include wheat, rice, soybean, canola and potato. We believe impacting photorespiration should lead to improved net carbon fixation from photosynthesis and as a result, we would expect to see step-change increases in seed yield.
To illustrate the value creation potential, yield loss in C3 crops due to photorespiration was recently quantified in a paper published in the Annual Review of Plant Biology. The authors estimated that yield in U.S. soybean crops is reduced by 36 percent and the yield in U.S. wheat crops is reduced by 20 percent due to photorespiration. They also estimated that achieving a five percent reduction of photorespiration in soybean and wheat in the U.S. would add approximately $500 million per year of value. Some models suggest that photosynthesis could improve by 12 to 55 percent in the absence of photorespiration. Therefore, photorespiration has been a major topic in plant science and researchers have employed multiple strategies in attempts to reduce photorespiration in C3 plants as a means to improve yield.
Impacting photorespiration is one of the key targets of our Smart Carbon Grid for Crops technology platform. This platform is an innovative, systems based approach to boost yield by increasing the amount of carbon fixed by photosynthesis and targeting the increased carbon to harvestable seed. Our lead trait, C3003, has been shown to enhance carbon fixation and seed yield in the oilseed Camelina where it impacts photorespiration. C3003 is a scientific discovery made in one of our academic collaborations and Yield10 has exclusive rights to this technology. While our collaborator continues to work on characterizing the mechanism of this yield trait gene, current data suggests C3003 is a very unique gene that impacts photorespiration in an unexpected manner. New science also represents a key aspect of de-risking our technologies. If the science provides new insights or addresses a well-defined bottleneck in a key limiting pathway common to a large number of crops, then the expectations for broadly translating initial results should be higher. We are excited about the prospects of C3003 in reducing the well-known yield losses that occur through photorespiration in C3 crops. We are currently studying C3003’s effect in the food crops canola, soybean and rice. We know C3003 has increased the rate of photosynthetic carbon fixation in our Camelina plants and we have been able to study these plants at the molecular level. Consistent with our initial hypothesis that downstream bottlenecks can be identified, we have found that in high yielding plants expressing C3003, the expression of other genes, including our C3004 trait gene is changed. We believe the C3004 trait gene is involved in controlling the flow of fixed carbon to seed as part of the plants natural regulatory system. It is well known that the flow of carbon in plants is tightly controlled and we believe our approach to engineering the C3004 gene using genome editing has the potential to remove one of these control points and can be combined with the C3003 trait gene to further increase yield beyond what can be achieved with C3003 alone.
T3 Platform and Plant Targets for Genome Editing
In crops having the evolutionary advanced, more efficient C4 photosynthetic system, including corn, sugarcane and sorghum, the yield is already several-fold higher than in C3 crops. In this case, the hurdle to accomplish step-change increases in seed yield is higher as these crops are already more metabolically efficient. Leveraging the industry’s significant investment in crop genomics research over the last 20 years, we developed the “T3 platform,” which is an algorithm-based approach to “big data” mining of publicly available genomics data sets. We focused not on individual genes but on specific gene expression patterns. Gene expression patterns tell the researcher which genes are turned on and off under different growth conditions. With the T3 platform we wanted to identify and focus our activities on a small number of very important plant genes. Using this approach we were able to identify and select novel genes, which could function as global regulators or master switches to control cascades of other genes and metabolic systems. The strategy was to use the T3 platform to significantly narrow the number of candidate genes to be tested and then test them experimentally in our high throughput gene transformation platform in our C4 photosynthetic crop model system, switchgrass. We validated the T3 platform approach by verifying with experimental results the positive yield impact of the three gene targets we identified computationally, an exceptional hit rate. These three yield genes, C4001, C4002 and C4003, significantly increased photosynthetic carbon capture and biomass production in our switchgrass plants. In this case our early experiments have been successful in demonstrating the potential to increase the rate of carbon fixation even in a high yielding C4 crop.
We believe Yield10 is in a unique position to expand our learning and discover additional gene targets, or genes that need to be modulated, to optimize the flow of carbon to seed in these plants and have made considerable progress in this regard. Molecular analysis of high yielding plants expressing the global transcription factors has allowed the identification of 71 downstream transcription factors that are differentially expressed in the high yielding lines and are themselves targets for genetic manipulation. The expression of some of these genes is down regulated in the high yielding plants making them exciting targets for genome editing through well-known approaches such as CRISPR. We are beginning to validate these second generation gene targets in switchgrass and have thus far validated the predicted role of the first three genes. We know the industry has struggled to deploy downstream transcription factors to improve crops particularly in hybrid corn. However, we are optimistic that we will be more successful introducing our global regulator genes given the impact we saw in our experiments, and we believe genome edited traits, particularly simple gene deletions, will be significantly easier to implement and translate across all varieties of a crop.
Integrating the Smart Carbon Grid and T3 Platform to Identify Plant Targets for Genome Editing
We are currently integrating our two technology platforms into a next generation platform (“GRAIN”) with the objective of creating a predictive tool to identify combinations of plant gene modifications (“Smart Targets") for improvement of any aspect of crop performance. We envision that GRAIN will be a powerful tool for further optimizing the seed yield and seed oil content traits we currently have in development and for identifying new gene targets. Successes in Ag biotech, based mostly on innovations from the 1990’s were achieved by introducing single microbial genes into crops to add new functionality such as herbicide tolerance or pest resistance. Over the last 20 years, the Ag industry majors have made significant investments in testing thousands of single plant genes and have generated billions of data points from these studies as well as traditional breeding programs. However, there have been very few new Ag biotech traits launched during that period indicating the need for multi-gene solutions. This conclusion is supported by, the fact that domestication of modern corn from the ancient teosinte plant was due to changes in the activity of 5-6 regulatory or transcription factors genes over a period of 9000 years. Plant scientists now have powerful genome editing tools, such as the CRISPR/Cas9 system which enable multi-gene changes to be made in major crops; the challenge is knowing what combinations of genes to edit. The 2016 corn harvest in the United States was valued at around $50 billion. The recent breakthroughs in genome editing now make significantly increasing, and perhaps doubling corn yield an achievable goal, if we knew what 5-6 genes to change. In the absence of this knowledge, however, we are left with the technically unrealistic prospect of experimentally testing every combination of genes. For example, testing just the 2400 predicted gene regulators or transcription factors of corn with a single type of change in all possible pairs would require almost 3 million experiments.
There is thus clearly an unmet need to create advanced computational tools like GRAIN for predicting the right combinations of plant genes to modify for improvement of crop performance. There are two key components in plants, metabolic pathways and gene regulators called transcription factors. We find it useful to compare the flow of carbon through a plant to the flow of traffic in a major city. Using this analogy, metabolic pathways constitute the carbon conversion "infrastructure" and transcription factors constitute the genetic “traffic” lights that direct changes in plant metabolism in response to environmental or developmental conditions. Our “Smart Carbon Grid for Crops” metabolic engineering platform has already proven useful in identifying a number of our C3000 series of traits, and the “T3 Platform,” based on mining transcription factor network data sets identified our C4001, C4002 and C4003 global transcription factor gene traits. These gene traits enabled us to engineer switchgrass plants with high rates of photosynthesis and increased biomass yield. We are currently repeating our work with C4001 and C4003 in rice and wheat and plan to do so in corn.
GRAIN is an integrated platform based on key elements of our “Smart Carbon Grid for Crops” metabolic engineering platform and our “T3” platforms. Advanced metabolic flux analysis forms the foundation of the GRAIN platform we are developing based on Yield10 scientists unique 20-plus years of experience successfully deploying advanced metabolic flux analysis to address critical bottlenecks in carbon metabolism. Plant growth at its core is a series of chemical reactions and these can be modeled to determine the best ways to optimize the yield of the targeted end product. Advanced metabolic modeling based on flux-balance analysis and enzyme reaction thermodynamics and kinetics enables us to make predictions about which reaction modifications are most likely to achieve targeted performance improvements. However, as with all modeling approaches, the tool is only useful alongside the means and the data to test it in real plants. Here Yield10 makes use of metabolic and transcriptome data generated from its high-photosynthesis, high-yield engineered plants as well as from academic publications and other public data to project optimal gene targets for modifications. By integrating the transcriptome network capabilities of the T3 Platform, we expect to be able to identify transcription factor genes whose activity profiles can be altered to optimize multiple steps in metabolic pathways or the flow of carbon in plant tissues of interest. In a crop like modern hybrid corn, which already produces vastly more seed than it needs to reproduce, our initial objective is to reduce or even eliminate the activity of the transcription factors that restrict further seed production. Accordingly, our approach is to turn down the sequence of transcription factors (or “red lights”) which block the plant from sending more carbon to the seed.
Based on elements of the GRAIN platform that we are already working on, we have identified the C4004 - C4027 series of transcription factor genes that are down-regulated in our high-photosynthesis engineered switchgrass plants as well as a number of new gene targets related to our lead C3003 yield trait. In many cases these gene targets can be modified by genome editing, opening the potential for the traits to not be regulated by USDA-APHIS, or in some cases, genes from the microbial world can be introduced to develop regulated traits. We believe our integrated GRAIN platform can be leveraged in the near term to secure research and development funding from industry partners.
The same logic applies to the metabolic infrastructure, where we need to identify the combinations of genes in specific metabolic pathways. Yield10 scientists have over 20 years of experience successfully deploying advanced metabolic flux analysis to address critical bottlenecks in carbon metabolism. Advanced metabolic flux analysis is based on metabolic flux balance, enzyme reaction thermodynamics and kinetics to create predictive models of targeted changes with the potential to significantly increase crop performance. These predictions can then be challenged using both the scientific literature as well as transcriptome and metabolic data generated by Yield10 from its high photosynthesis-high yield engineered plants. This system provides leads to very specific combinations of gene targets for enzyme activities or transport proteins to modify to improve crop performance. We are currently working on a number of new gene targets related to our lead C3003 yield trait based on this type of analysis to further improve its performance. In many cases these Smart Targets can be modified by genome editing or in some cases by simply introducing a new gene from the microbial world. We also believe our GET-SET program can be leveraged in the near term to secure research and development funding from industry partners.
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
In 2010, we established a research and development operation in Saskatoon, Canada staffed with leading oilseed researchers. Our team established a model for testing novel trait genes called the “Fast Field Testing” system based on our Camelina oilseed platform. We believe that this system has the potential to become a valuable tool for our yield trait discovery and translation effort. Camelina is an industrial oilseed, with reasonable field performance providing a robust model for canola and soybean and is well suited to multi-site field tests and larger scale trials. Camelina is a plant that can be readily genetically modified and bred through the efforts of our skilled staff to deliver genetically stable seed sufficient for planting in field tests. We have shown that we can go from the identification of a potential yield trait gene or combinations of genes to field planting in about 12 months. In our Fast Field Tests, we collect and analyze a broad set of data on our transgenic plants including parameters such as stand establishment, flowering, maturity, seed weight, seed size, oil content and oil composition. We also perform molecular analysis on plants of interest. We are using our Camelina Fast Field Test system to identify and screen trait genes of interest while deploying them in parallel into canola, soybean and rice where the timelines to obtain stable plant lines and field data are longer.
Traits in Development
With the benefit of more than five years of investment, the Company has been able to launch itself as Yield10 Bioscience with ownership or licensed rights to several crop trait genes in hand and with the lead yield trait gene C3003 well-positioned in terms of translation and demonstration in key crops. Yield10 has exclusive rights through ownership or licensing or is preparing to file patent applications covering the trait genes listed in the table below.
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

SUMMARY OF OUR CROP YIELD TRAITS IN DEVELOPMENT
R&D Area	Current Status
Seed Yield Traits-Regulated[1]
C3003	Camelina 1st and 2nd generation in field testing Canola 1st generation in field testing Soybean and rice in development
Oil Enhancing Traits-Non-Regulated[2]
C3004	Camelina testing underway
C3007	Camelina, canola editing underway
C3008a	Camelina non-regulated status achieved[4]
Non-regulated oil trait combinations - C3008a, C3008b and C3009	Camelina, editing of all 3 gene targets completed
Additional oil trait combinations	Research in progress
Yield Improvement Discovery Platform[3]
C4001	Wheat program underway Corn transformation next step Rice transformation underway
C4002	Corn transformation next step
C4003	Wheat program underway Rice transformation underway Corn transformation next step
C4004	Editing in rice underway
C4004 plus 23 additional crop gene targets	Research with rice and wheat next step
_____________

(1)	C3003 consists of an algal gene and will likely be regulated by USDA-APHIS as a GMO Trait.

(2)
These traits are accessible using genome editing or other methods that do not result in the insertion of non-plant DNA. Such approaches have been deemed non-regulated by USDA-APHIS based on recent filings by ourselves and other groups.

(3)	Traits in this area were developed in our T3 platform and all are potentially deployable through approaches which may be non-regulated by USDA-APHIS.

(4)	Non-regulated status received from USDA-APHIS. Trait may be regulated by FDA or EPA.
Novel Yield Trait Gene C3003
C3003 represents the lead novel yield trait gene in our “Smart Carbon Grid for Plants” technology platform. C3003 is a scientific discovery made in one of our academic collaborations funded by ARPA-e, a division of the Department of Energy. Our academic collaborator is continuing work to characterize C3003. C3003 appears to be a very unique gene that impacts photorespiration, a biochemical pathway in C3 plants, which is responsible for significant losses in yield. Yield10 is progressing the introduction of the C3003 trait gene as well as improvements to the C3003 trait in Camelina, canola, soybean and rice. During 2018 we plan to conduct greenhouse and field tests to continue to generate additional yield and agronomic data on C3003 in a variety of important crops.

Camelina
In the 2016 growing season, we conducted a small scale field test which was designed primarily to establish our Camelina Fast Field Testing platform for the evaluation of C3003 and other yield traits. As part of this study, we planted stable Camelina seed lines expressing first generation C3003. The results from the field test showed that first generation C3003 produced significant improvements in seed yield in which the best C3003 line produced a 23 percent increase as measured by average seed weight per hectare. This result was statistically significant (p<0.05) as compared to control plants. In addition, the highest yielding line expressing the C3003 gene matured an average of six days earlier than the control plants. Expression of C3003 did not change the percentage of oil content in the seed as measured by the weight of the oil in relation to the weight of the seed. While expression of first generation C3003 enabled some of the Camelina lines we tested to produce higher seed yields by weight per hectare, the individual seed weight in these lines was decreased as compared to controls, likely due to a change in carbon partitioning in the plant. This reduction in seed weight was expected based on data from prior greenhouse trials. We believe that the results of our 2016 field tests in Camelina are encouraging and suggest that our approach to engineering new metabolic pathways in plants has the potential to produce step-changes in crop yield.
Based on prior greenhouse data suggesting that constitutive expression of C3003 in Camelina could increase overall seed yield, but produce this increase with the production of lighter weight seeds, we produced a second generation C3003 where the C3003 gene is expressed only in seed tissue. We believe that the reason for the smaller seeds is that the added influx of carbon produced by C3003 produces a “bottleneck” in plant metabolism that results in the production of more, but lighter weight seeds. In 2016, we tested second generation C3003 in Camelina in greenhouse studies. In early 2017, we reported preliminary greenhouse data showing that the second generation C3003 produced an increase in seed yield, while maintaining typical seed weight.
In our 2017 fast field test program, we tested both first and second generation versions of C3003 in Camelina. In the field tests, we monitored key agronomic and growth parameters of the plants throughout the field test and collected yield data including total harvested seed weight, individual seed weight and oil content in our transformed plants as compared to control plants. In January 2018, we reported encouraging results from our field tests of C3003 in Camelina. We conducted these field tests of C3003 at two sites in Canada. The main objectives of the studies were to evaluate the performance of C3003 in Camelina and canola. Yield10 researchers transformed plants with genetic constructs intended to optimize expression of C3003 during different stages of plant and seed development and tested these events in the field tests. The best events for second generation C3003 in Camelina produced improvements in seed yield (up to 7.7 percent), harvest index and overall agronomic performance as compared to control plants. The studies also met the objective for bulking up seed to enable further evaluation of C3003 in Camelina in field tests planned for spring 2018. A new second generation construct using a new promoter was tested in the minicage plots used for seed bulk up and produced plants showing indications of strong agronomic performance and seed yield. We plan to study two versions of second generation C3003 in Camelina in field tests planned for 2018.
Based on encouraging data produced in Camelina with first and second generation C3003, we are continuing to progress the evaluation of the C3003 yield trait gene in parallel in canola, soybean and rice, key target crops where step-change increases in seed yield would improve the prospects for global food security and we believe create considerable economic value.
Canola
Canola is an important North American oilseed crop harvested for its oil content. In our 2017 Fast Field Testing program, we studied first generation C3003 in canola. In these field tests, we monitored key agronomic and growth parameters of the plants throughout the field test and collected yield data including total weight of harvested seed, individual seed weight and oil content in our transformed plants as compared to control plants. In December 2017, we reported encouraging results from our field tests of C3003 in canola. The best events for first generation C3003 in canola produced improvements in seed yield (up to 13.1 percent) as compared to control plants. The studies also met the objective for bulking up seed to enable further evaluation of C3003 in canola in field tests planned for spring 2018. In 2018, we plan to repeat tests with first generation C3003 and, pending permitting and availability of seed, conduct initial tests with second generation C3003 in canola.
The results we obtained in canola were similar to results obtained in prior studies with Camelina, illustrating that our Fast Field Testing system in Camelina may be a valuable tool for effectively screening novel yield trait genes and dynamically adapting our approach to trait development as we work to translate these improvements into commercially important crops.
Soybean
Because soybean is the leading North American oilseed crop, we accelerated deployment of both first and second generation C3003 into soybean in 2016 and through an academic collaborator generated early greenhouse data in late 2017. Preliminary observations based on a small number of events suggest that results for C3003 obtained in Camelina and canola are translating into soybean. First generation C3003 produced seeds with lower individual seed weight while typical individual seed weight was observed with second generation C3003 in soybean. Further, our greenhouse results show that there is an increase in branching in the plants for some of the events tested. This is significant because more branching provides more sites on the soybean plant for seed pods to develop which is associated with obtaining higher yielding plants. We expect additional development work will continue in soybean with our collaborator in 2018.
In December 2017, we granted a non-exclusive research license to Monsanto Company to evaluate our novel C3003 and C3004 yield traits in soybean. Under the license, Monsanto has begun work with C3003 in its soybean program as a strategy to improve seed yield. Monsanto also plans to conduct research with our C3004 yield trait, a trait accessible through genome editing, in combination with C3003 to evaluate the effect of the combination to improve seed yield in soybean.
Other Crops
Results from our studies with C3003 to date suggest that it may provide an entirely new strategy to improve seed yield in oilseeds and other C3 photosynthetic crops by bringing in new metabolic functionality from non-plant systems. We plan to continue to generate data on C3003 in field tests and greenhouse studies in 2018. Rice is an important staple food crop. We have initiated the introduction of the first and second generation versions of the C3003 yield trait gene in rice and expect to report our observations from those studies when testing has been completed and results have been analyzed. We plan to leverage third party services where the resources and infrastructure are already in place to transform and test novel traits in corn lines. We believe this will enable us to cost effectively expand our capabilities and enable us to progress our corn targets at least to the stage of initial corn hybrid field results.
Oil Enhancing Traits
In light of the increasing focus on health and wellness, food safety and sustainability in developed countries, we anticipate a rise in demand for new varieties of food and food ingredients with improved nutritional properties. This concept is currently being implemented in Ag biotech, in both canola and soybean which have been modified to alter the composition of the oil produced. High oleic canola and soybean oils are being marketed as a "healthier" than other oils; we believe the ability to make similar marketing claims directly to the consumer will be a feature of newly developed products in this space. We expect consumer demand for identity preserved specialty ingredients will rise, and we believe that Yield10's crop yield technologies and crop gene editing targets could be useful in this emerging field.
Based on our study of metabolic pathways in oilseed crops, we believe there is an opportunity to apply genome editing to gene targets involved in oil biosynthesis to significantly increase oil content in oilseed crops including canola, soybean, sunflower and safflower. In 2017, we received confirmation from USDA-APHIS’s Biotechnology Regulatory Services (BRS) that our genome-edited Camelina plant line developed using CRISPR genome editing technology for increased oil content does not meet the definition of a regulated article under 7 CFR Part 340 regulations. Together with our wholly owned Canadian subsidiary, Metabolix Oilseeds, Inc., we developed the genome edited Camelina line. Researchers used the CRISPR genome editing tool to inactivate an enzyme expected to increase seed oil content in Camelina, a trait we have designated as C3008. This trait may have further applications when used in combination with other traits that we are developing that are expected to increase seed oil content. We are currently evaluating combinations of the genome editing targets to optimize oil content in Camelina and canola, and plan to do so in soybean with the objective of achieving non-regulated status from USDA-APHIS.
In 2017, we took an option to an exclusive global license from University of Missouri for advanced oilseed technology including C3007 and a related target involved in oil biosynthesis. We are conducting research with C3007 alone and in combination with other targets in the oil biosynthesis pathway with the objective of increasing oil content through methods that could achieve non-regulated status with USDA-APHIS.

C4000 Series Traits
We have used our T3 Platform to study global transcription factors and identify novel yield traits. These traits may be powerful regulators of plant growth and represent a potentially valuable resource for identifying genome editing traits for crops. We have recently shown that traits from the C4000 series can significantly increase photosynthetic efficiency as well as aboveground and belowground biomass production in our switchgrass plants. Our early experiments have been successful in demonstrating the potential to increase the rate of photosynthesis even in a high yielding C4 crop. Initially, we have been able to progress the C4003 trait gene in rice using our internal resources and we expect to report initial rice data as soon as it is available. Traits in this series also provide us with an opportunity to selectively partner with others for the development of these traits in row crops as well as forage crops.
In June 2017, we reported that our novel C4001 trait, a global regulatory gene or transcription factor, has been shown to significantly increase plant biomass yield in switchgrass. Switchgrass plants expressing C4001 had significantly more aboveground biomass (75-100 percent increase in dry weight) as compared to controls and more root biomass (85-145 percent increase in dry weight) as compared to controls. The C4001 trait in switchgrass plants increased a key measure of photosynthetic efficiency, the electron transport rate, by approximately 75 percent. Yield10 researchers challenged the C4001 plants by engineering a novel carbon sink, the production of a biopolymer that typically reduces plant yield when expressed and accumulated at high levels in plants. Expression of C4001 in biopolymer producing plants partially restored biomass production, yielding plants that were healthier in terms of size and weight as compared to control plants, while producing the same amount of biopolymer. As a next step, we are planning to evaluate C4001‑like traits in forage crops and major commercial crops including corn and rice. We are currently evaluating the trait in rice in greenhouse studies, where we are seeing evidence of increased biomass and are awaiting results from ongoing research to determine the impact on seed yield.
Metabolix Oilseeds, Inc., signed a two-year collaboration with the National Research Council of Canada in 2017 to improve yield and drought tolerance in wheat. The collaboration will focus on new trait discovery in wheat using our T3 Platform technology. Under the collaboration, we will provide access to our proprietary C4000 series of traits, which include global regulatory genes, or global transcription factors (“GTFs”). We have shown that these trait genes have the potential to significantly increase photosynthesis and yield in certain crops. Research with the C4000 series of traits will allow the discovery of additional gene targets in wheat that could enhance the yield and/or drought tolerance of the crop. Wheat is a major global staple food crop where significant yield increases could play a major role in feeding the world. We expect NRC will continue to conduct work with our traits in wheat in 2018.
Target Crops
Our initial work in our C3000 and C4000 series traits suggests that our technology may be applicable to a wide range of crops harvested for food and animal feed uses. We believe that if novel yield traits could be successfully developed and commercialized in any of these crops, farmers would be able to improve the productivity of their land to meet rising demand for food and feed, creating significant economic value.
In considering our strategy to develop our technologies we segregate our trait genes into two classes: trait genes based on using non-plant genes to add new functionality to crops which are by definition GM; and trait genes which we may be able to deploy outside of the GM regulations, which encompasses our trait genes which are based exclusively on plant genes. We see the opportunity to deploy our trait technology in a broader set of food and feed crops many of which are not currently GM. We plan to pursue our GM trait genes in crops which are currently GM and where the economics can sustain the cost and timelines for deregulation. We are aware of the current USDA-APHIS GM crop regulation review and the reality that GM likely will remain an issue for some NGO groups regardless of the science. For our GM yield trait genes, we are targeting seed yield increases on the order of 10 to 20 percent over the current elite seed lines, increases which reflect the order of magnitude step-changes necessary to address global food security.
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
Canola or Brassica napus is a cultivar of rapeseed which produces a higher value edible oil favored by consumers because it has a healthier fatty acid profile than corn or soybean oil. The canola crop was developed in Canada where it is primarily grown today with additional acreage grown in the U.S. Currently the vast majority of the canola grown in North America contains two seed enhancement technologies, herbicide tolerance and hybrid seed. Both Roundup Ready (Monsanto) and Liberty-Link (Bayer) varieties of canola are grown and were introduced to the market in 1990s. Approximately 25.6 million acres were planted in Canada and the U.S. in the 2017 growing season. Yield10 is targeting a 20 percent or greater increase in canola seed yield. With a 2017 harvest of 939 million bushels of canola (Statistics Canada) and assuming an average farm gate price of $10.00 per bushel, a 20 percent yield increase in canola represents a total potential added annual value of $1.9 billion that could be shared among the players in the canola value chain.
Soybean or Glycine max is an oilseed crop used for food, food ingredients, food additives and animal feed. The soybean can be harvested for oil used in food and industrial applications, and soybean meal is a significant source of protein for use mostly in animal feed but also for direct human consumption. Fermented soy foods include soy sauce and tempeh, and non-fermented food uses include soy milk and tofu. Soybeans are widely cultivated in North and South America, where a majority of the seed planted is genetically modified. An estimated 96.7 million acres of soybean will be planted in the U.S. and Canada in the 2017/2018 growing season. According to the USDA, the U.S., Brazil and Argentina together represent approximately 80 percent of global soybean production. Yield10 is targeting a 20 percent or greater increase in soybean seed yield. Assuming a 2017/2018 U.S. harvest of 4.4 billion bushels (USDA) and an average farm gate price of $10.00 per bushel, a 20 percent yield increase in soybean represents a total potential added annual value of $8.8 billion that could be shared among the players in the soybean value chain.
Corn is a crop grown globally and used for animal feed and for producing starch which can be used as a raw material for producing food ingredients and food additives, as well as for use in the production of paper, packaging materials and other items. GM maize was grown for the first time in the U.S. and Canada in 1997. Currently, about 80 percent of maize/corn production in the U.S. is genetically modified. It was estimated that more than 86 million acres of corn were planted in North America in the 2017 growing season. The traits commonly used in today’s corn cultivars provide insect resistance and herbicide tolerance. In many GM seeds sold today, both of these traits are expressed (or “stacked” which refers to the practice of adding multiple traits to an elite plant line). Europe has limited production of GM corn, where Spain is a leading producer of GM corn. In this case, the most widely used GM trait (Bt) protects against the corn borer insect. Special protocols must be followed in Europe to avoid mixing of GM corn with conventional corn. Corn has the more efficient C4 photosynthesis system and Yield10 is targeting a 10 percent yield increase in corn. With a projected 2017/2018 U.S. harvest of 14.6 billion bushels and an average per bushel price of $3.50, a 10 percent yield increase in corn represents a total potential added annual value of $10.2 billion that could be shared among the players in the corn value chain.
Rice is the staple food for over 50 percent of the global population. World crop production of rice for 2017/2018 is estimated at approximately 485 million metric tons. Rice is grown in tropical and subtropical regions around the world. Rice cultivation takes place primarily in China, India and Southeast Asia. Typically, improvements to rice yield have been achieved through traditional plant breeding approaches. Genetic engineering approaches are being investigated to protect rice from weeds and insect pests. Additional biotechnology approaches are being taken to improve the nutritional value of rice. While Yield10 has not established a target for yield improvement in rice, early work is underway to evaluate the potential of our technologies in this globally important food crop.
Wheat is a species of grass cultivated broadly worldwide as a staple cereal crop. Wheat requires processing to be used as food, mainly in the form of flour for bread, baked goods and pasta. Wheat may also be used as an industrial starch, as a food additive or as a production component in the textile and paper industries. Improvements to wheat yield have typically been achieved through plant breeding approaches. Wheat production ranks third among U.S. field crops in planted acreage, production and gross farm receipts behind corn and soybeans. The planted area for wheat in the U.S. and Canada combined for 2017/2018 is projected at 57 million acres.
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
            Within USDA, APHIS is responsible for protecting agricultural plants from pests, diseases and noxious weeds. Under the Plant Protection Act, USDA-APHIS has regulatory oversight over products of modern biotechnology that could pose such a risk. Accordingly, USDA-APHIS regulates organisms and products that are known or suspected to be plant pests or to pose a plant pest risk, including those that have been altered or produced through genetic engineering. These are called “regulated articles.” USDA-APHIS regulates the import, handling, interstate movement, and release into the environment of regulated organisms that are products of biotechnology, including organisms undergoing confined experimental use or field trials. Regulated articles are reviewed to ensure that, under the proposed conditions of use, they do not present a plant pest risk through ensuring appropriate handling, confinement and disposal.  The developer may then petition USDA-APHIS for a determination of non-regulated status for the article.  If the agency determines that the Genetically Engineered ("GE") plant is unlikely to present a greater plant pest risk than its unmodified counterpart, the new crop will no longer be subject to the permitting and other regulatory processes that are overseen by USDA-APHIS (i.e., it will no longer be treated as a potential plant pest).
In June 2017, we submitted an “Am I Regulated?” letter to USDA-APHIS’s Biotechnology Regulatory Services (BRS) to confirm that our genome-edited Camelina plant line developed using CRISPR genome editing technology for increased oil content does not meet the definition of a regulated article under 7 CFR Part 340 regulations, and in September 2017, we received confirmation that the BRS agrees with that conclusion. Together with our wholly owned Canadian subsidiary, Metabolix Oilseeds, Inc., we developed the genome edited Camelina line.  Researchers used the CRISPR genome editing tool to inactivate an enzyme expected to increase seed oil content in Camelina, a trait we have designated as C3008.  There are three copies of this gene in the Camelina genome, and complete editing of all copies was achieved.  This trait may have further applications when used in combination with other traits that we are developing that are expected to increase seed oil content, including C3007.
            Subsequently, depending on the intended use of the non-regulated genetically engineered plant, the developer may need to work within separate EPA or FDA oversight rules before commercial introduction of the final product.  EPA primarily regulates products of biotechnology that are intended for use as pesticides, under the authorities granted to EPA by the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA).  FDA is the agency responsible for overseeing the safety of biotechnology-derived products that are intended to be used as human or animal food, or that may end up in the food supply.  Since 1992, FDA has had in place a voluntary consultation process for developers of bioengineered food. Final agency decisions and other information from these Biotechnology Consultations are made publicly available by FDA.  Consultations are data-intensive and examine the new food product’s safety and nutritional profile, among other issues.  Generally, FDA has found that such food products do not pose unique health risks to humans or animals, but if a novel allergen or other distinction from the conventional food is present in the new plant variety, the agency may require specific label statements on the product to ensure that consumers are made aware of material differences between GE and conventional versions.
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

Second, under the Food and Drugs Act and related regulations, Health Canada is responsible for reviewing a pre-market safety assessment that must be submitted by the manufacturer or importer of a “novel food,” a term of art which includes GM or biotechnology-derived foods.  The safety assessment should provide assurances that the novel food is safe when prepared or consumed according to its intended use.  A multi-disciplinary team of experts from Health Canada will evaluate the data and information about the novel food and make a determination regarding whether it can be sold in Canada, and whether any restrictions are warranted under applicable law or the product’s safety profile.  Health Canada’s final decision documents regarding the safety of these novel foods are made available to the public by the government.
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
The International Service for the Acquisition of Agri-Biotech Applications (ISAAA), an industry research group, reported that 457 million acres worldwide were planted with GM crops in 2016, the most recent year where data is available. The planting of GM crops is centered in the Americas with North America at approximately 45 percent of the acres and Latin America at approximately 43 percent. China and India follow with approximately 8 percent and the balance of the total worldwide GM crop acreage in 2016 was planted in European Union and the rest of world. The primary GM crops in the U.S. are corn, soybean, cotton and sugar beet. In Canada, the oilseed crop canola is the primary GM crop. Cotton is the primary GM crop grown in India and China.
In contrast to the Americas, the European Union has been relatively slow to adopt GM crops and has relied heavily on plant breeding programs for capturing crop yield improvements over the last 20 years. In 2016, Spain was the largest producer of GM crops in Europe, based on cultivation of GM corn representing approximately 20 percent of the country’s crop that year. Certain GM crops have been approved for cultivation in some European countries, while other countries have imposed outright bans on cultivation of GM crops.
According to the market research firm, Research and Markets, the total global seed business was estimated at $53 billion in 2014 and is projected to grow to more than $100 billion by 2022. According to an ISAAA report, the global GM seed business represented a $15.8 billion market in 2016. The traits being commercialized today by the agricultural industry mainly address crop protection, which involves preventing crop damage by weeds, insects and other pests that lower expected crop yield. As technology has advanced, “trait stacking,” or the practice of adding multiple traits to an elite plant line, has become commonplace as a strategy to protect yield. As the industry has developed, the practice of inter-licensing traits between research and development driven seed companies has led to a proliferation of branded seed products on the market today.
The GM seed business is dominated by large multinational companies and their subsidiaries including BASF, Bayer, DowDuPont, Monsanto, Syngenta and AgReliant. These companies have significant resources, experience and track records of successfully developing, testing and commercializing high performing seed lines as well as new traits for GM crops. They offer farmers conventional and biotechnology seeds as well as crop protection chemicals, biologicals, fertilizers and other products and technologies aimed at supporting the on-farm efficiency of managing crops in the field as well as managing the overall cost of crop production to successful harvest. Many of these companies are involved in the current sector consolidation with the DowDupont merger and the acquisition of Syngenta by ChemChina completed in 2017, and the acquisition of Monsanto by Bayer anticipated in 2018.
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
Recent advances in biotechnology including gene editing have led to the formation of companies focusing on yield trait discovery, biologicals for pest control, agbiome strategies and precision agriculture. There are startups, privately held and publicly traded companies involved in this space. Such companies include AgBiome, Arcadia Biosciences, Benson Hill Biosystems, Calytx, Cibus, Evogene, Indigo, Kaiima, and Marrone Bio Innovation, many of which have greater resources and experience than we have.
Intellectual Property
Our continued success depends in large part on our proprietary technology. As of December 31, 2017, we owned or held exclusive rights to 15 pending patent applications worldwide related to advanced technologies for increasing yield in crops. Our portfolio of patent applications includes plant science technologies we have in-licensed globally and exclusively from The University of Massachusetts and North Carolina State University related to the yield trait gene C3003 and other advanced technologies based on advanced metabolic engineering methods to improve carbon capture and selectively control carbon partitioning in plants.

We continue to seek, develop and evaluate new technologies and related intellectual property that might enhance our Company's business strategy, industry position or deployment options.
Employees
As of December 31, 2017, we had 20 full-time employees. Of those employees, 16 were in research and development. Among our staff, 8 hold Ph.D.’s and 12 hold masters’ or bachelors’ degrees in their respective disciplines. Our technical staff has expertise in the following areas: plant genetics, plant biology, microbial genetics, bioinformatics, metabolic engineering and systems biology. Our headquarters are located in Massachusetts, and we maintain a research and development facility, including greenhouse facilities, in Saskatoon, Canada. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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
We have recorded losses in every year since our inception, with the exception of 2012. As of December 31, 2017 our accumulated deficit was $342,753. Since 1992, we have been engaged primarily in research and development and early-stage commercial activities. Because our crop science technology is at an early stage of development, we cannot be certain that the Yield10 Bioscience business will generate sufficient revenue to become profitable. We expect to continue to have significant losses and negative cash flow for at least the next several years, as we incur additional costs and expenses for the continued development of our technology, including the ongoing expenses of research, development, commercialization and administration. The amount we spend will impact our need for capital resources as well as our ability to become profitable and this will depend, in part, on the number of new technologies that we attempt to develop. We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable or achieve significant revenues.
We will need to secure additional funding to finance our operations and may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.
As of December 31, 2017, we held unrestricted cash and cash equivalents of $14,487. We believe that these resources and the cash generated from existing grants will be sufficient to meet our projected operating requirements until mid-2019.
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
We will require additional capital resources to support the implementation of this strategy and we may pursue one or more of a variety of financing options, including public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, as well as licensing or other collaborative arrangements. There can be no assurance that our financing efforts will be successful. If we are not able to secure such additional capital resources or otherwise fund our operations, we may be forced to explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment.
We completed two offerings of equity securities in 2017, for combined net proceeds of approximately $15,063. If we issue equity or debt securities to raise additional funds in the future, we may incur fees associated with such issuances, our existing stockholders may experience dilution from the issuance of new equity securities, we may incur ongoing interest expense and be required to grant a security interest in our assets in connection with any debt issuance, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, utilization of our net operating loss and research and development credit carryforwards may be subject to significant annual limitations under Section 382 of the Internal Revenue Code of 1986 due to ownership changes resulting from equity financing transactions. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.
We have recently changed our corporate strategy to focus on the crop science industry, and our technologies in this area are at a very early stage of development. We may never commercialize a technology or product that will generate meaningful, or any, revenues.

In July 2016, our Board of Directors approved a plan to implement a strategic restructuring under which Yield10 Bioscience has become our core business. As part of the restructuring, we discontinued our biopolymer operations, eliminated positions in our biopolymer operations and corporate organization, and sold certain of our biopolymer business assets. We currently anticipate that our annual net cash used in operations, including anticipated payments for final restructuring costs of $489 as of December 31, 2017, will be approximately $8,500 - $9,000.
The remaining cash restructuring costs associated with our strategic repositioning have various payment due dates through May 2018 . The reduction in cash used in operations resulting from the restructuring may be less than expected. If we are not successful in reducing our cash used in operations, we may require more financing than anticipated or we may be forced to wind down our remaining operations.
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
We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our common stock on The Nasdaq Capital Market. Nasdaq provides various continued listing requirements that a company must meet in order for its stock to continue trading on The Nasdaq Capital Market. Among these requirements is the requirement that our stock trades at a minimum closing bid price of $1.00 per share. On June 30, 2016, we received a deficiency letter from The Nasdaq Stock Market which provided us a grace period of 180 calendar days, or until December 27, 2016, to regain compliance with the minimum bid price requirement; we subsequently received an additional 180 days (until June 26, 2017) to regain compliance with the requirement. On May 24, 2017, our stockholders approved an amendment to our amended and restated certificate of incorporation, as amended, authorizing a reverse stock split of our common stock. A 1-for-10 ratio for the reverse stock split was subsequently approved by our Board of Directors, and the reverse stock split took effect on May 30, 2017. As a result of the reverse stock split, every ten shares of our common stock were automatically combined and converted into one issued and outstanding share of our common stock, with no change in the par value per share. As of June 12, 2017, we had regained compliance with the minimum bid price requirement.
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
Currently, our revenue is generated from government grants; continued availability of government grant funding is uncertain and contingent on compliance with the requirements of the grant.
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
The technology and processes used in our crop science program and the application of our technology to enhance photosynthetic efficiency of crops are at an early stage of development. Research and development in the seed, agricultural biotechnology, and larger agriculture industries is expensive and prolonged and entails considerable uncertainty. Completion of our development work will require a significant investment of both time and money, if it can be completed at all. We expect that collaborations with established agricultural industry companies will be required to successfully develop and commercialize our innovations. For example, in 2017 we entered into a research license with Monsanto Company, pursuant to which we granted Monsanto a non-exclusive research license to evaluate our novel C3003 and C3004 yield traits in soybean. The industry is highly concentrated and dominated by a small number of large players, which could impact efforts to form such collaborations. We may not be successful in establishing or maintaining additional suitable partnerships, and may not be able to negotiate additional collaboration agreements having terms satisfactory to us or at all. In addition, industry collaborators have significant resources and development capabilities and may develop products and technologies that compete with or negatively impact the development and commercialization of our technologies.
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
Our strategy depends upon our or our collaborators’ ability to incorporate our traits into a wide range of crops in significant markets and geographies. Even if we or our collaborators, such as Monsanto, are able to develop commercial products that incorporate our traits, any such products may not achieve commercial success for one or more of the following reasons, among others:

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
Many factors that may adversely affect the success of our field trials are beyond our control, including weather and climatic variations, such as drought or floods, severe heat or frost, hail, tornadoes and hurricanes, uncommon or unanticipated pests and diseases, or acts of protest or vandalism. For example, if there was prolonged or permanent disruption to the electricity, climate control, or water supply operating systems in our greenhouses or laboratories, the crops in which we or our collaborators are testing our traits and the samples we or our collaborators store in freezers, both of which are essential to our research and development activities including field tests, could be severely damaged or destroyed, adversely affecting these activities and thereby our business and results of operations. Unfavorable weather conditions including drought or excessive rain, or fluctuations in temperature, can also reduce both acreage planted and incidence, or timing of, certain crop diseases or pest infestations, each of which may halt or delay our field trials. Any field test failure we may experience may not be covered by insurance and, therefore, could result in increased cost for the field trials and development of our traits, which may negatively impact our business, results of operations, and ability to secure financing. Such factors outside of our control can create substantial volatility relating to our business and results of operations.
Competition in traits and seeds is intense and requires continuous technological development, and, if we are unable to compete effectively, our financial results will suffer.
We face significant competition in the markets in which we operate. The markets for traits and agricultural biotechnology products are intensely competitive and rapidly changing. In most segments of the seed and agricultural biotechnology market, the number of products available to consumers is steadily increasing as new products are introduced. At the same time, the expiration of patents covering existing products reduces the barriers to entry for competitors. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our traits. In addition, most of our competitors have substantially greater financial, marketing, sales, distribution, research and development, and technical resources than we have, and some of our collaborators have more experience in research and development, regulatory matters, manufacturing, and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technologies may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our traits being developed.
Our business is subject to various government regulations and if we or our collaborators are unable to timely complete the regulatory process for our products in development, our or our collaborators’ ability to market our traits could be delayed, prevented or limited.
Our business is generally subject to two types of regulations: regulations that apply to how we and our collaborators operate, and regulations that apply to products containing our traits. We apply for and maintain the regulatory permits necessary for our operations, particularly those covering our field trials, which we or our collaborators apply for and maintain regulatory approvals necessary for the commercialization of products containing our seed traits. Even if we and our collaborators make timely and appropriate applications for regulatory permits for our field trials, government delays in issuing such permits can significantly affect the development timelines for our traits, particularly if the planting period for a crop growing season expires before the necessary permits are obtained. In most of our key target markets, regulatory approvals must be received prior to the importation of genetically modified products. These regulatory processes are complex. For example, the U.S. federal government’s regulation of biotechnology includes, but is not limited to, the USDA, which regulates the import, field testing, and interstate movement of genetically modified plants, and the FDA, which regulates foods derived from new plant varieties.
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
Our work with the Smart Carbon Grid for Crops and the T3 Platform has identified promising potential targets for gene editing, and we believe that these approaches may be subject to less regulatory complexity in the U.S. during development and along the path to commercialization. Gene editing techniques, including CRISPR, which involve making small targeted changes to the DNA of a target organism, have been of interest to the agricultural biotech industry because this approach is believed to have the potential to significantly reduce development costs and regulatory timelines for crop trait development and market introduction. Statements by USDA-APHIS regarding the regulatory path for genetically edited plants and mushrooms suggest that they will not be subject to regulations typically used for genetically modified crops (i.e., they will not be considered “regulated articles”) if the modified organisms do not contain any remaining genetic elements from the procedure used for gene editing. While we believe that these industry examples suggest that crops that are gene edited may not be subject to certain GMO regulations in the U.S., we cannot assure you that this regulatory path will be found to apply to any of our seed yield traits or that the regulatory agencies will not change this approach to the regulation of genome editing or introduce new regulatory procedures applicable to such technologies.
The products of third parties, or the environment itself, may be negatively affected by the unintended appearance of our yield trait genes.
The potential for unintended but unavoidable trace amounts, sometimes called “adventitious presence,” of yield trait genes in conventional seed, or in the grain or products produced from conventional or organic crops, could affect acceptance by the general public or by the agricultural industry of these traits. Trace amounts of yield trait genes may unintentionally be found outside our containment area in the products of third parties, which may result in negative publicity and claims of liability brought by such third parties against us. Furthermore, in the event of an unintended dissemination of our genetically engineered materials to the environment, we could be subject to claims by multiple parties, including environmental advocacy groups, as well as governmental actions such as mandated crop destruction, product recalls or additional stewardship practices and environmental cleanup or monitoring. The occurrence of any of these events could have a material adverse effect on our business and results of operations.
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
In addition, there has been an increasing trend towards consolidation in the agricultural biotechnology industry. Consolidation among our competitors and third parties upon whom we rely could lead to a changing competitive landscape, capabilities, and strategic priorities among potential service providers, which could have an adverse effect on our business and operations.
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
We have licensed and optioned from academic institutions certain patent rights that may be necessary or important to the development and commercialization of our crop science technology. These licenses and options may not provide exclusive rights to use such intellectual property in all fields of use in which we may wish to develop or commercialize our technology. If we fail to timely exercise our option rights and/or we are unable to negotiate license agreements for optioned patent rights on acceptable terms, the academic institutions may offer such patent rights to third parties. If we fail to comply with our obligations under these license agreements, or if we are subject to a bankruptcy or insolvency proceeding, the licensor may have the right to terminate the license. In some circumstances, we may not have the right to control the preparation, filing and prosecution of licensed patent applications or the maintenance of the licensed patents. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. Furthermore, the research resulting in certain of our licensed and optioned patent rights was funded by the U.S. government. As a result, the government may have certain rights to such patent rights and technology.
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
The intellectual property landscape around genome editing technology, such as CRISPR, is highly dynamic and uncertain, and any resolution of this uncertainty could have a material adverse effect on our business.
The field of genome editing, especially in the area of CRISPR technology, is still in its infancy, and no products using this technology have reached the market. We are currently negotiating a license for work in the CRISPR field in order to demonstrate the utility of our yield trait genes in this field. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There has been, and may continue to be, significant intellectual property related litigation and proceedings relating to this area in the future. If we obtain a license to certain patent rights using the CRISPR technology, and it is later determined that such patent rights are invalid or owned by other parties, this could have a material adverse effect on our business.
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
Trading volume in our stock can fluctuate and an active trading market for our common stock may not be available on a consistent basis to provide stockholders with adequate liquidity. Our stock price may be extremely volatile, and our stockholders could lose a significant part of their investment.
The public trading price for our common stock will be affected by a number of factors, including:

•	any change in the status of our Nasdaq listing;

•	the need for near-term financing to continue operations;

•	reported progress in our efforts to develop crop related technologies, relative to investor expectations;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	future issuances and/or sales of our securities;

•	announcements or the absence of announcements by us, or our competitors, regarding acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	commencement of, or involvement in, litigation;

•	any major change in our board of directors or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors and to litigation involving our intellectual property;

•	a lack of, or limited, or negative industry or security analyst coverage;

•	uncertainty regarding our ability to secure additional cash resources with which to operate our business;

•	a decision by our significant shareholders to increase or decrease their holdings in our common stock;

•	short-selling or similar activities by third parties; and

•	other factors described elsewhere in these Risk Factors.
As a result of these factors, our stockholders may not be able to resell their shares at, or above, their purchase price. In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. Any negative change in the public’s perception of the prospects of industrial or agricultural biotechnology companies could depress our stock price regardless of our results of operations. These factors may have a material adverse effect on the market price and liquidity of our common stock and affect our ability to obtain required financing.
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

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, which generally refers to a person which together with its affiliates owns, or within the last three years has owned, 15 percent or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
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
Based on the number of shares outstanding as of March 5, 2018 our officers, directors and stockholders who hold at least 5% of our stock own a combined total of approximately 41.4 percent of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combinations or other significant transactions. The interests of one or more of these stockholders may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of March 5, 2018, Jack W. Schuler (and his related entities) owned approximately 40.1 percent of our common stock. To the extent that this or any other significant stockholders oppose any proposal put forth for stockholder approval by our board of directors, they control a sufficient percentage of our outstanding shares to cause such proposal to either fail or be very difficult to achieve without their support. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. The concentration of ownership also may contribute to the low trading volume and volatility of our common stock.
The recently passed comprehensive tax reform bill could adversely affect our business and financial results.
On December 22, 2017, President Trump signed into law the "Tax Cuts and Jobs Act," or TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a "worldwide" system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate as of December 31, 2017. We continue to examine the impact this tax reform legislation may have on our business and we urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.
Our business and operations would suffer in the event of system failures.
We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successful in mitigating their efforts.
Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from such cyber attacks, including computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could cause interruption of our operations. For example, the loss of data from completed field tests for our yield traits could result in delays in our regulatory approval efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could suffer reputational harm or face litigation or adverse regulatory action and the development of our product candidates could be delayed.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We do not own any real property. We are party to a lease agreement pursuant to which we lease approximately 30,000 square feet of office and research and development space located at 19 Presidential Way, Woburn, Massachusetts. The lease began on June 1, 2016 and will end on November 30, 2026. Under the terms of the lease agreement, the landlord paid $889 for tenant improvements to the facility and paid an additional $444 for tenant improvements that result in increased rental payments by the Company. Current and non-current portions of the lease incentive obligations related to the landlord’s contributions toward the cost of tenant improvements are recorded within accrued expenses and long-term lease incentive obligation, respectively, in the Company's consolidated balance sheet contained herein. The lease incentive obligation will be amortized to rent expense over the lease term. As of December 31, 2017, the Company has a total remaining lease incentive obligation of $1,132. Pursuant to the lease, the Company also pays certain taxes and operating costs associated with the premises during the term of the lease. To secure the lease, the Company provided the landlord with a deposit in the form of a letter of credit in the amount of $307.

The Company has a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") for CJ's sublease of approximately 10,000 square feet of the Company's Woburn facility. The subleased space was determined to be in excess of the Company's needs as a result of its recent strategic shift and the related restructuring of its operations. The sublease is coterminous with the Company's master lease. CJ will pay rent and operating expenses equal to approximately one-third of the amounts payable to the landlord by the Company, as adjusted from time-to-time in accordance with the terms of the master lease. CJ has provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.

We also lease approximately 13,700 square feet of office and laboratory space at 650 Suffolk Street, Lowell, Massachusetts. Our lease for this facility expires in May 2020, with an option to renew for one five-year period. We are currently working with a commercial real estate broker to locate a subtenant for this space. Our wholly-owned subsidiary, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada, leases approximately 4,100 square feet of office, laboratory and greenhouse space. MOI's leases for these facilities expire on July 31, 2018 and September 30, 2018. We expect to renew these leases prior to their expiration.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is traded on the Nasdaq Capital Market under the symbol "YTEN." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by Nasdaq, for our two most recent fiscal years:

	Common Stock Price
	2017		2016
	High	Low	High	Low
First Quarter	$5.00	$2.82	$22.90	$8.62
Second Quarter	$9.30	$3.03	$19.20	$5.35
Third Quarter	$4.94	$2.18	$8.80	$2.60
Fourth Quarter	$8.67	$1.77	$6.70	$2.50

The closing price of our common stock, as reported by the Nasdaq Capital Market, was $1.67 on March 8, 2018. On May 26, 2017, the Company effected a 1-for-10 reverse stock split of its common stock. All share prices set forth above have been adjusted to reflect this reverse stock split.

Stockholders
As of March 8, 2018, there were 9,865,355 shares of our common stock outstanding held by 35 stockholders of record.

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

Unregistered Sales of Securities
On October 3, 2017, we issued 7,113 shares of common stock to participants in our Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities was exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 as amended.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2017, there were no repurchases made by us or on our behalf, or by any "affiliated purchasers," of shares of our common stock.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
Not applicable.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. All dollar amounts are stated in thousands.

Overview
Yield10 Bioscience, Inc. ("Yield10 Bioscience," "Yield10" or the "Company") was founded as Metabolix, Inc. in 1992 and changed its name in January 2017. Yield10 is an agricultural bioscience company focusing on the development of new technologies to enable step-change increases in crop yield to enhance global food security. Yield10 is using two proprietary advanced biotechnology trait gene discovery platforms to improve fundamental crop yield through enhanced photosynthetic carbon capture and increased carbon utilization efficiency to increase seed yield. These platforms are based on the principle that plants which capture and utilize carbon more efficiently will enable more robust crops capable of increased seed yield. Yield10 is working to develop, translate and demonstrate the commercial value of novel yield trait genes it has identified in major crops and to identify additional genome editing targets for improved crop performance in several key food and feed crops, including canola, soybean, rice and corn. Yield10 Bioscience is headquartered in Woburn, Massachusetts and has an additional agricultural science facility with greenhouses located in Saskatoon, Saskatchewan, Canada.
Government Grants

As of December 31, 2017, proceeds of $241 remain available under our U.S. government grants. This includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.  We are currently working with Michigan State University to finalize a Department of Energy funded subcontract that was awarded to us during 2017 entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." We anticipate that this five-year subcontract with Yield10 will be for $2,957 and will commence during 2018.

The status of our government grants is as follows:

Program Title	Funding Agency	Total Government Funds	Total received through December 31, 2017	Remaining amount available as of December 31, 2017	Contract/Grant Expiration

Production of High Oil, Transgene Free Camelina Sativa Plants through Genome Editing ("Camelina")	Department of Energy	$1,997	$1,756	$241	September 2018
Subcontract from NC State University (NCSU) project funded by DOE ARPA-E entitled "Jet Fuel from Camelina Sativa: A Systems Approach"	Department of Energy	276	276	—	March 2017
Total		$2,273	$2,032	$241

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

Grant Revenue
Government research grants currently represent our sole source of revenue. We recognize government grants as revenue because the grants are central to the Company's ongoing crop science program. Revenue is earned as research expenses related to the grants are incurred and revenue earned on government grants, but not yet invoiced as of the balance sheet date, are recorded as unbilled receivables in the accompanying consolidated balance sheets for the years ended December 31, 2017 and December 31, 2016. Funds received from government grants in advance of work being performed are recorded as deferred revenue until earned. At December 31, 2017 and December 31, 2016, we had no deferred revenue related to government research grants.
Stock-Based Compensation
The accounting standards for stock-based compensation require that all stock-based awards to employees be recognized as an expense in the consolidated financial statements and that such expense be measured based on the fair value of the award.
Determining the appropriate fair value model and calculating the fair value of stock-based payment awards requires the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value our service-based option grants and to determine the related compensation expense. Generally, we recognize the fair value of stock awards evenly over their vesting periods provided the employee, director or non-employee receiving the award continues to meet continuing service conditions. The assumptions used in calculating the fair value of stock-based awards represent management's best estimates, but the estimates involve inherent uncertainties and the application of management judgment. See Note 9 to the consolidated financial statements for further discussion on the key assumptions used to determine the fair values of option grants pursuant to the Black-Scholes option pricing model.
Discontinued Operations
A discontinued operation is a component of an entity that has either been disposed of, or that is classified as held for sale, which represents a separate major line of business or geographical area of operations and is part of a single coordinated plan to dispose of a separate major line of business or geographical area of operations. In July 2016, the Company announced a strategic restructuring plan in which Yield10 Bioscience became its core business and which resulted in the sale of its biopolymer operations in September 2016. In accordance with the accounting guidance regarding the presentation of discontinued operations, the activity of our biopolymers component has been reclassified as a discontinued operation for the year ended December 31, 2016.
Results of Operations
The consolidated financial statements for the year ending December 31, 2016, have been presented to reflect the former biopolymer operations of Yield10 Bioscience as a discontinued operation.
Comparison of the Years Ended December 31, 2017 and 2016

Revenue

	Year ended December 31,
	2017	2016	Change
Grant revenue	$944	$1,159	$(215)

Total revenue from continuing operations was $944 and $1,159 for the years ended December 31, 2017 and 2016, respectively, and was derived solely from our research grants. Grant revenue for the year ended December 31, 2017 was primarily from $913 earned from the Company's Camelina grant with DOE. During the year ended December 31, 2016, grant revenue consisted of $913 earned from the Camelina grant and $246 from the Company's subcontract with North Carolina State University.
We do not anticipate that grant revenue will fluctuate significantly over the next twelve months. Our work on the DOE Camelina grant is expected to wind down as it nears completion during 2018 as our billable work on the five-year

DOE subcontract to be signed with Michigan State University ramps up. We expect this subcontract will become effective during 2018.
Expenses

	Year ended December 31,
	2017	2016	Change
Research and development expenses	$4,597	$5,670	$(1,073)
General and administrative expenses	5,630	5,737	(107)
Total costs and expense	$10,227	$11,407	$(1,180)
Research and Development Expenses
Research and development expenses from continuing operations were $4,597 and $5,670 for the years ended December 31, 2017 and 2016, respectively. The decrease of $1,073 was primarily due to a $841 reduction in research facility expenses from $1,835 during the year ended December 31, 2016 to $994 for the year ended December 31, 2017. The favorable variance is the result of the Company's move during mid-2016 from its more expensive Cambridge, Massachusetts research facility to its new Woburn, Massachusetts location. The year-over-year decrease in research and development expenses is also the result of lower employee compensation and related benefit expenses.  Employee compensation and related benefit expenses were $2,488 and $2,624 for the years ended December 31, 2017 and 2016, respectively. The decrease of $136 is primarily attributable to a reduction in headcount as a result of our strategic restructuring during 2016. We have also been able to reduce our research and development expenditures across many categories as a favorable consequence of our restructuring and our ongoing efforts to manage cash usage. Partially offsetting these expense reductions was a $146 increase in sponsored research expense as a result of the Company's Camelina field test and payments made to a third party for its work in support of one of the Camelina government grants.

We expect research and development expenses from continuing operations to increase during 2018 as a result of our plans to expand our field testing for crops across multiple site locations. We also plan to also hire a small number of additional research staff to support those tests.
General and Administrative Expenses
General and administrative expenses from continuing operations were $5,630 and $5,737 for the fiscal years ended December 31, 2017 and 2016, respectively. The decrease of $107 was primarily due to a reduction in employee compensation and related benefits expenses and a reduction in professional and consulting fees, offset by our recognition during 2017 of $622 of deferred equity offering costs related to a common stock purchase agreement with Aspire Capital Fund, LLC ("Aspire") that terminated. Employee compensation and related benefits expenses decreased by $178 from $2,661 for the year ended December 31, 2016 to $2,483 for the year ended December 31, 2017. The decrease was primarily attributable to the Company's restructuring completed during 2016 that eliminated a number of administrative positions, partially offset by the Company's reinstatement of employee bonuses during 2017. Professional service and consulting fees for accounting, patent and board fees decreased by a total of $376 during 2017 as a result of the Company's efforts to manage its available cash resources.

We expect our general and administrative expenses from continuing operations to decrease during 2018 in comparison to 2017 since we will not incur the write off of Aspire deferred offering costs again and as we continue efforts to carefully manage our use of cash resources.

Other Income (Net)

	Year ended December 31,
	2017	2016	Change
Total other income (expense), net	$(113)	$(38)	$(75)

Other income (expense), net, reflects net expense of $113 and $38 for the years ended December 31, 2017 and 2016, respectively. The expense for 2017 and 2016 is primarily the result of imputed interest charges recorded in connection with payments we are making through May 2018 related to the early termination of a third party manufacturing agreement.

Income from Discontinued Operations, before income tax
In July 2016, our Board of Directors approved a restructuring plan under which Yield10 Bioscience became the Company's core business with a focus on the development of new technologies to enable step-change increases in crop yield to enhance global food security. As a result of this strategic shift, during 2016 we completed the sale of certain biopolymer intellectual property, equipment and inventory to an affiliate of CJ CheilJedang Corporation ("CJ"). The $10,000 purchase price paid by CJ was primarily for the acquisition of intellectual property, including the Company’s PHA strains, patent rights, know-how and its rights, title and interest in certain license agreements. None of this intellectual property was previously capitalized on the Company’s balance sheet, resulting in a gain on the sale of approximately $9,868, net of equipment sold. The sale of our biopolymer assets contributed to income before income tax of $2,682 from discontinued operations for the year ended December 31, 2016.

Income Tax Benefit and Provision
For the year ended December 31, 2016, the Company recognized an income tax benefit within continuing operations of $1,097 and tax expense in discontinued operations of $1,097 related to taxable income generated during the year as a result of the sale of biopolymer assets to CJ as discussed above.
Deemed Dividend on Series A Convertible Preferred Stock Issuance
During December 2017, the Company closed on a public offering of securities that included 4,667,000 Class A Units, priced at a public offering price of $2.25 per unit, with each unit consisting of one share of common stock, a Series A five-year warrant to purchase one share of common stock at an exercise price of $2.25 per share, and a Series B nine-month warrant to purchase 0.5 share of common stock at an exercise price of $2.25 per share, and 3,987 Class B Units, priced at a public offering price of $1,000 per unit, with each unit consisting of one share of preferred stock convertible to 445 shares of common stock at a conversion price of $2.25 per common share, Series A five-year warrants to purchase 445 shares of common stock at an exercise price of $2.25 per share, and Series B nine-month warrants to purchase 223 shares of common stock with an exercise price of $2.25 per share. Proceeds received from the offering were allocated to the various elements of the offering based on their relative fair values.
The Series A Convertible Preferred Stock was valued on an as-if-converted basis based on the underlying common stock. The Series A and Series B warrants were valued using the Black-Scholes model with the following weighted-average input at the time of issuance:

•	an expected term of 5.0 years and 0.75 years for the Series A and Series B warrants, respectively,

•	risk free rates of 2.2 percent and 1.7 percent for the Series A and Series B warrants, respectively, based on the published rates of U.S. treasury bills with similar terms, and

•	volatility of 125 percent based on the Company’s historical volatility.
After allocation of the proceeds, the effective conversion price of the Series A Convertible Preferred Stock was determined to be beneficial and, as a result, the Company recorded a non-cash deemed dividend of approximately $1,427 equal to the intrinsic value of the beneficial conversion feature. The Series A Convertible Preferred Stock is considered a participating security. In accordance with applicable accounting guidance, the Company's net loss of $9,396 from continuing operations has been increased by the amount of the deemed dividend from the beneficial conversion feature, resulting in a net loss attributable to common shareholders of $10,823, or $3.29 per common share.
As of March 5, 2018, holders of 3,879 , or 97%, of the 3,987 Series A Preferred Stock that was issued have elected to convert their shares into 1,724,000 shares of common stock.

Liquidity and Capital Resources
Currently, we require cash to fund our working capital needs, to purchase capital assets, to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government research grants and income earned on cash and short-term investments.
Since our inception, we have incurred significant expenses related to our research, development and commercialization efforts. With the exception of 2012, when we recognized $38,885 of deferred revenue from a terminated joint venture, we have recorded losses since the Company's initial founding, including its fiscal year ended December 31, 2017. As of December 31, 2017, we had an accumulated deficit of $342,753. Our total unrestricted cash and cash equivalents as of December 31, 2017, were $14,487 as compared to $7,309 at December 31, 2016. As of December 31, 2017, we had no outstanding debt.
Our cash and cash equivalents at December 31, 2017, were held for working capital purposes. As of December 31, 2017, we had restricted cash of $317. Restricted cash consists of $307 held in connection with the lease agreement for our Woburn, Massachusetts facility and $10 held in connection with our corporate credit card used for small and incidental purchases.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal and investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of December 31, 2017, we were in compliance with this policy.
We believe that our existing funds, when combined with cash generated from from government grants and our access to additional financing sources, if needed, will be sufficient to fund operations and meet our obligations, including our final restructuring obligations, when due, for the foreseeable future. We follow the guidance of ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) in order to determine whether there is substantial doubt about the Company's ability to continue as a going concern for one year after the date its financial statements are issued. Based on our cash forecast, we have determined that the Company's present capital resources are sufficient to fund our planned operations until mid-2019.
During 2016, we completed a strategic restructuring of our operations to focus on the Yield10 Bioscience business. We reduced staffing levels to 20 full-time employees and incurred restructuring costs for contract termination and employee post-termination benefits of approximately $3,513 which are primarily reflected in discontinued operations within the Company's 2016 statement of operations. At December 31, 2017, $489 of these restructuring charges remain outstanding and are required to be paid out through May 2018. We currently anticipate that we will use approximately $8,500 - $9,000 of cash during 2018, including the final payments for restructuring costs.
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
Net cash used for operating activities was $8,202 during the year ended December 31, 2017, compared to net cash used by operating activities during 2016 of $14,404. Net cash used by operations during the year ended December 31, 2017, primarily reflects the net loss of $9,396, partially offset by non-cash expenses, including stock-based compensation expense of $1,395, depreciation expense of $206, and the Company's 401(k) stock matching contribution expense of $85. During 2017 the Company also paid down its lease incentive obligation and contract termination liability by a total of $616.
The following are the non-cash operating items and investing items related to discontinued operations for the year ended December 31, 2016.

Year Ended December 31, 2016
Non-cash operating items:
Depreciation	$326
Charge for 401(k) company common stock match	$118
Stock-based compensation	$217
Inventory impairment	$199
Non-cash restructuring expense paid through stock and equipment	$196
Gain on sale of discontinued operation and property and equipment	$(9,833)

Net cash of $109 was provided by investing activities during the year ended December 31, 2017, compared to net cash provided by investing activities during 2016 of $9,752. Net cash provided by investing activities during the year ended December 31, 2017, was primarily the result of the release of $115 of restricted cash due to the discontinuation of our corporate credit card program used for employee business travel. Net cash provided by investing activities during the year ended December 31, 2016, was primarily the result of proceeds received from the sale of biopolymer assets of $10,317 and a net decrease in restricted cash of $187, partially offset by purchases of property and equipment of $752 to outfit the Woburn, Massachusetts facility.
Net cash of $15,272 was provided by financing activities during the year ended December 31, 2017, compared to net cash used by financing activities of $296 during the year ended December 31, 2016. During July 2017, we completed a registered direct offering of our securities, receiving cash proceeds from the transaction of $1,966, net of issuance costs of $317. In December 2017, we completed a public offering of our securities, receiving cash proceeds of $13,318, net of issuance costs of $1,171 that were paid as of December 31, 2017. The Company will pay additional costs of $221 related to this offering during its first quarter of 2018. These amounts are included in the Company's accrued expenses as of December 31, 2017. (See Note 8 - Capital Stock in our Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). During the years ended December 31, 2017 and December 31, 2016, the Company paid taxes of $12 and $296, respectively, related to our net settlement of employee vested stock awards. These taxes include payment of minimum federal, state or Canadian provincial income tax withholdings associated with employee restricted stock units (RSUs) that vested during each year. As RSUs vest, we withhold a number of shares with aggregate fair market value equal to the minimum tax withholding amount from the common stock issuable at the vest date.

Off-Balance Sheet Arrangements
As of December 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Related Party Transactions
See Note 7 to our consolidated financial statements for a full description of our related party transactions.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that as of December 31, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
ITEM 9B.    OTHER INFORMATION
None.

PART III

Pursuant to General Instruction G to Form 10-K, the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2018, which is expected to be filed not later than 120 days after the fiscal year end covered by this Form 10-K.
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
(3)Exhibits
See Item 15(b) below.
(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number		Description
2.1	(13)	Purchase Agreement between Metabolix, Inc. and CJ Research Center LLC, dated September 16, 2016.
3.1	*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	(14)	Amended and Restated By-laws of the Registrant.
4.1	(1)	Specimen Stock Certificate for shares of the Registrant's Common Stock.
4.1.1	(16)	Form of Investor Warrant to Purchase Common Stock
4.2	(11)	Registration Rights Agreement, dated October 7, 2015, between Metabolix, Inc. and Aspire Capital Fund, LLC
4.2.2	(17)	Form of Series A Convertible Preferred Stock Certificate
4.3	(18)	Form of Series A Common Warrant to purchase shares of Common Stock
4.4	(18)	Form of Series B Common Warrant to purchase shares of Common Stock
10.1	†(1)	2006 Stock Option and Incentive Plan.
10.1.1	†(1)	2006 Stock Option and Incentive Plan, Form of Incentive Stock Option Agreement.
10.1.2	†(1)	2006 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Agreement.
10.1.3	†(1)	2006 Stock Option and Incentive Plan, Form of Director Non-Qualified Stock Option Agreement.

10.2	†(8)	2014 Stock Option and Incentive Plan, Revised and Restated.
10.2.1	†(9)	2014 Stock Option and Incentive Plan, Form of Incentive Stock Option Award.
10.2.2	†(9)	2014 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Award.
10.2.3	†(9)	2014 Stock Option and Incentive Plan, Form of Restricted Stock Unit Award.
10.3	†(15)	Employment Agreement between the Company and Oliver P. Peoples dated March 28, 2017.
10.4	†(15)	Employment Agreement between the Company and Charles B. Haaser dated March 28, 2017.
10.5	†(5)	Severance Agreement between the Company and Sarah P. Cecil executed July 1, 2013.
10.6	†(15)	Employment Agreement between the Company and Lynne H. Brum dated March 28, 2017.
10.7	†(6)	Employment Agreement between the Company and Joseph Shaulson dated December 19, 2013.
10.8	†(15)	Employment Agreement between the Company and Kristi Snell dated March 28, 2017.
10.9	†(15)	Noncompetition, Confidentiality and Inventions Agreement between the Company and each of Oliver Peoples, Charles Haaser, Lynne H. Brum and Kristi Snell, dated March 28, 2017.
10.10	†(7)	Non-Qualified Stock Option Agreement between the Company and Joseph Shaulson dated December 19, 2013.
10.11	†(7)	Restricted Stock Unit Award Agreement between the Registrant and Joseph Shaulson dated March 24, 2014.
10.12	†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Officers.
10.13	(2)	Lease between Fortune Wakefield, LLC and Metabolix, Inc. dated March 30, 2007.
10.13.1	(4)	First Amendment of Lease between Fortune Wakefield, LLC and Metabolix, Inc. dated February 29, 2012.
10.13.2	(6)	Second Amendment of Lease between Fortune Wakefield, LLC and Metabolix, Inc. dated October 24, 2013.
10.14	(10)	Securities Purchase Agreement dated June 15, 2015 between the Company and the Investors named therein.
10.15	(10)	Standstill Agreement dated June 19, 2015 between the Company and Jack W. Schuler, Renate Schuler and the Schuler Family Foundation.
10.16	(12)	Lease Agreement between the Company and ARE MA Region No. 20, LLC dated January 20, 2016 for the premises located at 19 Presidential Way, Woburn, MA
10.17	(11)	Common Stock Purchase Agreement, dated October 7, 2015 between Metabolix, Inc. and Aspire Capital Fund, LLC.
10.18	†(15)	Separation Agreement between the Company and Joseph Shaulson, dated as of November 3, 2016.
10.19	@(15)	Exclusive License Agreement, dated as of June 30, 2015, between the Company and the University of Massachusetts.
10.20	(15)	Sublease between CJ Research Center LLC and the Company, dated as of September 16, 2016.
10.21	(16)	Form of Securities Purchase Agreement dated July 3, 2017 between the Company and the Purchasers named therein.
14.1	(3)	Yield10 Bioscience, Inc. Code of Business Conduct and Ethics.
21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of RSM US LLP, an independent registered public accounting firm.
31.1	*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	*
The following financial information from the Yield10 Bioscience, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL; (i) Consolidated Balance Sheets, December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations, Years Ended December 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss), Years Ended December 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows, Years Ended December 31, 2017 and 2016; and (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith
@	Confidential treatment has been requested for certain portions of this document.
(1)	Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-135760)
(2)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-33133)
(3)	Incorporated by reference herein to the exhibits to the Company's 2011 Annual Report on Form 10-K filed March 12, 2012 (File No. 001-33133)
(4)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33133)
(5)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-33133)
(6)	Incorporated by reference herein to the exhibits to the Company's 2013 Annual Report on Form 10-K filed March 28, 2014 (File No. 001-33133)
(7)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-33133)
(8)	Incorporated herein by reference herein to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-33133)
(9)	Incorporated by reference herein to the exhibits to the Company's 2014 Annual Report on Form 10-K filed March 25, 2015 (File No. 001-33133)
(10)	Incorporated by reference herein to the exhibits to the Company's Report on Form 8-K filed on June 17, 2015 (File No. 001-33133)
(11)	Incorporated by reference herein to the exhibits to the Company's Report on Form 8-K filed on October 7, 2015 (File No. 001-33133)
(12)	Incorporated by reference herein to the exhibits to the Company's Report on Form 8-K filed on January 26, 2016 (File No. 001-33133)
(13)	Incorporated by reference herein to the exhibits to the Company's Report on Form 8-K filed on September 21, 2016 (File No. 001-33133)
(14)	Incorporated by reference herein to the exhibits to the Company's Report on Form 8-K filed on January 6, 2017 (File No. 001-33133)
(15)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed March 30, 2017 (File No. 001-33133)
(16)	Incorporated by reference herein to the exhibits to the Company's Report on Form 8-K filed on July 5, 2017 (File No. 001-33133)
(17)	Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-220040)
(18)	Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1/A filed December 15, 2017 (File No. 333-221283)

ITEM 16. FORM 10-K SUMMARY
Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.
March 12, 2018	By:	/s/ OLIVER P. PEOPLES
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

Name	Title	Date

/s/ OLIVER P. PEOPLES	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2018
Oliver P. Peoples
/s/ CHARLES B. HAASER	Vice President, Finance, and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 12, 2018
Charles B. Haaser
/s/ PETER N. KELLOGG	Director	March 12, 2018
Peter N. Kellogg
/s/ RICHARD W. HAMILTON	Director	March 12, 2018
Richard W. Hamilton, Ph.D.
/s/ JOSEPH SHAULSON	Director	March 12, 2018
Joseph Shaulson
/s/ ANTHONY J. SINSKEY	Director	March 12, 2018
Anthony J. Sinskey, Sc.D.
/s/ ROBERT L. VAN NOSTRAND	Chairman	March 12, 2018
Robert L. Van Nostrand

YIELD10 BIOSCIENCE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Yield10 Bioscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yield10 Bioscience, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Boston, Massachusetts
March 12, 2018

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$14,487	$7,309
Accounts receivable	54	66
Due from related parties	—	1
Unbilled receivables	65	121
Prepaid expenses and other current assets	311	363
Total current assets	14,917	7,860
Restricted cash	317	432
Property and equipment, net	1,539	1,739
Deferred equity financing costs	—	622
Other assets	109	95
Total assets	$16,882	$10,748
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$76	$56
Accrued expenses	2,299	2,702
Total current liabilities	2,375	2,758
Lease incentive obligation, net of current portion	1,005	1,132
Contract termination obligation, net of current portion (Note 13)	—	489
Total liabilities	3,380	4,379
Commitments and contingencies (Note 6)
Stockholders' Equity:
Series A Convertible Preferred Stock ($0.01 par value per share); 5,000,000 authorized at December 31, 2017 and 2016, respectively; 1,826 and zero shares issued and outstanding at December 31, 2017 and 2016, respectively	818	—
Common stock ($0.01 par value per share); 40,000,000 shares and 250,000,000 shares authorized at December 31, 2017 and 2016, respectively; 9,089,159 and 2,834,244 shares issued and outstanding at December 31, 2017 and 2016, respectively	91	28
Additional paid-in capital	355,431	339,782
Accumulated other comprehensive loss	(85)	(84)
Accumulated deficit	(342,753)	(333,357)
Total stockholders' equity	13,502	6,369
Total liabilities and stockholders' equity	$16,882	$10,748

The accompanying notes are an integral part of these consolidated financial statements.

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016
Revenue:
Grant revenue	$944	$1,159
Total revenue	944	1,159
Expenses:
Research and development	4,597	5,670
General and administrative	5,630	5,737
Total expenses	10,227	11,407
Loss from continuing operations	(9,283)	(10,248)
Other income (expense), net	(113)	(38)
Net loss from continuing operations before income tax benefit	(9,396)	(10,286)
Income tax benefit	—	1,097
Net loss from continuing operations	(9,396)	(9,189)
Discontinued operations
Income from discontinued operations	—	2,682
Income tax provision	—	(1,097)
Total net income from discontinued operations	—	1,585
Net loss	$(9,396)	$(7,604)

Loss attributable to common shareholders and loss per common share:
Net loss	$(9,396)	$(7,604)
Deemed dividend on Series A Convertible Preferred Stock issuance	(1,427)	—
Net loss applicable to common shareholders	$(10,823)	$(7,604)

Basic and Diluted net loss per share:
Net loss from continuing operations	$(3.29)	$(3.30)
Net income from discontinued operations	—	0.57
Net loss per share	$(3.29)	$(2.73)
Number of shares used in per share calculations:
Basic & Diluted	3,288,618	2,781,185

The accompanying notes are an integral part of these consolidated financial statements.

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2017	2016
Net loss	$(9,396)	$(7,604)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1)	(12)
Total other comprehensive loss	(1)	(12)
Comprehensive loss	$(9,397)	$(7,616)

The accompanying notes are an integral part of these consolidated financial statements.

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(9,396)	$(7,604)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	206	515
Expense for 401(k) company common stock match	85	281
Stock-based compensation	1,395	848
Inventory impairment	—	199
Gain on sale of discontinued operation and property and equipment	—	(9,833)
Non-cash restructuring expense paid through stock and equipment	—	196
Changes in operating assets and liabilities:
Accounts receivable	12	172
Due from related parties	1	145
Unbilled receivables	56	29
Inventory	—	180
Prepaid expenses and other assets	660	1,302
Accounts payable	17	(51)
Accrued expenses	(622)	(845)
Contract termination obligation and other long-term liabilities	(616)	339
Deferred revenue	—	(277)
Net cash used in operating activities	(8,202)	(14,404)

Cash flows from investing activities
Purchase of property and equipment	(6)	(752)
Proceeds from sale of discontinued operation and property and equipment	—	10,317
Change in restricted cash	115	187
Net cash provided by investing activities	109	9,752

Cash flows from financing activities
Proceeds from private placement offering, net of issuance costs	1,966	—
Proceeds from public stock offerings, net of issuance costs	13,318	—
Taxes paid on employees' behalf related to vesting of stock awards	(12)	(296)
Net cash provided by (used in) financing activities	15,272	(296)

Effect of exchange rate changes on cash and cash equivalents	(1)	(12)
Net increase (decrease) in cash and cash equivalents	7,178	(4,960)
Cash and cash equivalents at beginning of period	7,309	12,269
Cash and cash equivalents at end of period	$14,487	$7,309

Supplemental Cash Flow Disclosure:
Interest paid	$116	$45

Supplemental Disclosure of Non-cash Information:
Stock offering costs remaining in accounts payable and accrued expenses	$221	$—
Deemed dividend related to Series A Convertible Preferred Stock beneficial conversion feature	$1,427	$—
Lease incentive paid by lessor	$—	$1,332
Transfer of equipment to settle contractual liability	$—	$111
Issuance of common stock to settle contractual liability	$—	$85
The accompanying notes are an integral part of these consolidated financial statements

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Series A Convertible
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	—	$—	2,733,144	$27	$338,826	$(72)	$(325,753)	$13,028
Non-cash stock-based compensation expense	—	—	—	—	848	—	—	848
Issuance of common stock for 401k match	—	—	31,912	—	320	—	—	320
Issuance of stock for restricted stock unit release, net of 18,850 shares withheld for employee taxes (See Note 9)	—	—	41,688	1	(297)	—	—	(296)
Issuance of stock in connection with contract termination	—	—	27,500	—	85	—	—	85
Effect of foreign currency translation	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(7,604)	(7,604)
Balance, December 31, 2016	—	$—	2,834,244	$28	$339,782	$(84)	$(333,357)	$6,369
Non-cash stock-based compensation expense	—	—	—	—	1,395	—	—	1,395
Issuance of common stock for 401k match	—	—	22,493	—	84	—	—	84
Issuance of stock for restricted stock unit release, net of 2,724 shares withheld for employee taxes (See Note 9)	—	—	34,193	1	(13)	—	—	(12)
Issuance of stock in connection with registered direct offering, net of offering costs of $317	—	—	570,784	5	1,961	—	—	1,966
Issuance of common stock, preferred stock and warrants in connection with public offering, net of offering costs of $1,392	3,987	1,786	4,667,000	47	11,264	—	—	13,097
Beneficial conversion feature of Series A Convertible Preferred Stock	—	(1,427)	—	—	1,427	—	—	—
Deemed dividend to Series A Convertible Preferred Stockholders	—	1,427	—	—	(1,427)	—	—	—
Issuance of common stock upon conversion of Series A Convertible Preferred Stock	(2,161)	(968)	960,445	10	958	—	—	—
Effect of foreign currency translation	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(9,396)	(9,396)
Balance, December 31, 2017	1,826	$818	9,089,159	$91	$355,431	$(85)	$(342,753)	$13,502

The accompanying notes are an integral part of these consolidated financial statements

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

1. Nature of Business and Basis of Presentation
Yield10 Bioscience, Inc. ("Yield10 Bioscience," "Yield10," or the "Company") was founded as Metabolix, Inc. in 1992 and changed its name in January 2017. Yield10 Bioscience is an agricultural bioscience company focusing on the development of new technologies to enable step-change increases in crop yield to enhance global food security. Yield10 is using two proprietary advanced biotechnology trait gene discovery platforms to improve fundamental crop yield through enhanced photosynthetic carbon capture and increased carbon utilization efficiency to increase seed yield. These platforms are based on the principle that plants which capture and utilize carbon more efficiently will enable more robust crops capable of increased seed yield. Yield10 is working to translate and demonstrate the commercial value of novel yield trait genes it has identified in major crops and to identify additional genome editing targets for improved crop performance in several key food and feed crops, including canola, soybean, rice and corn. Yield10 Bioscience is headquartered in Woburn, Massachusetts and has an additional agricultural science facility with greenhouses located in Saskatoon, Saskatchewan, Canada.
The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of 2012, when the Company recognized $38,885 of deferred revenue from a terminated joint venture, the Company has recorded losses since its initial founding, including its fiscal year ending December 31, 2017. During 2016, the Company completed a strategic restructuring under which Yield10 Bioscience became its core business. In connection with the restructuring, the Company discontinued its pilot biopolymer production and other biopolymer operations, sold substantially all of its biopolymer assets to CJ CheilJedang Corporation ("CJ") and reduced staffing levels to approximately twenty full-time employees in order to focus on crop science activities and significantly reduce the Company's cash burn rate used in operations. During 2016, the Company recorded restructuring charges of $3,513 and as of December 31, 2017, restructuring obligations of $489 remain outstanding with payment due dates through May 2018.
As of December 31, 2017, the Company held unrestricted cash and cash equivalents of $14,487. The Company follows the guidance of ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its financial statements are issued. Based on its cash forecast, management has determined that the Company's present capital resources are sufficient to fund its planned operations for at least the next twelve month period from the date that these financial statements are issued.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions were eliminated, including transactions with its Canadian subsidiary, Metabolix Oilseeds, Inc. During 2016, the Company completed the sale of its biopolymer intellectual property and certain equipment and inventory to an affiliate of CJ in a transaction that met the requirements for discontinued operations reporting in accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

of Components of an Entity. The consolidated financial statements for the year ended December 31, 2016 have been presented to reflect the Company's biopolymer operation as a discontinued operation.
Reverse Stock Split
On May 26, 2017, the Company effected a 1-for-10 reverse stock split of its common stock. Unless otherwise indicated, all share amounts, per share data, share prices, and conversion rates set forth in these notes and the accompanying financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.
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
Investments
The Company considers all investments purchased with an original maturity date of ninety days or more at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments. All other investments are classified as long-term. The Company held no short or long-term investments at December 31, 2017 or December 31, 2016.
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
Restricted Cash
The Company had restricted cash in the amount of $317 and $432 at December 31, 2017, and December 31, 2016, respectively. At December 31, 2017, restricted cash consists primarily of funds held in connection with the lease agreement for the Company's Woburn, Massachusetts facility.
Deferred Equity Financing Costs
The Company entered into a common stock purchase agreement in 2015 with Aspire Capital Fund, LLC, (Aspire) under which Aspire committed to purchase up to an aggregate of $20,000 of the Company's common stock over a 30-month period. Offering costs incurred to establish this agreement were recorded as deferred equity financing costs. These costs were expected be charged to additional paid-in-capital as shares were issued under the agreement. Aspire purchase transactions would have utilized pricing formulas that qualified them as variable rate transactions, as defined in the securities purchase agreement entered into in connection with the Company's securities offering completed in July 2017. Because variable rate transactions are prohibited by the securities agreement, the Aspire facility was no longer available to the Company as a source of capital. Therefore, the deferred equity offering costs can no longer be offset against future common stock issuances to Aspire. As such, the Company recognized the full deferral of $622 during the year ended December 31, 2017 within general and administrative expense.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company has historically invested its cash equivalents in highly rated money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments are acquired in accordance with the Company's investment policy which establishes a concentration limit per issuer. At December 31, 2017, the Company's cash equivalents were invested solely in a money market fund.
The Company's receivables related to government grants are believed to have a low risk of default. At December 31, 2017, the Company's accounts and unbilled receivables of $119, include $104, or 87%, that are amounts due from research grants with the U.S. government under which the Company serves as either the primary contractor or as a subcontractor. At December 31, 2016, the Company's accounts and unbilled receivables of $187 are all from government research grants.

Fair Value Measurements
The carrying amounts of the Company's financial instruments as of December 31, 2017 and 2016, which include cash equivalents, accounts receivable, unbilled receivables, receivables due from related parties, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 3 for further discussion on fair value measurements.
Segment Information
The accounting guidance for segment reporting establishes standards for reporting information on operating segments in annual financial statements. The Company is an agricultural bioscience company operating in one segment, which is the development of new technologies to enable step-change increases in crop yield to enhance global food security.  The Company's chief operating decision-maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company's consolidated operating results. As of December 31, 2017 and December 31, 2016, less than 10% of the Company's combined total assets were located outside of the United States. In addition, the reported net income (loss) outside of the United States was less than 10% of the combined net income (loss) of the consolidated Company.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets once they are placed in service as follows:

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

Asset Description	Estimated Useful Life (years)
Equipment	3
Furniture and Fixtures	5
Software	3
Leasehold improvements	Shorter of useful life or term of lease

The Company records incentive payments received from its landlords as a lease incentive obligation and amortizes these amounts as reductions to lease expense over the lease term.
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
Grant Revenue
The Company's source of continuing revenue is from its government research grants in which it serves as either the primary contractor or as a subcontractor. These grants are considered an ongoing major and central operation of the Company's business. Revenue is earned as research expenses related to the grants are incurred. Revenue earned on government grants, but not yet invoiced as of the balance sheet date, are recorded as unbilled receivables in the accompanying consolidated balance sheets for the years ended December 31, 2017 and December 31, 2016. Funds received from government grants in advance of work being performed are recorded as deferred revenue until earned.
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
General and Administrative Expenses
The Company's general and administrative expense includes costs for salaries, employee benefits, facilities expenses, consulting and professional service fees, travel expenses, depreciation expenses and office related expenses incurred to support the administrative operations of the Company.
Intellectual Property Costs
The Company includes all costs associated with the prosecution and maintenance of patents within general and administrative expenses in the consolidated statement of operations.
Stock-Based Compensation
All share-based payments to employees, members of the Board of Directors and non-employees are recognized in the statement of operations based on their fair values. For employees and members of the Company's Board of Directors, who receive nearly all of the Company's stock awards, stock compensation expense is recognized based on the grant-date fair value of the award, adjusted for estimated forfeitures, and is recognized on a straight-line basis over the period during which the recipient is required to provide service in exchange for the award. See Note 9 for a description of the types of stock-based awards granted, the compensation expense related to such awards and detail of equity-based awards outstanding.

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

Basic and Diluted Net Loss per Share
Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net income available to common shareholders by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method, as well as weighted shares outstanding of any potential (unissued) shares of common stock from restricted stock units. In periods when a net loss is reported, such as the Company's fiscal years ending December 31, 2017 and 2016, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, there is no difference in basic and dilutive loss per share. Common stock equivalents include stock options, restricted stock awards, convertible preferred stock and warrants.
The Company follows the two-class method when computing net loss per share, when it has issued shares that meet the definition of participating securities. The two-class method determines net income per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses. In periods of net loss, a participating security that does not have a contractual obligation to share in the loss is not allocated a portion of the net loss when determining loss per share under the two-class method. During December 2017, the Company completed an offering of its securities that included preferred shares meeting the definition of participating securities (See Note 8). However, due to the Company's net loss in 2017, no allocation of the net loss was allocated to the preferred shares as the holders of the preferred shares do not have a contractual obligation to fund losses and loss per share has been computed and presented based on the loss being fully assigned to the Company's weighted average outstanding common shares during the year. There were no amounts allocated to participating securities during the year ended December 31, 2016. as the Company had no outstanding securities that met the definition of participating securities.
The number of shares of potentially dilutive common stock presented on a weighted average basis, related to options, restricted stock units, convertible preferred stock and warrants (prior to consideration of the treasury stock method) that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the years ended December 31, 2017 and 2016, respectively, are shown below:

	Year Ended December 31,
	2017	2016
Options	622,329	89,862
Restricted stock awards	16,165	70,748
Series A Convertible Preferred Stock	30,553	—
Warrants	943,749	393,300
Total	1,612,796	553,910

In July 2016, the Board of Directors of the Company approved a strategic restructuring plan under which Yield10 Bioscience became its core business with a focus on developing new technologies for step-change improvements in crop yield to enhance global food security. In connection with this restructuring, the Company discontinued its biopolymer operations. The Company's consolidated statement of operations for the year ending December 31, 2016, included in this annual report has been prepared to present basic and diluted earnings per share from continuing and discontinued operations.

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company's tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized. See Note 10 for further discussion of income taxes. The Company had no amounts recorded for any unrecognized tax benefits as of December 31, 2017 and 2016.
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
Recent Accounting Standards Changes
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date.
In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The new standard was effective for Yield10 Bioscience on January 1, 2017. The adoption of this standard did not have an impact on the Company's financial position or results of operations.
In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The new standard was effective for the Company on January 1, 2017. The adoption of this standard did not have an impact on our financial position or results of operations.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted the new standard effective January 1, 2017 and the adoption did not have a material impact on the Company's financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board ("IASB") to clarify the principles

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS") that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU was effective for annual reporting periods beginning after December 15, 2016 and early adoption was not permitted. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year, but to permit entities to choose to adopt the standard as of the original date. The Company will adopt the new standard effective January 1, 2018, electing to utilize the modified retrospective method of adoption. The Company evaluated the effect the new revenue standard will have on its consolidated financial statements and related disclosures and has determined that its grant revenue, which is its sole source of revenue, does not fall within the guidance of the new standard. The Company will review future sources of revenue agreements against the guidance provided by ASU No. 2014-09 to ensure that revenue is recorded appropriately.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard became effective for the Company on January 1, 2018 and is not expected to have a material impact on the Company's financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in the Company's results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The new standard became effective for Yield10 Bioscience on January 1, 2018. The Company does not expect the new guidance to have a material impact on its financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for Yield10 Bioscience on January 1, 2019. The Company is in the process of evaluating the impact of this new guidance.
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

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the income tax consequences from the intra-entity transfer of an asset other than inventory and associated changes to deferred taxes will be recognized when the transfer occurs. The new standard became effective for Yield10 Bioscience on January 1, 2018. The Company does not expect the new guidance to have a material impact on its financial statements.
In August 2017 the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvement to Accounting for Hedging Activities. This new standard is intended to simplify hedge accounting by better aligning how an entity's risk management activities and hedging relationships are presented in its financial statements and simplifies the application of hedge accounting guidance in certain situations. This new standard expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will become effective for the Company on January 1, 2020. The Company does not expect the new guidance to have a material impact on its financial statements.
3. Fair Value Measurements
The Company has certain financial assets recorded at fair value which have been classified as Level 1 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input. At December 31, 2017 and 2016, the Company did not own any Level 2 or Level 3 financial assets or liabilities and there were no transfers of financial assets or liabilities between category levels for the years then ended.
The Company's assets are measured at fair value on a recurring basis. The balance of Level 1 assets as of December 31, 2017 and December 31, 2016 were $11,025 and $1,018, respectively, and for both years the assets were in a money market fund classified within cash and cash equivalents.
4. Property and Equipment, Net
Property and equipment consist of the following:

	Year ended December 31,
	2017	2016
Equipment	$1,059	$1,048
Furniture and fixtures	119	226
Leasehold improvements	1,749	1,825
Software	96	116
Total property and equipment, at cost	3,023	3,215
Less: Accumulated depreciation	(1,484)	(1,476)
Property and equipment, net	$1,539	$1,739

Depreciation expense for continuing operations for the years ended December 31, 2017 and 2016, was $206 and $177, respectively.

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

5. Accrued Expenses
Accrued expenses consist of the following:

	Year ended December 31,
	2017	2016
Employee compensation and benefits	$646	$713
Commercial manufacturing	489	939
Professional services	335	459
Other	829	591
Total accrued expenses	$2,299	$2,702

Included within accrued professional services at December 31, 2017 is $216 of professional fees related to the Company's securities offering that was completed in December. Included within accrued employee compensation and benefits at December 31, 2016 is $626 of employee post-employment severance associated with the Company's restructuring that was completed during 2016. See Note 13. There were no further severance accruals remaining at December 31, 2017.
Accrued commercial manufacturing expenses at December 31, 2017 and December 31, 2016, is comprised of the current portion of the Company's terminated biopolymer manufacturing contract obligation See Note 13.
6. Commitments and Contingencies

Leases
The Company rents its facilities under operating leases, which expire at various dates through December 2026. Rent expense within continuing operations under operating leases for the years ended December 31, 2017 and 2016, was $954 and $1,889, respectively.
At December 31, 2017, the Company's future minimum payments required under operating leases are as follows:

Year ended December 31,	Minimum lease payment
2018	$917
2019	855
2020	734
2021	654
2022	676
2023 and thereafter	2,832
Total	$6,668

Lease Commitments
In 2016 the Company entered into a lease agreement, pursuant to which the Company leases approximately 29,622 square feet of office and research and development space located at 19 Presidential Way, Woburn, Massachusetts. The lease began on June 1, 2016 and will end on November 30, 2026. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $307. Pursuant to the lease, the Company also will pay certain taxes and operating costs associated with the premises throughout the term of the lease. During the buildout of the rented space, the landlord paid $889 for tenant improvements to the facility and an additional $444 for tenant improvements that result in increased rental payments by the Company. The current and non-current portions of the lease incentive obligations related to

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

the landlord’s contributions toward the cost of tenant improvements are recorded within accrued expenses and long-term lease incentive obligation, respectively, in the Company's consolidated balance sheet contained herein.
On October 10, 2016, the Company entered into a sublease agreement with a subsidiary of CJ for the sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The subleased space was determined to be in excess of the Company's needs as a result of its strategic shift to Yield10 Bioscience and the related 2016 restructuring of its operations. The sublease is coterminous with the Company's master lease. CJ will pay rent and operating expenses equal to approximately one-third of the amounts payable to the landlord by the Company, as adjusted from time-to-time in accordance with the terms of the master lease. Total future minimum operating lease payments of $6,668 shown above are net of the CJ sublease payments. In October 2016, CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
The Company also leases approximately 13,702 square feet of office and laboratory space at 650 Suffolk Street, Lowell, Massachusetts. The lease for this facility expires in May 2020, with an option to renew for one five-year period. The Company is currently working with a commercial real estate broker to locate a subtenant for this space. The Company's wholly-owned subsidiary, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada, leases approximately 4,100 square feet of office, laboratory and greenhouse space. MOI's leases for its various leased facilities expire between July 31, 2018 and September 30, 2018.
Contractual Commitments
In connection with the wind down of its biopolymer operations, the Company ceased pilot production of biopolymer material and reached agreements with the owner-operators of its biopolymer production facilities regarding the termination of their services. The Company recorded contract termination costs related to these manufacturing agreements of $2,641 during 2016, which is included within discontinued operations in the Company's statement of operations for the year ended December 31, 2016. As of December 31, 2017, approximately $489 of the obligations remain outstanding with the last payment due by May 2018. This remaining contractual liability is included in accrued expenses within the Company's consolidated balance sheet at December 31, 2017.
Litigation
From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.
Guarantees
As of December 31, 2017 and 2016, the Company did not have significant liabilities recorded for guarantees.

The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Yield10 Bioscience has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2017 and December 31, 2016.

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

7. License Agreements and Related Parties
The Company previously licensed certain technology to Tepha, Inc., ("Tepha") a related party, for use in medical applications. Dr. Sinskey, a member of Yield10's Board of Directors, serves on the board of Tepha, Dr. Peoples and Dr. Sinskey are stockholders of Tepha and Yield10 owns 648,149 shares of Tepha's Series A redeemable convertible preferred stock. During May 2016, the Company entered into an amendment to its license agreement with Tepha in which the Company received a lump sum payment of $2,000 in consideration for an early buyout of all future royalties under the agreement and the licensing of two additional production strains and related intellectual property that was fully delivered to Tepha during 2016. The Company recognized $2,272 of license and royalty revenue from Tepha for the year ended December 31, 2016. During 2016, the Company also received $11 from Tepha in connection with their purchase of certain laboratory equipment previously used in the Company's biopolymer operations. At December 31, 2016, the Company had outstanding receivables due from Tepha of $1. After 2016, the Company has had no further licensing or royalty arrangements with Tepha that would generate revenue or incur expenses.
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
The patents underlying these license agreements are now owned by CJ. As a consequence of this sale and the Company's discontinuation of its biopolymer operations, license fee and royalty revenue is included within income (loss) from discontinued operations within the Company's consolidated statements of operations for the year ended December 31, 2016. See Note 14.
8. Capital Stock

Common Stock
On December 27, 2017, the Company held a special meeting of its stockholders in which the stockholders approved an amendment to the Company's Certificate of Corporation to decrease from 250,000,000 shares to 40,000,000 shares the aggregate number of shares of common stock that are authorized to be issued. As a result of this vote, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to decrease the number of authorized shares effective on the date of the special meeting.
During December 2017, the Company closed on a public offering of its securities, receiving cash proceeds of $13,318, net of issuance costs of $1,171 that were paid as of December 31, 2017. The Company will pay remaining offering costs of $221 during its first quarter of 2018. The offering included 4,667,000 Class A Units, priced at a public offering price of $2.25 per unit, with each unit consisting of one share of common stock, a Series A five-year expiration warrant to purchase one share of common stock at an exercise price of $2.25 per share, and a Series B nine-month expiration warrant to purchase 0.5 share of common stock at an exercise price of $2.25 per share, and 3,987 Class B Units, priced at a public offering price of $1,000 per unit, with each unit consisting of one share of preferred stock, having a conversion price of $2.25, Series A five-year warrants to purchase 445 shares of common stock at an exercise price of $2.25 per share, and Series B nine-month warrants to purchase 223 shares of common stock with an exercise price of $2.25 per share. The Company determined that both the preferred stock and the warrants should be recorded within stockholders' equity at December 31, 2017.
Proceeds received from the offering were allocated to the various elements of the offering based on their relative fair values. The fair value of the Common Stock is its closing market price on the December 21, 2017, the closing date of the offering. The Series A Convertible Preferred Stock was valued on an as-if-converted basis based on the underlying common stock and the Series A and Series B warrants were valued using the Black-Scholes model with the following weighted-average input at the time of issuance:

•	an expected term of 5.0 years and 0.75 years for the Series A and Series B warrants, respectively,

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

•	risk free rates of 2.2 percent and 1.7 percent for the Series A and Series B warrants, respectively, based on the published rates of U.S. treasury bills with similar terms, and

•	volatility of 125 percent based on the Company’s historical volatility.
After allocation of the proceeds, the effective conversion price of the Series A Convertible Preferred Stock was determined to be beneficial and, as a result, the Company immediately recorded a one-time non-cash deemed dividend of $1,427 equal to the intrinsic value of the beneficial conversion feature. The Series A Convertible Preferred Stock does not have a stated redemption date, and as a consequence, accounting guidance requires immediate recognition of a beneficial conversion feature rather than amortization of the benefit over time. The Series A Convertible Preferred Stock is considered a participating security. In accordance with applicable accounting guidance, the Company's loss of $9,396 from continuing operations has been increased by the amount of the deemed dividend resulting in a net loss attributable to common shareholders of $10,823. As of December 31, 2017, preferred shareholders have converted 2,161 of the preferred shares into 960,445 shares of common stock.
On September 12, 2017, the Company issued warrants to purchase 30,000 shares of common stock to the Company's investor relations consultant, in consideration for services rendered and to be rendered by the consultant. These warrants have an exercise price of $2.90 per share and are exercisable in whole or part at any time during the period commencing on September 12, 2017 and ending on September 11, 2024. The Company reviewed the accounting guidance for warrants and determined that the warrants should be recorded as equity within additional paid-in capital.
On July 7, 2017, the Company completed a registered direct offering of its securities. Proceeds from the transaction were approximately $1,966, net of estimated issuance costs of $317. Investors participating in the transaction purchased a total of 570,784 shares of common stock at a price of $4.00 per share and an equal number of warrants with an exercise price of $5.04 per share, exercisable beginning on the six-month anniversary of the date of issuance. The warrants expire on the sixth anniversary of the date that they become exercisable. The Company reviewed the accounting guidance for warrants and determined that the warrants should be recorded as equity within additional paid-in capital.
On May 26, 2017, the Company effected a 1-for-10 reverse stock split of its common stock. The ratio for the reverse stock split was determined by the Company's board of directors following approval by stockholders at the Company's annual meeting held on May 24, 2017. The reverse stock split reduced the number of shares of the Company's common stock outstanding at the time of the reverse stock split from approximately 28.7 million shares to approximately 2.9 million shares. Proportional adjustments were made to the Company's outstanding stock options and restricted stock units and to the number of shares issued and issuable under the Company's equity compensation plans. The number of authorized shares of the Company's common stock at that time remained at 250,000,000 shares.
In connection with the 2016 wind down of biopolymer operations, the Company ceased pilot production of biopolymer material at its third-party biopolymer pilot production facilities. In September 2016, the Company entered into an early termination agreement with the owner-operator of one of the biopolymer production facilities. As part of the consideration for the early termination, the Company issued 27,500 unregistered shares of Yield10 Bioscience common stock (see Note 13).
In October 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (Aspire) under which Aspire committed to purchase, at the Company's direction, up to an aggregate of $20,000 of shares of Company common stock over a 30 month period. Aspire purchase transactions would have utilized pricing formulas that qualify them as variable rate transactions, as defined in the securities purchase agreement entered into in connection with the Company's securities offering completed in July 2017. Because variable rate transactions are prohibited by the securities agreement entered into in conjunction with the Company's July 7, 2017 offering, the Aspire facility is no longer available to the Company as a source of capital. During the year ended December 31, 2017, the Company wrote off its deferred equity offering costs of $622 related to the Aspire agreement since the Company no longer intends to pursue transactions under this agreement. Expense related to this write off of deferred equity offering costs are included within general and administrative expense within the Company's condensed consolidated statements of operations for the year ended December 31, 2017, included herein.

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

Preferred Stock
The Company's certificate of incorporation, as amended and restated, authorizes it to issue up to 5,000,000 shares of $0.01 par value preferred stock.
As discussed above, during December 2017 the Company closed on a public offering of its securities that included issuance of 3,987 shares of Series A Convertible Preferred Stock. Each preferred share is convertible, at the holder's option, into 445 shares of common stock at a conversion price of $2.25 per share, subject to adjustments as a result of stock dividends and stock splits. Holders of the Series A Convertible Preferred Stock are entitled to certain purchase rights that provide them with the opportunity to participate in subsequent rights offerings on the same terms that holders of Common Stock would receive as if the preferred stock were fully converted into common shares. If the Company enters into certain Fundamental Transactions, as defined in the offering documents, including mergers, asset sales or other business combinations, preferred shareholders are entitled to participate and receive value equal to common shareholders, on a converted basis. The Series A Convertible Preferred Stock has no maturity date and holders of the Series A Convertible Preferred Stock have no voting rights, with the exception that an affirmative vote of a majority of the holders of any remaining outstanding preferred shares is required in order to change the preferences or rights of the preferred shares. The Series A Preferred Stock is not redeemable by the Company and preferred shareholders are entitled to receive dividends on the preferred shares equal to and in the same form as dividends paid on shares of Common Stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Series A Convertible Preferred Stock are entitled to receive out of the assets, whether capital or surplus, the same amount that holders of common stock would receive as if the preferred stock were fully converted to common shares. The Series A Preferred Stock is convertible, at the Company's option, if during any 30 consecutive trading days the closing market price of the Company's Common Stock exceeds $6.75 per share, subject to certain adjustments for stock splits, recapitalizations and stock dividends, and the daily dollar trading volume exceeds $175.
The Company determined the Series A Convertible Preferred Stock should be classified as equity as it is not mandatorily redeemable, there are no unconditional obligations requiring the Company to settle in a variable number of common shares or settle through the transfer of assets and the monetary value of the preferred shares is fixed. As of December 31, 2017, 2,161 preferred shares had been converted to 960,445 shares of common stock, leaving a remaining balance of 1,826 shares of the Series A Convertible Preferred Stock outstanding as of that date. Through March 5, 2018, an additional 1,718 shares of the Company's Series A Convertible Preferred Stock were converted into 763,556 shares of common stock. Once converted, the shares of converted Series A Convertible Preferred Stock are restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors. At December 31, 2016 there were no shares of preferred stock issued or outstanding.
Warrants
The following table summarizes information with regard to outstanding warrants to purchase common stock as of December 31, 2017:

Issuance	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
June 2015 Private Placement	393,300	$39.80	June 15, 2019
July 2017 Registered Direct Offering	570,784	$5.04	January 7, 2024
December 2017 Public Offering - Series A	6,439,000	$2.25	December 21, 2022
December 2017 Public Offering - Series B	3,219,502	$2.25	September 21, 2018
Consultant	30,000	$2.90	September 11, 2024
Total	10,652,586

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

Reserved Shares
The following common stock shares were reserved for future issuance upon exercise of stock options, release of Restricted Stock Units ("RSUs"), conversion of outstanding Series A Convertible Preferred Stock and conversion of outstanding warrants:

	December 31, 2017	December 31, 2016
Stock Options	702,033	605,077
RSUs	14,367	21,735
Series A Convertible Preferred Stock	811,555	—
Warrants	10,652,586	393,300
Total number of common shares reserved for future issuance	12,180,541	1,020,112
9. Stock-Based Compensation
The Company adopted a stock plan in 2006 (the "2006 Plan"), which provided for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. In October 2014, the 2006 Plan was terminated and the Company adopted a new plan (the "2014 Plan"). No further grants or awards were subsequently made under the 2006 Plan. A total of 146,724 options were awarded from the 2006 Plan and as of December 31, 2017, 24,984 of these options remain outstanding and eligible for future exercise.
The 2014 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. A total of 663,104 options have been awarded from the 2014 Plan and as of December 31, 2017, 657,882 of these options remain outstanding and eligible for future exercise. A total of 144,541 restricted stock awards have been awarded from the 2014 Plan and as of December 31, 2017, 14,367 of these restricted stock awards are unvested and outstanding.
Expense Information for Employee Stock Awards
The Company recognized stock-based compensation expense, related to employee stock awards, including awards to non-employees and members of the Board of Directors, of $1,395 and $848 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, there was approximately $986 of stock-based compensation expense related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 0.81 years.
Stock Options
Options granted under the 2006 Plan and the 2014 Plan (the "Plans") generally vest ratably over periods of one to four years from the date of hire for new employees, or date of award for existing employees, or date of commencement of services with the Company for non-employees, and generally expire ten years from the date of issuance. The Company's policy is to issue new shares upon the exercise of stock options.
On October 26, 2016, the Company's Compensation Committee granted stock options for a total of 456,000 shares to employees who remained with the Company after the Company's strategic restructuring was completed. Each option has an exercise price per share equal to the fair market value of the Company's common stock on the date of grant, vests in 4 equal semi-annual installments at a rate of 25 percent per installment over 2 years, and has a term of ten years from the date of grant.
On November 4, 2016, the Company's former chief executive officer ("CEO"), was granted stock options for 75,000 shares upon the execution of separation and release agreements relating to the termination of his employment with the Company. These options have an exercise price per share equal to the fair market value of the Company's common stock on

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

the date of grant, were fully vested on the date of grant, became exercisable on the effective date of the release agreement, and will remain exercisable through December 19, 2023. The Company recognized the full fair value of this award as stock compensation expense in its fiscal year ended December 31, 2016.
In December 2013, the Company's Board of Directors granted a non-qualified stock option award for the purchase of 19,167 shares of common stock to its former CEO in connection with his agreement to serve as a member of the Company's Board and to accept employment as its President and Chief Executive Officer. Upon execution of his separation agreement on November 4, 2016, the 14,375 remaining unvested stock options under this award became fully vested. The Company accounted for this vesting as an award modification and recorded the new fair value of the remaining options as expense during the Company's fiscal year ended December 31, 2016.
A summary of the activity related to the shares of common stock covered by outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2016	605,077	$34.49
Granted	122,998	2.75
Exercised	—	—
Forfeited	(2,534)	5.55
Expired	(23,508)	417.30
Balance at December 31, 2017	702,033	16.21	8.40	$—
Vested and expected to vest at December 31, 2017	702,033	16.21	8.38	—
Exercisable at December 31, 2017	436,522	22.87	8.12	—
The weighted average grant date fair value per share of options granted during fiscal years 2017 and 2016, was $2.10, and $3.06, respectively. No options were exercised during 2017 and 2016, and therefore the intrinsic value for exercised options during the two years was not applicable. The weighted average remaining contractual term for options outstanding as of December 31, 2017 was 8.4 years.
For the years ended December 31, 2017, and 2016, the Company determined the fair value of stock options using the Black-Scholes option pricing model with the following assumptions for option grants, respectively:

Year Ended December 31,
	2017	2016
Expected dividend yield	—	—
Risk-free rate	1.79% - 2.20%	1.24% - 2.04%
Expected option term (in years)	5.3-5.5	5.4-5.7
Volatility	97% - 104%	93% - 96%

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
The stock price volatility and expected terms utilized in the calculation involve management's best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The accounting standard for stock-based compensation requires that the Company recognize compensation expense for only the portion of options that vest. The Company recognizes stock option forfeitures resulting from award terminations in the period in which the occurs.

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

Restricted Stock Units
The Company records stock compensation expense for RSUs on a straight line basis over their vesting period based on each RSU's award date market value. During the year ended December 31, 2017, the Company awarded a total of 25,337 RSUs to its non-employee directors in lieu of cash compensation for their services. These RSUs vested upon issuance resulting in immediate recognition of stock compensation expense for the fair value of the awards.
The Company initiated use of RSUs as a broad-based form of long-term compensation incentive for its officers, directors and employees during 2015. During 2015, the Company awarded 20,397 RSUs under the 2014 Plan to members of senior management pursuant to elections previously made by the senior managers to convert a portion of their 2014 performance bonuses from cash to equity. These RSUs vested one year later on April 1, 2016. During the year ended December 31, 2015, the Company also awarded a total of 90,682 additional long-term incentive RSUs to senior management and employees. These RSUs vest in 4 equal annual installments beginning one year after the date of grant, subject to service conditions. Also during 2015, the Company awarded 8,125 RSUs to its non-employee directors that vested on May 28, 2016.
Upon execution of the separation agreement with our former CEO on November 4, 2016, the Company accelerated the vesting of 15,125 previously outstanding RSUs awarded to him in 2015. The Company recorded stock compensation expense for the fair value of these RSUs during its fiscal year ended December 31, 2016, as a result of the accelerated vesting. The accelerated vesting of the RSUs and existing stock options previously discussed was provided pursuant to the terms of the separation agreement in lieu of any cash severance and a 2016 cash bonus payable under the CEO's previous employment agreement.
The Company will pay minimum required income tax withholding associated with RSUs for its employees. As the RSUs vest, the Company will withhold a number of shares with an aggregate fair market value equal to the minimum tax withholding amount (unless the employee makes other arrangements for payment of the tax withholding) from the common stock issuable at the vest date. During the years ended December 31, 2017 and December 31, 2016, the Company withheld vested shares with a fair value of $12 and $296 to pay for minimum tax withholding associated with RSU vesting.
A summary of RSU activity for the year ended December 31, 2017 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2016	21,735
Awarded	25,337
Released	(32,542)
Forfeited	(163)
Outstanding at December 31, 2017	14,367	0.75

Weighted average remaining recognition period (years)	1.25
Weighted average grant date fair value of RSUs granted during the year ended December 31, 2017	$4.63
Expense Information for Non-employee Stock Awards
During the year ended December 31, 2016, the Company granted stock options to purchase 5,500 shares of common stock to non-employee members of the Company's scientific advisory board. The compensation expense related to these options is to be recognized over a period of 2 years. The granted options vest 50% annually and such vesting is contingent upon future services provided by the advisors to the Company. No options were awarded for the year ended December 31, 2017 to non-employees. Options remaining unvested for non-employees are subject to remeasurement each reporting period prior to their vesting in full. Since the fair market value of the options issued to non-employees is subject to change in the future, the compensation expense recognized each year may not be indicative of future stock-based compensation charges.

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

10. Income Taxes
Tax Cuts and Jobs Act
In December 2017, the Tax Cuts and Jobs Act, or the Tax Act ("TCJA"), was signed into law. Among other things, the Tax Act permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $10,609 to income tax expense in continuing operations and a corresponding reduction the Company's valuation allowance. There is no impact, therefore, to the Company's income statement for the year ended December 31, 2017 as a result of the reduction in federal income tax rates. The Company's preliminary estimate of the TCJA and the remeasurement of its deferred tax assets and liabilities is subject to the finalization of management's analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of its tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting TCJA may require further adjustments and changes to the Company's estimates. The final determination of the TCJA and the remeasurement of the Company's deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.
Income Taxes and Deferred Tax Assets and Liabilities
The components of loss from continuing operations before provision for income taxes consist of the following:

	Year Ended December 31,
	2017	2016
Domestic	$(9,523)	$(10,318)
Foreign	126	48
Loss before taxes	$(9,397)	$(10,270)
Significant components of the Company's net deferred tax assets are as follows:

	Year Ended December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carryforward	$20,490	$25,182
Capitalization of research and development expense	1,606	2,634
Credit carryforwards	2,493	2,048
Depreciation	990	1,505
Stock compensation	1,035	2,414
Other temporary differences	794	1,202
Total deferred tax assets.	27,408	34,985
Valuation allowance	(27,408)	(34,985)
Net deferred tax assets	—	—
Deferred Tax Liabilities:
Other temporary differences	—	—
Net deferred taxes	$—	$—

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance and due to a reduction in deferred tax assets as a result of the rate reduction under TCJA.
Tax Rate
The items accounting for the difference between the income tax benefit computed at the federal statutory rate of 34% and the provision for income taxes were as follows:

	Year Ended December 31,
	2017	2016
Federal income tax at statutory federal rate	34.0%	34.0%
State taxes	4.9%	5.0%
Permanent differences	(2.3)%	(1.9)%
Tax credits	3.7%	7.4%
Federal rate change under tax reform	(112.9)%	0.0%
State rate change on deferred balances	0.1%	(0.6)%
Impact of ownership change	0.0%	(6.1)%
Stock compensation	(12.7)%	(22.9)%
Other	1.2%	(0.5)%
Change in valuation allowance	84.0%	(3.7)%
Total	0.0%	10.7%

Tax Attributes
At December 31, 2017, the Company had net operating loss carryforwards (NOLs) for federal, state and international income tax purposes of approximately $72,941, $68,028 and $2,702, respectively. The Company's existing federal and state net operating loss carryforwards will begin to expire on various dates through 2037. The Company also had available research and development and investment tax credits for federal and state income tax purposes of approximately $1,282 and $787, respectively. These federal and state research and development credits will begin to expire on various dates through 2037. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets.
Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed an evaluation of its ownership changes through December 31, 2015 and determined that an ownership change occurred on August 22, 2014 in connection with an equity offering. As a consequence of this ownership change, the Company's NOLs, tax credit carryforwards and other tax deductions allocable to the tax periods preceding the ownership change became subject to limitation under Section 382. The Company has reduced its associated deferred tax assets accordingly. The Company has not yet completed an evaluation of ownership changes for the years 2016 and 2017. To the extent an ownership change occurs in the future, the net operating loss, credit carryforwards and other deferred tax assets may be subject to further limitations.

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

Other
The tax years 2014 through 2017 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. The statute of limitations for net operating losses utilized in future years will remain open beginning in the year of utilization.
The Company's policy is to record estimated interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties recorded related to uncertain tax positions.
For the year ended December 31, 2016, the Company recognized tax expense of $1,097 as a result of net income recorded for discontinued operations. This tax expense is offset in consolidation by a tax benefit of $1,097 as a result of the Company's net loss from continuing operations during that tax year.
No additional provision has been made for U.S. income taxes related to the undistributed earnings of the wholly-owned subsidiaries of Yield10 Bioscience, Inc. or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries as the amounts are not significant. As such, earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings.  A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed.  It is not practical to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investment in subsidiaries.  Unremitted earnings at December 31, 2017 and December 31, 2016 approximated $482 and $346, respectively. As a result of TCJA, the Company is reviewing its position but does not believe there will be a material impact. The Company will finalize its analysis by the fourth quarter of 2018.
11. Employee Benefits
The Company maintains a 401(k) savings plan in which substantially all of its regular U.S. employees are eligible to participate. Participants may contribute up to 60% of their annual compensation to the plan, subject to eligibility requirements and annual IRS limitations. The Company's plan provides for a matching contribution in common stock of up to 4.5% of a participant's total compensation dependent upon the level of participant contributions made during the plan year. Pursuant to this plan, the Company issued 22,493, and 31,912 shares of common stock during the years ended December 31, 2017, and 2016, respectively, and recorded $86, and $281, respectively, of related expense. Company contributions are fully vested upon issuance.

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

12. U.S. Department of Energy Grants
In 2015, the Company entered into a multi-year $1,997 grant agreement entitled, Production of High Oil, Transgene Free Camelina Sativa Plants through Genome Editing, with the U.S. Department of Energy for the development of Camelina sativa feedstock. The Company is using the funds to perform research to increase oil content and/or seed yield to maximize oil yields per acre. Continued receipt of grant proceeds is contingent upon the availability of government appropriated funds and the Company's ability to make substantial progress towards meeting the objectives of the award. The Company recognizes revenue from the grant over the term of the agreement as it incurs related research and development costs and provided it meets its prorated cost-sharing obligation of approximately $500. During the years ended December 31, 2017 and 2016, the Company recognized $913 and $913, respectively, in revenue related to this grant. The grant is expected to complete in June 2018.
In 2011, the Company entered into a multi-year $6,000 grant agreement entitled, Renewable Enhanced Feedstocks for Advanced Biofuels and Bioproducts, with the U.S. Department of Energy for the development of switchgrass. The Company used the funds to perform research to enhance the yield of bio-based products, biopower, or fuels made from switchgrass to produce denser biomass and other products that can be further processed to make fuels such as butanol, chemicals such as propylene, and other materials to improve the economic competitiveness of future biorefineries. The Company recognized revenue from the grant over the term of the agreement as it incurred related research and development costs and it met its prorated cost-sharing obligation of approximately $3,900. During the year ended December 31, 2016, the Company recognized the final $1,028 in revenue related to this grant.
13. Restructuring
In July 2016, the Company announced a strategic restructuring under which Yield10 Bioscience became the core business and the biopolymer operations were discontinued. As part of its strategic restructuring, the Company substantially reduced staffing levels, and in January 2017, the Company formally changed its name to Yield10 Bioscience, Inc. See Note 14, Discontinued Operations.
In connection with the wind down of biopolymer operations, the Company ceased pilot production of biopolymer materials and reached agreements with the owner-operators of its biopolymer production facilities regarding the termination of their services. Through December 31, 2017, the Company made cumulative cash payments of $1,956, issued 27,500 shares of company common stock with a fair market value of $85 and transferred certain biopolymer-related production equipment with a net book value of $111 to settle a portion of these agreements and other restructuring activities. Remaining cash restructuring costs at December 31, 2017, of $489 are expected to be paid out at various times through May 2018.

	Biopolymer Production Agreements	Employee Severance and Related Costs	Total
Aggregate Charges and Amounts Accrued	$2,641	$872	$3,513
Paid in Cash	(1,956)	(872)	(2,828)
Paid through Stock and Equipment	(196)	—	(196)
Ending Balance Accrued at December 31, 2017	$489	$—	$489
With the exception of approximately $226 of the $872 in employee severance and related costs incurred for non-biopolymer employees, total restructuring costs shown in the table above were classified within discontinued operations in the Company's consolidated statement of operations for the year ended December 31, 2016. Amounts related to the biopolymer production agreements were included in research and development expenses within discontinued operations for the year ended December 31, 2016, as shown in Note 14. Remaining unpaid manufacturing contract termination costs of $489 are included in accrued expenses in the Company's consolidated balance sheet at December 31, 2017.
14. Discontinued Operation

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
The Company has not and will not have further involvement in the operations of the discontinued biopolymer business.
The following are the major items comprising income or loss from discontinued operations for the year ended December 31, 2016.

Year Ended December 31, 2016
Total revenue	$4,945
Costs and expenses:
Cost of product revenue	793
Research and development	9,854
Selling, general and administrative	1,449
Net gain on sales of biopolymer assets	(9,833)
Total costs and expenses	2,263
Income from discontinued operations before income tax provision	$2,682
Income tax provision	(1,097)
Total net income (loss) from discontinued operations	$1,585
The following are the non-cash operating items and investing items related to discontinued operations for the year ended December 31, 2016.

Year Ended December 31, 2016
Non-cash operating items:
Depreciation	$326
Charge for 401(k) company common stock match	$118
Stock-based compensation	$217
Inventory impairment	$199
Non-cash restructuring expense paid through stock and equipment	$196
Gain on sale of discontinued operation and property and equipment	$(9,833)

Investing item:
Purchases of property and equipment	$193

YIELD10 BIOSCIENCE, INC.
(formerly known as Metabolix, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

15. Geographic Information
The geographic distribution of the Company's revenues and long-lived assets from continuing operations is summarized as follows:

	U.S.	Canada	Eliminations	Total
Year Ended December 31, 2017
Net revenues to unaffiliated customers	$944	$—	$—	$944
Inter-geographic revenues	—	1,154	(1,154)	—
Net revenues	$944	$1,154	$(1,154)	$944
Identifiable long-lived assets	$1,533	$6	$—	$1,539
Year Ended December 31, 2016
Net revenues to unaffiliated customers	$1,159	$—	$—	$1,159
Inter-geographic revenues	—	906	(906)	—
Net revenues	$1,159	$906	$(906)	$1,159
Identifiable long-lived assets	$1,739	$—	$—	$1,739

Foreign revenue is based on the country in which the Company's subsidiary that earned the revenue is domiciled. During 2017, grant revenue earned from the Company's Camelina grant with the Department of Energy and subaward with North Carolina State University totaled $913 and $30, or 97% and 3%, respectively, of total revenue. During 2016, revenue earned from the Company's Camelina grant and subaward with North Carolina State University totaled $913 and $246, or 79% and 21% of total revenue.