Form 10-Q
period 2018-06-30
YIELD10 BIOSCIENCE, INC.
filed 2018-08-09
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2018 was 10,011,395.

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended June 30, 2018

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$3,168	$14,487
Short-term investments	6,486	—
Accounts receivable	29	54
Unbilled receivables	43	65
Prepaid expenses and other current assets	378	311
Total current assets	10,104	14,917
Restricted cash	332	317
Property and equipment, net	1,477	1,539
Other assets	98	109
Total assets	$12,011	$16,882

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$34	$76
Accrued expenses	1,455	2,299
Total current liabilities	1,489	2,375
Lease incentive obligation, net of current portion	941	1,005
Total liabilities	2,430	3,380

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Series A Convertible Preferred Stock ($0.01 par value per share); 5,000,000 shares authorized at June 30, 2018 and December 31, 2017; 0 and 1,826 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	818
Common stock ($0.01 par value per share); 60,000,000 shares and 40,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; 9,991,977 and 9,089,159 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	100	91
Additional paid-in capital	357,013	355,431
Accumulated other comprehensive loss	(99)	(85)
Accumulated deficit	(347,433)	(342,753)
Total stockholders’ equity	9,581	13,502
Total liabilities and stockholders’ equity	$12,011	$16,882

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Grant revenue	$285	$293	$345	$617
Total revenue	285	293	345	617

Expenses:
Research and development	1,253	1,138	2,347	2,247
General and administrative	1,452	1,866	2,725	3,142
Total expenses	2,705	3,004	5,072	5,389
Loss from operations	(2,420)	(2,711)	(4,727)	(4,772)

Other income (net):
Interest income, net	45	2	80	3
Other expense, net	(15)	(18)	(33)	(50)
Total other income (expense), net	30	(16)	47	$(47)
Net loss	$(2,390)	$(2,727)	$(4,680)	$(4,819)

Basic and diluted net loss per share	$(0.24)	$(0.96)	$(0.48)	$(1.69)

Number of shares used in per share calculations:
Basic & Diluted	9,991,460	2,849,069	9,845,902	2,844,492

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss:	$(2,390)	$(2,727)	$(4,680)	$(4,819)
Other comprehensive loss
Change in unrealized gain (loss) on investments	(1)	—	—	—
Change in foreign currency translation adjustment	(9)	2	(14)	—
Total other comprehensive loss	(10)	2	(14)	—
Comprehensive loss	$(2,400)	$(2,725)	$(4,694)	$(4,819)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(4,680)	$(4,819)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	96	106
Charge for 401(k) company common stock match	70	46
Stock-based compensation	596	663
Changes in operating assets and liabilities:
Accounts receivables	54	(147)
Due from related party	—	1
Unbilled receivables	22	26
Prepaid expenses and other assets	(56)	542
Accounts payable	(42)	14
Accrued expenses	(884)	(165)
Contract termination obligation and other long-term liabilities	(64)	(553)
Net cash used for operating activities	(4,888)	(4,286)

Cash flows from investing activities
Purchase of property and equipment	(34)	—
Purchase of short-term investments	(7,986)	—
Proceeds from the sale and maturity of short-term investments	1,500	—
Net cash used for investing activities	(6,520)	—

Cash flows from financing activities
Proceeds from warrants exercised	124	—
Taxes paid related to net share settlement upon vesting of stock awards	(6)	(12)
Net cash provided by (used for) financing activities	118	(12)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	—

Net decrease in cash, cash equivalents and restricted cash	(11,304)	(4,298)
Cash, cash equivalents and restricted cash at beginning of period	14,804	7,741
Cash, cash equivalents and restricted cash at end of period	$3,500	$3,443

Supplemental disclosure of non-cash information:
Offering costs remaining in accrued expenses	$—	$146
Reversal of deferred financing costs related to Aspire stock purchase agreement	$—	$450

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
The foundation technology of Yield10 is based on using two proprietary advanced biotechnology trait gene discovery platforms to improve fundamental crop yield through enhanced photosynthetic carbon capture and increased carbon utilization efficiency to increase seed yield. These platforms are based on the principle that plants which capture and utilize carbon more efficiently will enable more robust crops capable of increased seed yield. Yield10 is working to develop, translate and demonstrate the commercial value of a number of novel yield trait genes from these discovery platforms in major crops. The Company's “Smart Carbon Grid for Crops” metabolic engineering platform has already proven useful in identifying a number of its C3000 series of traits, including the novel yield trait gene C3003 which is being field tested in Camelina and canola in the 2018 growing season. The Company's “T3 Platform,” is based on mining transcription factor network data sets and led to the identification of its C4001, C4002 and C4003 global transcription factor gene traits. These gene traits enabled the Company to engineer switchgrass plants with high rates of photosynthesis and increased biomass yield. The Company is currently repeating its work with C4001 and C4003 in rice and wheat and plans to do so in corn.
Yield10 is currently combining the two trait gene discovery platforms to create an integrated system for identifying key plant gene combinations for modification using genome editing to improve crop performance. Advanced metabolic flux analysis forms the foundation of the GRAIN platform the Company is developing based on Yield10 scientists unique 20-plus years of experience successfully deploying advanced metabolic flux analysis to address critical bottlenecks in carbon metabolism. Based on elements of the GRAIN platform that the Company is already working on, it has identified the C4004 through C4027 series of transcription factor genes that are down-regulated in the Company's high-photosynthesis engineered switchgrass plants as well as a number of new gene targets related to the Company's lead C3003 yield trait. New tools for genome-editing continue to develop at a fast pace and be deployed against known targets which for the most part are focused on changing seed or seed oil composition. However, identifying gene combinations remains an unmet need.
The Company is currently progressing the development of its lead yield trait genes in canola, soybean, rice and wheat to provide step-change yield solutions for enhancing global food security. Yield10 Bioscience is headquartered in Woburn, Massachusetts and has an additional agricultural science facility with greenhouses in Saskatoon, Saskatchewan, Canada.
On May 17, 2018, the Company entered into an exclusive worldwide license from the University of Missouri to two novel gene technologies to boost oil content in crops. Both technologies are based on significant new discoveries around the function and regulation of ACCase, a key rate-limiting enzyme involved in oil production. The first technology, named C3007, is a gene for a negative controller that inhibits the enzyme activity of Acetyl-CoA carboxylase, or ACCase. The second technology, named C3010, is a gene which, if over-expressed, results in increased activity of ACCase. The Company is required to use reasonable efforts to develop licensed products throughout the licensed field and to introduce licensed products into the commercial market. In that regard, the Company is obligated to fulfill certain research, development and regulatory milestones relating to C3007 and C3010, including completion of multi-site field demonstrations of a crop species in which C3007 and C3010 have been introduced, and filing for regulatory approval of a crop species in which C3007 and C3010 have been introduced within a specified period.

During July 2018, the Company also entered into a non-exclusive research license agreement jointly with the Broad Institute of MIT and Harvard and Pioneer, part of Corteva Agriscience™ Agriculture Division of DowDupont, for the use of CRISPR-Cas9 genome-editing technology for crops. The joint license covers intellectual property consisting of approximately 48 patents and patent applications on CRISPR-Cas9 technology controlled by the Broad Institute and Corteva Agriscience. Under the agreement, the Company has the option to renew the license on an annual basis and the right to convert the research license to a commercial license in the future, subject to conditions specified in the agreement. CRISPR technology is uniquely suited to agricultural applications as it enables precise changes to plant DNA without the use of foreign DNA to incorporate new traits. Plants developed using CRISPR genome-editing technology have the potential to be designated as "non-regulated" by the U.S. Department of Agriculture - Animal and Plant Health Inspection Service ("USDA-APHIS") for development and commercialization in the U.S., which could result in shorter developmental timelines and lower costs associated with commercialization of new traits in the U.S. as compared to regulated crops.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Yield10 in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2018 and June 30, 2017.
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
As of June 30, 2018, the Company held unrestricted cash, cash equivalents and short-term investments of $9,654. The Company follows the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its financial statements are issued. Based on its current cash forecast, management expects that the Company's present capital resources will be sufficient to fund its planned operations and meet its obligations into the third quarter of 2019. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. The Company has evaluated the guidance of ASC Topic 205-40 in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its financial statements are issued. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional government grant or collaborative arrangements with third parties, as to which no assurance can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required or if the Company is unsuccessful in entering into collaborative arrangements for further research, management may be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down its operations and pursue options for liquidating its remaining assets, including intellectual property and equipment. Based on its cash forecast, management has determined that the Company's present capital resources are unlikely to be sufficient to fund its planned operations for the twelve months from the date that the financial statements are issued, which raises substantial doubt about the Company's ability to continue as a going concern.
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

2. ACCOUNTING POLICIES
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date. During the six months ended June 30, 2018, the Company adopted the following new accounting guidance.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The new standard provides uniform guidance for the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts included in restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for the Company for its fiscal year beginning January 1, 2018, including interim periods, and requires a retrospective presentation of each period presented. As a result, the Company's Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and June 30, 2017 have been prepared in accordance with the new requirements of ASU 2016-18.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's Condensed Consolidated Balance Sheets included herein:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$3,168	$14,487
Restricted cash	332	317
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$3,500	$14,804
Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $332 at June 30, 2018 and $317 at December 31, 2017 primarily consists of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.
Investments
The Company considers all investments purchased with an original maturity date of more than ninety days at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments. All other investments are classified as long-term. The Company held no long-term investments at June 30, 2018 and no short or long-term investments at December 31, 2017.
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
At June 30, 2018, 89% of the Company's total accounts and unbilled receivables of $72 are due from the Company's government grant with the Department of Energy ("DOE") or from its DOE sub-award contract with Michigan State University ("MSU").

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
The number of shares of potentially dilutive common stock presented on a weighted average basis, related to options, restricted stock units and warrants (prior to consideration of the treasury stock method) that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2018 and June 30, 2017, respectively, are shown below. Issued and outstanding warrants shown in the table below are described in greater detail in Note 10, contained herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options	1,117,827	544,276	910,427	617,741
Restricted stock units	7,101	14,382	10,660	17,992
Warrants	10,597,486	393,300	10,597,486	393,300
Total	11,722,414	951,958	11,518,573	1,029,033
4. INVESTMENTS
The Company's investments consist of the following:

	Accumulated Cost	Unrealized		Market Value
June 30, 2018		Gain	(Loss)
Short-term investments
Government securities	$6,486	$—	$—	$6,486
Total	$6,486	$—	$—	$6,486
The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less at the date of purchase to be cash equivalents, and investments purchased with an original maturity date of more than ninety days at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments.  All other investments are classified as long-term. There were no long-term investments as of June 30, 2018 or December 31, 2017, and no short-term investments at December 31, 2017.
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

5. FAIR VALUE MEASUREMENTS
The Company has certain financial assets recorded at fair value which have been classified as either Level 1 or 2 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date.  Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input.  At June 30, 2018 and December 31, 2017, the Company did not own any Level 3 financial assets.
The Company’s financial assets classified as Level 2 at June 30, 2018, were initially valued at the transaction price and subsequently valued utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2018.
The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2018
Cash equivalents:
Money market funds	$2,594	$—	$—	$2,594
Short-term investments:
U.S. government and agency securities	—	6,486	—	6,486
Total	$2,594	$6,486	$—	$9,080

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Cash equivalents:
Money market funds	$11,025	$—	$—	$11,025
Total	$11,025	$—	$—	$11,025

6. ACCRUED EXPENSES
Accrued expenses consisted of the following at:

	June 30, 2018	December 31, 2017
Employee compensation and benefits	$407	$646
Leased facilities	627	585
Commercial manufacturing	—	489
Professional services	213	335
Other	208	244
Total accrued expenses	$1,455	$2,299
Accrued commercial manufacturing expense at December 31, 2017, is related to the Company's terminated biopolymer manufacturing contract obligation. See Note 11.
7. STOCK-BASED COMPENSATION
2018 Stock Option and Incentive Plan
On May 23, 2018, the Company held its 2018 annual meeting of stockholders (the "Annual Meeting"), at which the stockholders approved the adoption of the Company's 2018 Stock Option and Incentive Plan ("2018 Stock Plan"). The 2018 Stock Plan reserves for issuance 1,300,000 shares of the Company's common stock for grants of incentive stock options, nonqualified stock options, stock grants and stock-based awards. Shares available under the 2018 Stock Plan will be increased on the first day of January 2019 and 2020 in an amount equal to 5% of the outstanding shares of common stock on the day prior to the increase in each respective year or such smaller number of shares of common stock as determined by the Board of Directors.
Expense Information for Employee and Non-Employee Stock Awards
The Company recognized stock-based compensation expense related to stock awards, including awards to non-employees and members of the Board of Directors of $315 and $596 for the three and six months ended June 30, 2018, respectively. The Company recognized stock-based compensation expense related to stock awards of $399 and $663 for the three and six months ended June 30, 2017, respectively. At June 30, 2018, there was approximately $1,695 of pre-tax stock-based compensation expense related to unvested awards not yet recognized.
The compensation expense related to unvested stock options is expected to be recognized over a remaining weighted average period of 3.27 years.
Stock Options
A summary of option activity for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	702,033	$16.21
Granted	976,175	$1.65
Exercised	—	—
Forfeited	(791)	$12.64
Expired	(3,310)	$465.70
Outstanding at June 30, 2018	1,674,107	$6.84

Options vested and expected to vest at June 30, 2018	1,674,107	$—
Options exercisable at June 30, 2018	596,656	$—

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
The Company pays minimum required income tax withholding associated with RSUs for its employees. As the RSUs vest, the Company withholds a number of shares with an aggregate fair market value equal to the minimum tax withholding amount (unless the employee makes other arrangements for payment of the tax withholding) from the common stock issuable at the vest date. During the six months ended June 30, 2018 and June 30, 2017, the Company paid $6 and $12, respectively, for income tax withholdings associated with RSUs that vested during these periods.
A summary of RSU activity for the six months ended June 30, 2018 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2017	14,367
Awarded	—
Common stock issued upon vesting	(7,104)
Forfeited	(162)
Outstanding at June 30, 2018	7,101	0.75

Weighted average remaining recognition period	0.75
8. COMMITMENTS AND CONTINGENCIES
Leases
The Company rents its facilities under operating leases, which expire at various dates through December 2026. Rent expense for the three months and six months ended June 30, 2018 was $272 and $512, respectively. Rent expense for the three and six months ended June 30, 2017, was $268 and $448, respectively.
At June 30, 2018, the Company's future minimum payments required under operating leases are as follows:

Year ended December 31,	Minimum lease payments
2018 (July to December)	$496
2019	968
2020	778
2021	654
2022	676
Thereafter	2,832
Total	$6,404

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
In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The sublease space was determined to be in excess of the Company's needs as a result of its strategic shift to Yield10 Bioscience and the related restructuring of its operations. The sublease term is coterminous with the Company's master lease. CJ pays rent and operating expenses equal to approximately one-third of the amounts payable to the landlord by the Company, as adjusted from time-to-time in accordance with the terms of the master lease. Total future minimum operating lease payments of $6,404 shown above are net of the CJ sublease payments. CJ has provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
The Company also leases approximately 13,702 square feet of office and laboratory space at 650 Suffolk Street, Lowell, Massachusetts. The lease for this facility expires in May 2020. During July 2018, the Company discontinued further use of the Lowell space as a result of decommissioning its computer data and systems backup and disaster recovery operations located within the facility. As a consequence, the Company will record a lease exit charge of approximately $249 during its third quarter for its remaining lease payments in accordance with ASC Topic 420-10, Exit or Disposal Obligations. The Company will continue to make monthly rental payments for the Lowell facility through its expiration in May 2020.
The Company's wholly owned subsidiary, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada, leases approximately 4,100 square feet of office, laboratory and greenhouse space. MOI's leases for its various leased facilities expire between September 30, 2018 and May 31, 2020.
Contractual Commitments
In connection with the discontinuation of biopolymer operations, the Company ceased pilot production of biopolymer material and reached agreements with the owner-operators of its biopolymer pilot production facilities regarding the termination of their services. The Company recorded contract termination costs related to these manufacturing agreements of $2,641 during 2016 and as of June 30, 2018, no further amounts remain outstanding related to these terminated contracts.
Litigation
From time-to-time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.
Guarantees
As of June 30, 2018 and December 31, 2017, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Yield10 Bioscience has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of the indemnifications under these agreements is believed to be minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2018 and December 31, 2017.

9. GEOGRAPHIC INFORMATION
The geographic distribution of the Company’s grant revenues and long-lived assets are summarized in the tables below:

	U.S.	Canada	Eliminations	Total
Three Months Ended June 30, 2018:
Grant revenue from external customers	$285	$—	$—	$285
Inter-geographic revenues	—	372	(372)	—
Revenues	$285	$372	$(372)	$285

Three Months Ended June 30, 2017:
Grant revenue from external customers	$293	$—	$—	$293
Inter-geographic revenues	—	312	(312)	—
Revenues	$293	$312	$(312)	$293

Six Months Ended June 30, 2018:
Grant revenue from external customers	$345	$—	$—	$345
Inter-geographic revenues	—	640	(640)	—
Revenues	$345	$640	$(640)	$345

Six Months Ended June 30, 2017:
Grant revenue from external customers	$617	$—	$—	$617
Inter-geographic revenues	—	533	(533)	—
Revenues	$617	$533	$(533)	$617

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three and six months ended June 30, 2018, revenue earned from the Company's Camelina grant with the U.S. Department of Energy totaled $49 and $109, respectively, and represented 17% and 32% of total revenue. During the three and six months ended June 30, 2017, revenue earned from the Company’s Camelina grants totaled $293 and $586, respectively, and represented 100% and 95%, respectively, of total grant revenue. During the three and six months ended June 30, 2018, revenue earned from the Company's new sub-award with MSU totaled $236 and $236, respectively, and represented 83% and 68%, respectively, of total grant revenue.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Eliminations	Total
June 30, 2018	$1,469	$8	$—	$1,477
December 31, 2017	$1,533	$6	$—	$1,539
10. CAPITAL STOCK

Common Stock
On May 23, 2018, the Company held its Annual Meeting, at which stockholders approved an amendment to the Certificate of Incorporation to increase from 40,000,000 shares to 60,000,000 shares the aggregate number of shares of common stock that are authorized to be issued. As a result of this vote, on May 23, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares. Also at the Annual Meeting, stockholders approved the adoption of the Company's 2018 Stock Plan. The 2018 Stock Plan reserves for issuance 1,300,000 shares of the Company's common stock for grants of incentive stock options, nonqualified stock options, stock grants and stock-based awards. Shares available under the 2018 Stock Plan will be increased on the first day of January 2019 and 2020 in an amount equal to 5% of the outstanding shares of common stock on the day prior to the increase in each respective year or such smaller number of shares of common stock as determined by the Board of Directors.

On December 27, 2017, the Company held a special meeting of its stockholders, at which the stockholders approved an amendment to the Certificate of Incorporation to decrease from 250,000,000 shares to 40,000,000 shares the aggregate number of shares of common stock that are authorized to be issued. As a result of this vote, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware on December 27, 2017 to decrease the number of authorized shares.
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
After allocation of the proceeds, the effective conversion price of the Series A Convertible Preferred Stock was determined to be beneficial and, as a result, the Company recorded a one-time non-cash deemed dividend of $1,427 equal to the intrinsic value of the beneficial conversion feature during its three months ended December 31, 2017. The Series A Convertible Preferred Stock did not have a stated redemption date, and as a consequence, accounting guidance required immediate recognition of the beneficial conversion feature rather than amortization of the benefit over time. As of March 19, 2018, preferred shareholders have converted all 3,987 of the preferred shares into an aggregate of 1,772,000 shares of common stock.
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

As discussed above, during December 2017 the Company closed on a public offering of its securities that included issuance of 3,987 shares of Series A Convertible Preferred Stock. Each preferred share was convertible, at the holder's option, into 445 shares of common stock at a conversion price of $2.25 per share, subject to adjustments as a result of stock dividends and stock splits. The Company determined the Series A Convertible Preferred Stock should be classified as equity since it was not mandatorily redeemable, there were no unconditional obligations requiring the Company to settle in a variable number of common shares or settle through the transfer of assets and the monetary value of the preferred shares was fixed. As of March 19, 2018, all of the 3,987 preferred shares had been converted to an aggregate of 1,772,000 shares of common stock. When converted, the shares of converted Series A Convertible Preferred Stock were restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors.
Warrants
The following table summarizes information with regard to outstanding warrants to purchase common stock as of June 30, 2018:

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
During the six months ended June 30, 2018, a total of 55,100 Series B warrants from the December 2017 public offering were exercised resulting in the issuance of 55,100 shares of common stock and the Company's receipt of $124 in cash proceeds.
Reserved Shares
The following shares of common stock were reserved for future issuance upon exercise of stock options, release of RSUs, conversion of Series A Convertible Preferred Stock and conversion of warrants:

	June 30, 2018	December 31, 2017
Stock Options	1,674,107	702,033
RSUs	7,101	14,367
Series A Convertible Preferred Stock	—	811,555
Warrants	10,597,486	10,652,586
Total number of common shares reserved for future issuance	12,278,694	12,180,541
11. RESTRUCTURING
During 2016, the Company initiated a strategic restructuring under which Yield10 Bioscience became its core business and its biopolymer operations were discontinued. As part of its strategic restructuring, the Company significantly reduced staffing levels and in January 2017, the Company formally changed its name to Yield10 Bioscience, Inc.
In connection with the wind down of its biopolymer operations, the Company ceased pilot production of biopolymer materials and reached agreements with the owner-operators of its biopolymer production facilities regarding the termination of these services. Through May 2018, the Company made cash payments of $3,317, issued 27,500 shares of common stock with a fair value of $85 and transferred certain biopolymer-related production equipment with a net book value of $111 to settle these agreements and other restructuring activities. At June 30, 2018, the Company has no further restructuring obligations outstanding.

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
Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning our business plans and strategies; the expected results of our strategic restructuring to focus on Yield10 Bioscience as our core business; expected future financial results and cash requirements; plans for obtaining additional funding; plans and expectations that depend on our ability to continue as a going concern; and plans for development and commercialization of our Yield10 technologies. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, risks related to the execution of our business plans and strategies, risks associated with the protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption "Risk Factors" in Part I, Item 1A, of the Company's Annual Report on Form 10-K for its year ended December 31, 2017 and in our other filings with the Securities and Exchange Commission.
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
The foundation technology of Yield10 is based on using two proprietary advanced biotechnology trait gene discovery platforms to improve fundamental crop yield through enhanced photosynthetic carbon capture and increased carbon utilization efficiency to increase seed yield. These platforms are based on the principle that plants which capture and utilize carbon more efficiently will enable more robust crops capable of increased seed yield. We are working to develop, translate and demonstrate the commercial value of a number of novel yield trait genes from these discovery platforms in major crops. Our “Smart Carbon Grid for Crops” metabolic engineering platform has already proven useful in identifying a number of our C3000 series of traits, including the novel yield trait gene C3003 which is being field tested in Camelina and canola in the 2018 growing season. Our “T3 Platform,” is based on mining transcription factor network data sets and led to the identification of our C4001, C4002 and C4003 global transcription factor gene traits. These gene traits enabled us to engineer switchgrass plants with high rates of photosynthesis and increased biomass yield. We are currently repeating our work with C4001 and C4003 in rice and wheat and plan to do so in corn.
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
On May 17, 2018, we entered into an exclusive worldwide license from the University of Missouri to two novel gene technologies to boost oil content in crops. Both technologies are based on significant new discoveries around the function and regulation of ACCase, a key rate-limiting enzyme involved in oil production. The first technology, named C3007, is a gene for a negative controller that inhibits the enzyme activity of Acetyl-CoA carboxylase, or ACCase. The second technology, named C3010, is a gene which, if over-expressed, results in increased activity of ACCase. We are required to use reasonable efforts to develop licensed products throughout the licensed field and to introduce licensed products into the commercial market. In that regard, we are obligated to fulfill certain research, development and regulatory milestones relating to C3007 and C3010, including completion of multi-site field demonstrations of a crop species in which C3007 and C3010 have been introduced, and filing for regulatory approval of a crop species in which C3007 and C3010 have been introduced within a specified period.
During July 2018, the we also entered into a non-exclusive research license agreement jointly with the Broad Institute of MIT and Harvard and Pioneer, part of Corteva Agriscience™, Agriculture Division of DowDupont, for the use of CRISPR-Cas9 genome-editing technology for crops. The joint license covers intellectual property consisting of approximately 48 patents and patent applications on CRISPR-Cas9 technology controlled by the Broad Institute and Corteva Agriscience. Under the agreement, we have the option to renew the license on an annual basis and the right to convert the research license to a commercial license in the future, subject to conditions specified in the agreement. CRISPR technology is uniquely suited to agricultural applications as it enables precise changes to plant DNA without the use of foreign DNA to incorporate new traits. Plants developed using CRISPR genome-editing technology have the potential to be designated as "non-regulated" by USDA-APHIS for development and commercialization in the U.S., which could result in shorter developmental timelines and lower costs associated with commercialization of new traits in the U.S. as compared to regulated crops.
We are currently progressing the development of our lead yield trait genes in canola, soybean, rice and wheat to provide step-change yield solutions for enhancing global food security. Yield10 Bioscience is headquartered in Woburn, Massachusetts and has an additional agricultural science facility with greenhouses in Saskatoon, Saskatchewan, Canada.
As of June 30, 2018, we held unrestricted cash, cash equivalents and short-term investments of $9,654. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our current cash forecast, we expect that our present capital resources will be sufficient to fund our planned operations and meet our obligations into the third quarter of 2019. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. We have evaluated the guidance of ASC Topic 205-40 in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise our outstanding warrants, additional government grant or collaborative arrangements with third parties, as to which no assurance can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required or if we are unsuccessful in entering into collaborative arrangements for further research, we may be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating the Company's remaining assets, including intellectual property and equipment. Based on our cash forecast, we have determined that our present capital resources are unlikely to be sufficient to fund our planned operations for the twelve months from the date that our financial statements are issued, which raises substantial doubt about the Company's ability to continue as a going concern.
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
Government Grants
Our principal source of revenue is government research grants. As of June 30, 2018, $373 remains available under our U.S. government grants. This includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.
On April 17, 2018 we entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Our participation under this grant will be awarded on an annual basis with the first year commencing September 15, 2017 and ending September 14, 2018 for an initial funded amount of $546 . We anticipate that additional option years will be awarded annually to Yield10 through September 14, 2022 for total sub-award funding of $2,957, provided the U.S. Congress continues to appropriate funds for the program, we are able to make progress towards meeting grant objectives and we remain in compliance with other terms and conditions of the sub-award. We commenced work on this grant in September 2017. During our fiscal quarter ended June 30, 2018, total grant revenue of $236 recognized under this award included $108 for work previously performed during the period September 15, 2017 through March 31, 2018.
The status of our government grants is as follows:

Program Title	Funding Agency	Total Government Funds	Total received through	Remaining amount available as of	Grant Expiration
			June 30, 2018	June 30, 2018
Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$546	$201	$345	September 2018
Production of High Oil, Transgene Free Camelina Sativa Plants through Genome Editing ("Camelina")	Department of Energy	1,997	1,969	28	September 2018
Total		$2,543	$2,170	$373
Critical Accounting Estimates and Judgments
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation and strategic restructuring charges. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2018, are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations
Comparison of the Three Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,
	2018	2017	Change
Grant revenue	$285	$293	$(8)
Grant revenue was $285 and $293 for the three months ended June 30, 2018 and 2017, respectively.  Grant revenue for the three months ended June 30, 2018 was derived primarily from the Company's subcontract with MSU. During the three months ended June 30, 2018 the Company recognized revenue of $236 from this award, including $108 of revenue earned as a result of advance work performed from September 15, 2017 through March 31, 2018 prior to our executing the subcontract with MSU in April 2018. During the three months ended June 30, 2017, grant revenue of $293 was earned from the the Company's Camelina grant with DOE.
We anticipate grant revenue will continue to remain lower during 2018 in comparison to 2017 as we complete the the Company's Camelina grant with the DOE. Our new DOE sub-award through MSU is not expected to generate quarterly revenue at the same rate as the expiring Camelina grant.
Expenses

	Three Months Ended June 30,
	2018	2017	Change
Research and development expenses	$1,253	$1,138	$115
General and administrative expenses	1,452	1,866	(414)
Total expenses	$2,705	$3,004	$(299)

Research and Development Expenses
Research and development expenses were $1,253 and $1,138 for the three months ended June 30, 2018 and June 30, 2017, respectively. The increase of $115 is primarily the result of an increase in employee compensation and benefits of $100 in comparison to the three months ended June 30, 2017 and is the result of hiring new research personnel during 2018 and the recording of a three-month proportional accrual for 2018 employee bonuses that are expected to be paid during Q1 2019.
We expect research and development expenses will continue to be higher during the remainder of 2018 in comparison to 2017 as a result of our expanded field testing for crops across multiple locations and our plans to hire a small number of additional research staff to support our research activities.

General and Administrative Expenses
General and administrative expenses decreased $414 from $1,866 during the three months ended June 30, 2017 to $1,452 during the three months ended June 30, 2018. During the three months ended June 30, 2017 we recognized $622 of previously deferred equity offering costs related to a common stock purchase agreement with Aspire Capital Fund, LLC ("Aspire") that terminated before any shares were sold. This decrease was partially offset during the three months ended June 30, 2018 by an increase in patent related legal fees of $108 and an increase in license fees of $65 as a result of our entering into an exclusive technology license with the University of Missouri.
We expect our general and administrative expenses will be consistent during the remainder of 2018 as we continue to carefully monitor our use of cash resources.

Other Income (Expense), Net

	Three Months Ended June 30,
	2018	2017	Change
Other income, net	$45	$2	$43
Other expense, net	(15)	(18)	3
Total other income (expense), net	$30	$(16)	$46
Other income (expense), net, reflects net income of $30 and net expense of $16 for the three months ended June 30, 2018 and June 30, 2017, respectively. Net income during the second quarter of 2018 is primarily the result of $45 of investment income earned from the Company's short-term investments and higher average cash balances held during the quarter. Other expense, net, of $15 and $18 for the three months ended June 30, 2018 and June 30, 2017, respectively, includes interest charges recorded in connection with installment payments made by the Company related to the early termination of a third party manufacturing agreement that ended in 2016.
Comparison of the Six Months Ended June 30, 2018 and 2017
Revenue

	Six Months Ended June 30,
	2018	2017	Change
Grant revenue	$345	$617	$(272)
Grant revenue was $345 and $617 for the six months ended June 30, 2018 and June 30, 2017, respectively.  Grant revenue for the six months ended June 30, 2018 was derived primarily from $236 in revenue recognized for work performed on the Company's subcontract with MSU. During the six months ended June 30, 2017, grant revenue of $587 was earned from the DOE Camelina grant.
Expenses

	Six Months Ended June 30,
	2018	2017	Change
Research and development expenses	$2,347	$2,247	$100
General and administrative expenses	2,725	3,142	(417)
Total expenses	$5,072	$5,389	$(317)

Research and Development Expenses
Research and development expenses increased by $100 from $2,247 during the six months ended June 30, 2017 to $2,347 during the six months ended June 30, 2018. During the six months ended June 30, 2018 employee compensation and benefit expense increased by $210, primarily as a result of hiring new research personnel during 2018 and the recording of a six-month proportional accrual for 2018 employee bonuses. Sponsored research expense decreased by $120 during the six months ended June 30, 2018, primarily as a result of research services performed by North Carolina State University ("NCSU") for us as a sub-awardee under the DOE Camelina grant during the first six months of 2017. NCSU did not perform similar services for us during 2018.
General and Administrative Expenses
General and administrative expenses decreased by $417 from $3,142 during the six months ended June 30, 2017 to $2,725 during the six months ended June 30, 2018. The decrease between the two periods is primarily related to the terminated Aspire stock purchase agreement discussed above, partially offset by an increase in employee compensation and benefits expense of $92 as a result of recording a six-month proportional accrual for 2018 employee bonuses.

Other Income (Expense), Net

	Six Months Ended June 30,
	2018	2017	Change
Other income, net	$80	$3	$77
Other expense, net	(33)	(50)	17
Total other income (expense), net	$47	$(47)	$94
Other income (expense), net, reflects net income of $47 and net expense of $47 for the six months ended June 30, 2018 and June 30, 2017, respectively. Net income during the six months ended December 31, 2018 is primarily the result of $80 of investment income earned from the Company's short-term investments and higher average cash balances held during the six month period. Other expense, net, of $33 and $50 for the six months ended June 30, 2018 and June 30, 2017, respectively, includes interest charges recorded in connection with installment payments made by the Company related to the early termination of a third party manufacturing agreement that ended in 2016.
Liquidity and Capital Resources
Currently, we require cash to fund our working capital needs, to purchase capital assets, to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government research grants and income earned on cash and short-term investments.
Since our inception, we have incurred significant expenses related to our research, development and commercialization efforts. With the exception of a single year, we have recorded losses annually since our initial founding, including the three and six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $347,433. Our total unrestricted cash, cash equivalents and short-term investments as of June 30, 2018, were $9,654 as compared to $14,487 at December 31, 2017. As of June 30, 2018, we had no outstanding debt.
Our cash and cash equivalents are held primarily for working capital purposes. As of June 30, 2018, we had restricted cash of $332. Restricted cash consists of $307 held in connection with the lease agreement for our Woburn, Massachusetts facility and $25 held in connection with corporate credit cards used for incidental purchases.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal and investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of June 30, 2018, we were in compliance with this policy.
We believe that our existing funds, when combined with cash generated from government grants and our access to additional financing sources, if needed, will be sufficient to fund operations and meet our obligations when due, into the third quarter of 2019. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about the Company's ability to continue as a going concern for one year after the date its financial statements are issued. Based on our current cash forecast, we have determined that our present capital resources are unlikely to be sufficient to fund our planned operations for the twelve months from the date that our financial statements are issued, which raises substantial doubt about the Company's ability to continue as a going concern.
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
During 2016, we completed a strategic restructuring of our operations to focus on the Yield10 Bioscience business. We significantly reduced staffing levels and incurred restructuring costs for contract termination and employee post-termination benefits of approximately $3,513. During May 2018 the final payment was made related to our contract termination obligation and as of June 30, 2018, no further restructuring charges remain outstanding. We currently anticipate that we will use approximately $9,000 to $9,500 of cash during 2018, including the final payments we made for restructuring costs.
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
Net cash used for operating activities was $4,888 during the six months ended June 30, 2018, compared to net cash used for operating activities during the six months ended June 30, 2017 of $4,286. Net cash used for operations during the six months ended June 30, 2018 primarily reflects the net loss of $4,680, payment of 2017 employee bonuses of approximately $529 and payment of final obligations totaling $500 related to the Company's strategic restructuring initiated during 2016, partially offset by non-cash expenses, including stock-based compensation expense of $596, depreciation expense of $96 and a 401(k) stock matching contribution expense of $70.
Net cash of $6,520 was used by investing activities during the six months ended June 30, 2018. During the six months ended June 30, 2018, we purchased $7,986 in short-term investments, including U.S. Treasury notes and federal agency bonds. During that period $1,500 of short-term investments matured and converted to cash.
Net cash of $118 was provided by financing activities during the six months ended June 30, 2018, primarily from investor exercises of warrants during the period.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.
Recent Accounting Pronouncements
See Note 2, "Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On April 2, 2018, we issued 19,121 shares of common stock to participants in the Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933, as amended as exempted securities.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2018, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.  OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS.

3.1		Amended and Restated Certificate of Incorporation, as amended, of the Registrant (filed herewith).

10.1	†	2018 Stock Option and Incentive Plan (filed herewith).

10.2
Exclusive License Agreement, dated May 17, 2018, between the Company and the University of Missouri. (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (filed herewith).

31.1		Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

32.1		Section 1350 Certification (furnished herewith).

101.1
The following financial information from the Yield10 Bioscience, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, June 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations, Three and Six Months Ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Loss, Three and Six Months Ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows, Six Months Ended June 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.

	†	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.

August 9, 2018	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2018	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)