Form 10-Q
period 2019-03-31
YIELD10 BIOSCIENCE, INC.
filed 2019-05-15
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	YTEN	The Nasdaq Capital Market

The number of shares outstanding of the registrant’s common stock as of May 10, 2019 was 12,494,731.

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended March 31, 2019

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$6,065	$3,023
Short-term investments	—	2,746
Accounts receivable	45	94
Unbilled receivables	79	66
Prepaid expenses and other current assets	549	448
Total current assets	6,738	6,377
Restricted cash	332	332
Property and equipment, net	1,335	1,385
Right-of-use assets	4,619	4,766
Other assets	71	100
Total assets	$13,095	$12,960

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12	$117
Accrued expenses	621	680
Lease liabilities	869	844
Total current liabilities	1,502	1,641
Lease liabilities, net of current portion	5,398	5,621
Total liabilities	6,900	7,262

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 60,000,000 shares authorized at March 31, 2019 and December 31, 2018; 12,468,219 and 10,025,811 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	125	100
Additional paid-in capital	360,383	357,646
Accumulated other comprehensive loss	(115)	(110)
Accumulated deficit	(354,198)	(351,938)
Total stockholders’ equity	6,195	5,698
Total liabilities and stockholders’ equity	$13,095	$12,960

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Grant revenue	$124	$60
Total revenue	124	60

Expenses:
Research and development	1,223	1,101
General and administrative	1,186	1,276
Total expenses	2,409	2,377
Loss from operations	(2,285)	(2,317)

Other income (expense), net	25	25
Net loss	$(2,260)	$(2,292)

Basic and diluted net loss per share	$(0.22)	$(0.24)

Number of shares used in per share calculations:
Basic & Diluted	10,503,291	9,698,726

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss:	$(2,260)	$(2,292)
Other comprehensive loss
Change in unrealized gain (loss) on investments	—	1
Change in foreign currency translation adjustment	(5)	(5)
Total other comprehensive loss	(5)	(4)
Comprehensive loss	$(2,265)	$(2,296)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(2,260)	$(2,292)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	50	47
Charge for 401(k) company common stock match	24	46
Stock-based compensation	162	281
Noncash lease expense	147	60
Changes in operating assets and liabilities:
Accounts receivables	49	12
Unbilled receivables	(13)	29
Prepaid expenses and other assets	(60)	(125)
Accounts payable	(105)	(27)
Accrued expenses	(92)	(993)
Lease liabilities	(198)	(68)
Net cash used for operating activities	(2,296)	(3,030)

Cash flows from investing activities
Purchase of property and equipment	—	(3)
Purchase of short-term investments	—	(4,002)
Proceeds from the sale and maturity of short-term investments	2,746	11
Net cash provided by (used for) investing activities	2,746	(3,994)

Cash flows from financing activities
Proceeds from warrants exercised	—	124
Proceeds from registered direct offering, net of issuance costs	2,597	—
Net cash provided by financing activities	2,597	124

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(4)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,042	(6,904)
Cash, cash equivalents and restricted cash at beginning of period	3,355	14,804
Cash, cash equivalents and restricted cash at end of period	$6,397	$7,900

Supplemental disclosure of non-cash information:
Purchase of property and equipment included in accounts payable and accrued expenses	$12	$31
Offering costs remaining in accrued expenses	$14	$—

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share amounts)

	Three-Months Ended March 31, 2019
	Series A Convertible
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2018	—	$—	10,025,811	$100	$357,646	$(110)	$(351,938)	$5,698
Non-cash stock-based compensation expense	—	—	—	—	162	—	—	162
Issuance of common stock for 401k match	—	—	20,746	—	17	—	—	17
Issuance of common stock for registered direct offering, net of $349 offering costs	—	—	2,421,662	25	2,558	—	—	2,583
Effect of foreign currency translation	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(2,260)	(2,260)
Balance, March 31, 2019	—	$—	12,468,219	$125	$360,383	$(115)	$(354,198)	$6,195

	Three-Months Ended March 31, 2018
	Series A Convertible
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	1,826	$818	9,089,159	$91	$355,431	$(85)	$(342,753)	$13,502
Non-cash stock-based compensation expense	—	—	—	—	281	—	—	281
Issuance of common stock for 401k match	—	—	12,639	—	22	—	—	22
Issuance of common stock upon conversion of Series A Convertible Preferred Stock	(1,826)	(818)	811,557	8	810	—	—	—
Issuance of common stock upon exercise of Class B warrants	—	—	55,100	1	123	—	—	124
Effect of foreign currency translation and unrealized gain on investments	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(2,292)	(2,292)
Balance, March 31, 2018	—	$—	9,968,455	$100	$356,667	$(89)	$(345,045)	$11,633

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Yield10 Bioscience, Inc. ("Yield10 Bioscience," "Yield10" or the "Company") is an agricultural bioscience company which uses its "Trait Factory" development process, which is a combination of the Company's unique background and expertise in metabolic modeling, genetic engineering, genome editing and next generation microbial gene systems, in order to develop high value seed traits for the agriculture and food industries. Specifically, Yield10 plans to efficiently develop superior gene traits for the major grain crops, which are: corn, soybean, canola, wheat and rice. The Company considers 10-20 percent increases in crop yield to be step-change increases. Yield10 is currently progressing several novel yield gene traits in its pipeline in canola, soybean and corn, the major North American row crops, among others. Over the last three years, the Company has evaluated certain of its traits in greenhouse studies and field tests conducted in the United States and Canada. Yield10 currently has two non-exclusive research license agreements in place with the Monsanto division of Bayer Crop Science, a division of Bayer AG, for the evaluation of the Company's C3003 and C3004 traits in soybean and with Forage Genetics International, LLC, a division of Land O'Lakes, Inc. for the evaluation of five yield traits in forage sorghum. The Company's business strategy is to progress its traits into field tests to generate validating yield data. Over the last three years, the Company has progressed its evaluation of C3003 in field test with Camelina and canola. Yield10 is planning to expand its field tests with additional traits and more events in 2019 and 2020. The Company plans to leverage data that it generates to support the performance of its traits in key crops to establish collaborations or sign licenses to the traits with major agricultural companies in order to generate revenue. Yield10 Bioscience is headquartered in Woburn, Massachusetts and has an oilseed development Center of Excellence in Saskatoon, Saskatchewan, Canada.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Yield10 in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the financial position and results of operations for the interim periods ended March 31, 2019 and March 31, 2018. The Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, ("Topic 842") on January 1, 2019 using a modified retrospective approach. As a result, the Company's condensed consolidated balance sheet at December 31, 2018 and its condensed consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the three months ending March 31, 2018, included herein, have been adjusted to incorporate the guidance of Topic 842. See Note 8.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2019.
The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of a single year, the Company has recorded losses since its initial founding, including the three months ending March 31, 2019.

As of March 31, 2019, the Company held unrestricted cash and cash equivalents of $6,065. The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its financial statements are issued. Based on its current cash forecast management expects that the Company's present capital resources will be sufficient to fund its planned operations and meet its obligations into the fourth quarter of 2019. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional government grants or collaborative arrangements with third parties, as to which no assurance can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, management will be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down its operations and pursue options for liquidating its remaining assets, including intellectual property and equipment. Based on its cash forecast, management has determined that the Company's present capital resources will not be sufficient to fund its planned operations for the twelve months from the date that these financial statements are filed, which raises substantial doubt about the Company's ability to continue as a going concern.
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
2. ACCOUNTING POLICIES
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date. During the three months ended March 31, 2019, the Company adopted the following new accounting guidance.
In February 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize most leases on their balance sheet as right-of-use assets and lease liabilities. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases" ("ASU 2018-10"), which provided narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, "Leases (Topic 842 - Targeted Improvements" ("ASU 2018-11"), which addressed implementation issues related to the new lease standard. The new guidance was effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption was permitted. Under the new standard, disclosures are required to enable users of financial statements to better assess the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 required filers to adopt the new standard using a modified retrospective approach under either of two transition methods; (1) to apply the new lease requirements at the beginning of the earliest period presented, or (2) to apply the new lease requirements at the effective date. The Company adopted the new standard on January 1, 2019 and elected to adjust its 2018 financial statements in order to make them comparable to its 2019 financial statements. Adoption of Topic 842 had a material impact on the Company's previously reported 2018 financial statements. See Note 8.
New pronouncements that are not yet effective but may impact the Company's financial statements in the future are described below.

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. This standard will become effective for the Company on January 1, 2020, and requires adoption using a modified retrospective approach, with certain exceptions. Based on the composition of the Company's investment portfolio, current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations and related disclosures.
In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard will become effective for the Company on January 1, 2020, and it is not expected that the adoption of this standard will have a material impact on the Company's disclosures.
In November 2018 the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard makes targeted improvements for collaborative arrangements as follows:

•
Clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements;

•
Adds unit-of-account guidance to ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606; and

•
Precludes a company from presenting transactions with collaborative arrangement participants that are not directly related to sales to third parties with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer.

This standard will become effective for the Company on January 1, 2020; however, early adoption is permitted. A retrospective transition approach is required for either all contracts or only for contracts that are not completed at the date of initial application of ASC 606, with a cumulative adjustment to opening retained earnings, as of January 1, 2019. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial position, results of operations and related disclosures.
Principles of Consolidation
The Company's condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions were eliminated, including transactions with its Canadian subsidiary, Metabolix Oilseeds, Inc.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less at the date of purchase to be cash equivalents.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's Condensed Consolidated Unaudited Balance Sheets included herein:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$6,065	$3,023
Restricted cash	332	332
Total cash, cash equivalents and restricted cash	$6,397	$3,355

Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $332 at March 31, 2019 and December 31, 2018 primarily consists of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.
Investments
The Company considers all investments purchased with an original maturity date of more than ninety days at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments. All other investments are classified as long-term. The Company held no short or long-term investments at March 31, 2019 and no long-term investments at December 31, 2018.
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
At March 31, 2019, 100% of the Company's total accounts and unbilled receivables of $124 are due from U.S. government grants.

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
The number of shares of potentially dilutive common stock presented on a weighted average basis, related to options, restricted stock units and warrants (prior to consideration of the treasury stock method) that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2019 and March 31, 2018, respectively, are shown below. Issued and outstanding warrants shown in the table below are described in greater detail in Note 11, contained herein.

	Three Months Ended March 31,
	2019	2018
Options	1,720,367	700,722
Restricted stock units	7,101	14,259
Warrants	7,433,084	10,597,486
Total	9,160,552	11,312,467
4. INVESTMENTS
Investments consist of the following:

	Accumulated Cost	Unrealized		Market Value
December 31, 2018		Gain	(Loss)
Short-term investments
Government securities	$2,746	$—	$—	$2,746
Total	$2,746	$—	$—	$2,746
There were no long or short-term investments at March 31, 2019, and no long-term investments at December 31, 2018.
5. FAIR VALUE MEASUREMENTS
The Company has certain financial assets recorded at fair value which have been classified as either Level 1 or 2 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date.  Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input.  At March 31, 2019 and December 31, 2018, the Company did not own any Level 3 financial assets.

The Company’s financial assets classified as Level 2 at March 31, 2019 and December 31, 2018, were initially valued at the transaction price and subsequently valued utilizing third party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2019 and December 31, 2018.
The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2019
Cash equivalents:
Money market funds	$5,340	$—	$—	$5,340
U.S. government and agency securities	—	500	—	500
Short-term investments:
U.S. government and agency securities	—	—	—	—
Total	$5,340	$500	$—	$5,840

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Cash equivalents:
Money market funds	$2,663	$—	$—	$2,663
Short-term investments:
U.S. government agency securities	—	2,746	—	2,746
Total	$2,663	$2,746	$—	$5,409
There were no transfers of financial assets between category levels for the three months ended March 31, 2019.
6. ACCRUED EXPENSES
Accrued expenses consisted of the following at:

	March 31, 2019	December 31, 2018
Employee compensation and benefits	$140	$98
Leased facilities	51	50
Professional services	262	234
Other	168	298
Total accrued expenses	$621	$680

7. STOCK-BASED COMPENSATION
Expense Information for Employee and Non-Employee Stock Awards
The Company recognized stock-based compensation expense related to stock awards, including awards to non-employees and members of the Board of Directors of $162 and $281 for the three months ended March 31, 2019 and March 31, 2018, respectively. At March 31, 2019, there was approximately $1,034 of pre-tax stock-based compensation expense related to unvested awards not yet recognized.
The compensation expense related to unvested stock options is expected to be recognized over a remaining weighted average period of 3.10 years.
Stock Options
A summary of option activity for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,745,037	$6.38
Granted	21,304	$1.11
Exercised	—	—
Forfeited	(7,500)	$1.43
Expired	(62)	$1.65
Outstanding at March 31, 2019	1,758,779	$6.34

Options vested and expected to vest at March 31, 2019	1,758,779	$6.34
Options exercisable at March 31, 2019	959,047	$10.26

Restricted Stock Units
The Company records stock compensation expense for restricted stock units ("RSUs") on a straight line basis over their vesting period based on each RSU's award date market value. The Company pays minimum required income tax withholding associated with RSUs for its employees. As the RSUs vest, the Company withholds a number of shares with an aggregate fair market value equal to the minimum tax withholding amount (unless the employee makes other arrangements for payment of the tax withholding) from the common stock issuable at the vest date. During the three months ended March 31, 2019 and March 31, 2018, no outstanding RSUs vested and therefore the Company did not pay for income tax withholdings associated with RSUs during these periods.
A summary of RSU activity for the three months ended March 31, 2019 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2018	7,101
Awarded	—
Common stock issued upon vesting	—
Forfeited	—
Outstanding at March 31, 2019	7,101	—

Weighted average remaining recognition period (years)	—

8. LEASES
New Lease Accounting
Topic 842 is effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. The Company adopted Topic 842 on January 1, 2019 and elected to apply the new lease accounting requirements to its financial statements beginning on January 1, 2018 (the earliest period presented in its comparative financial statements), using a modified retrospective approach. The new guidance also requires additional financial statement disclosures to enable users of financial statements to better assess the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 replaces the previous lease accounting and reporting guidance of ASC Topic 840, Leases, ("ASC Topic 840") and requires lessees to reflect a right-of-use asset and a lease liability on their balance sheet for leases with terms of more than twelve months.
The Company's enactment of Topic 842 effective on January 1, 2019, resulted in it recording right-of-use assets and lease liabilities for real estate and equipment leases of $4,766 and $6,465, respectively. The Company also eliminated $1,005 in lease incentive obligations from its balance sheet on January 1, 2019 as a result of the discontinuation of the previous guidance under ASC Topic 840. Application of the new pronouncement to the Company's 2018 comparative year had a material effect on its previously issued 2018 financial statements. The Company's condensed consolidated balance sheet as of December 31, 2018 and its condensed consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the three months ending March 31, 2018, included herein, have been adjusted to incorporate the guidance of Topic 842. Adjustments to 2018 operating expenses for the three and twelve months ending March 31, 2018 and December 31, 2018 as a result of implementing Topic 842, as shown in the tables below, were immaterial.
Under Topic 842, leases are classified as either operating or finance leases, with classification based on criteria similar to previous lease accounting guidance, but without the explicit quantitative determining factors used to establish a lease as either a capital or an operating lease. The Company reviewed its 2018 transitional leases and its currently active leases falling within the scope of Topic 842 and determined that all of its leases met the criteria for classification as operating leases.
Lease liabilities are recorded as of their commencement date and are calculated as the present value of the remaining lease payments, using the interest rate implicit in the lease, or if that rate is not readily determinable, using the lessee's incremental borrowing rate. Right-of-use assets are equal to the lease liability with adjustments made, as necessary, for lease prepayments, accruals, initial direct costs, lessor lease incentives and any lease impairments that may be present. Topic 842 further requires that lease expense for operating leases be calculated on a straight-line basis and reported as a single operating expense within income from continuing operations.
Topic 842 provides a number of transitional expedients designed to assist lessees with initial implementation. The Company made the following elections in applying Topic 842.

•	Short-term lease exception. Active leases as of January 1, 2018, and new leases entered into thereafter with terms of twelve months or less were and will be excluded from accounting under Topic 842.

•
Package of practical expedients. These expedients, which must be elected in their entirety, permit a company to continue its historical accounting during the transition period for contractual arrangements containing embedded leases in lieu of performing a re-evaluation of the agreements in order to separate lease and nonlease components. The expedients also permit a company to maintain its previous accounting classification for transitional leases as either operating or finance leases without reassessment under the new guidance. Lastly, the package of practical expedients does not require reassessment and capitalization of initial direct costs incurred to establish a lease.

In applying the guidance of Topic 842 to the 2018 transition period, the Company did not elect the available hindsight expedient with respect to the determination of lease terms used in the calculation of lease liabilities and right-of-use assets by considering the actual outcome of lease renewals.

Maturity Analysis of Lease Liabilities
At March 31, 2019, the Company's lease liabilities will mature as follows:

Year ended December 31,	Undiscounted Cash Flows
2019 (April to December)	$948
2020	1,080
2021	939
2022	969
2023	998
Thereafter	3,082
Total undiscounted future lease payments	8,016
Discount	(1,749)
Total lease liabilities	$6,267
Short-term lease liabilities	$869
Long-term lease liabilities	$5,398
At March 31, 2019, real estate and equipment leases represent approximately 99% and 1% , of the Company's lease liabilities, respectively.
Quantitative Disclosure of Lease Costs

	Three Months Ended March 31,
	2019	2018
Lease cost:
Operating lease cost	$259	$266
Short-term lease cost	146	118
Sublease income	(124)	(119)
Total lease cost, net	$281	$265

Other information:
Weighted-average remaining lease term (years)	7.2	7.4
Weighted-average discount rate	6.75%	6.75%
Impact of Topic 842 Adoption on Reported Results
Adoption of the new lease standard impacted the Company's 2018 reported financial statements as follows:

	Three Months Ended March 31, 2018
	As Reported	New Lease Standard Adjustment	As Adjusted
Condensed Consolidated Statements of Income:
Revenue	$60	$—	$60
Expenses	2,367	10	2,377
Other Income (expense)	17	8	25
Net loss	(2,290)	(2)	(2,292)
Basic and diluted net loss per share	(0.24)	—	(0.24)

	Year Ended December 31, 2018
	As Reported	New Lease Standard Adjustment	As Adjusted
Condensed Consolidated Statements of Income:
Revenue	$556	$—	$556
Expenses	9,830	45	9,875
Other Income (expense)	104	30	134
Net loss	(9,170)	(15)	(9,185)
Basic and diluted net loss per share	(0.92)	—	(0.92)

	March 31, 2018
	As Reported	New Lease Standard Adjustment	As Adjusted
Condensed Consolidated Balance Sheet:
Current assets:	$12,094	$—	$12,094
Restricted cash	317	—	317
Property and equipment, net	1,526	—	1,526
Right-of-use assets	—	5,294	5,294
Other assets	103	—	103
Total assets	$14,040	$5,294	$19,334

Liabilities and Stockholders' Equity:
Accounts payable	$80	$—	$80
Accrued expenses	1,352	(564)	788
Short-term lease liabilities	—	684	684
Lease incentive obligation, net of current portion	973	(973)	—
Long-term lease liabilities	—	6,149	6,149
Stockholders' equity	11,635	(2)	11,633
Total liabilities and stockholders' equity	$14,040	$5,294	$19,334

	December 31, 2018
	As Reported	New Lease Standard Adjustment	As Adjusted
Condensed Consolidated Balance Sheet:
Current assets:	$6,377	$—	$6,377
Restricted cash	332	—	332
Property and equipment, net	1,385	—	1,385
Right-of-use assets	—	4,766	4,766
Other assets	100	—	100
Total assets	$8,194	$4,766	$12,960

Liabilities and Stockholders' Equity:
Accounts payable	$117	$—	$117
Accrued expenses	1,429	(749)	680
Short-term lease liabilities	—	844	844
Lease incentive obligation, net of current portion	935	(935)	—
Long-term lease liabilities	—	5,621	5,621
Stockholders' equity	5,713	(15)	5,698
Total liabilities and stockholders' equity	$8,194	$4,766	$12,960
Real Estate Leases
During 2016 the Company entered into a lease agreement for its headquarters, pursuant to which the Company leases approximately 29,622 square feet of office and research and development space located at 19 Presidential Way, Woburn, Massachusetts. The lease began on June 1, 2016 and will end on November 30, 2026. The lease agreement does not include any options for the early termination or the extension of the lease. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $307. Pursuant to the lease, the Company will also pay certain taxes and operating costs associated with the premises throughout the term of the lease. During the buildout of the rented space, the landlord paid $889 for tenant improvements to the facility and an additional $444 for tenant improvements that result in increased rental payments by the Company. Upon the adoption of Topic 842, these improvements were recorded as a reduction of the right-of-use asset.
In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The sublease space was determined to be in excess of the Company's needs. The sublease is coterminous with the Company's master lease and CJ will pay rent and operating expenses equal to approximately one-third of the amounts payable to the landlord by the Company, as adjusted from time-to-time in accordance with the terms of the master lease. Future CJ sublease payments have not been presented as an offset to total undiscounted future lease payments of $8,016 shown in the lease maturity analysis table above. CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
The Company also leases approximately 13,702 square feet of office and laboratory space at 650 Suffolk Street, Lowell, Massachusetts. The lease for this facility, as amended, expires in May 2020. The terms of the agreement provide the Company with a five-year option to extend the lease provided written notice is given prior to August 31, 2019. The Company does not intend to elect this option. During July 2018, the Company discontinued further use of the Lowell space, and as a result, the Company recorded a non-cash lease exit charge of $255 for the facility in accordance with ASC Topic 420-10, Exit or Disposal Obligations. The exit charge was recorded as an increase in the Company's lease expense and a reduction to the associated right-of-use asset. The Company will continue to make monthly rental payments for the Lowell facility through its expiration in May 2020.

The Company's wholly-owned subsidiary, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada, leases approximately 6,200 square feet of office, laboratory and greenhouse space located within Innovation Place at 410 Downey Road and within the research facility of National Research Council Canada located at 110 Gymnasium Place. None of the leases contain renewal or early termination options. MOI's leases for these facilities expire at various times between April 2019 and May 2020.
9. COMMITMENTS
Litigation
From time-to-time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.
Guarantees
As of March 31, 2019 and December 31, 2018, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Yield10 Bioscience has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of the indemnifications under these agreements is believed to be minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2019 and December 31, 2018.
10. GEOGRAPHIC INFORMATION
The geographic distribution of the Company’s grant revenues and long-lived assets are summarized in the tables below:

	U.S.	Canada	Eliminations	Total
Three Months Ended March 31, 2019:
Grant revenue from external customers	$124	$—	$—	$124
Inter-geographic revenues	—	337	(337)	—
Revenues	$124	$337	$(337)	$124

Three Months Ended March 31, 2018:
Grant revenue from external customers	$60	$—	$—	$60
Inter-geographic revenues	—	268	(268)	—
Revenues	$60	$268	$(268)	$60

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three months ended March 31, 2019, the Company's grant revenue from the Michigan State University sub-award of $124 represented 100% of the revenue reported for the period. During the three months ended March 31, 2018, revenue earned from the U.S. Department of Energy Camelina grant totaled $60, and represented 100% of total revenue for the period.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Eliminations	Total
March 31, 2019	$1,323	$12	$—	$1,335
December 31, 2018	$1,372	$13	$—	$1,385

11. CAPITAL STOCK

Common Stock
On March 18, 2019, the Company completed a registered direct offering of its common stock. Proceeds from the transaction were approximately $2,932, before issuance costs of $349. Investors participating in the transaction purchased a total of 2,421,662 shares of common stock at a price of $1.2101 per share.
Preferred Stock
The Company's Certificate of Incorporation authorizes it to issue up to 5,000,000 shares of $0.01 par value preferred stock.
In December 2017, the Company closed on a public offering of its securities that included issuance of 3,987 shares of Series A Convertible Preferred Stock. Each preferred share was convertible, at the holder's option, into 445 shares of common stock at a conversion price of $2.25 per share. As of March 19, 2018, all of the 3,987 preferred shares had been converted to an aggregate of 1,772,000 shares of common stock. When converted, the shares of converted Series A Convertible Preferred Stock were restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors.
Warrants
The following table summarizes information with regard to outstanding warrants to purchase common stock as of March 31, 2019:

Issuance	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
June 2015 Private Placement	393,300	$39.80	June 15, 2019
July 2017 Registered Direct Offering	570,784	$5.04	January 7, 2024
December 2017 Public Offering - Series A	6,439,000	$2.25	December 21, 2022
Consultant	30,000	$2.90	September 11, 2024
Total	7,433,084
Reserved Shares
The following shares of common stock were reserved for future issuance upon exercise of stock options, release of RSUs and conversion of warrants:

	March 31, 2019	December 31, 2018
Stock Options	1,758,779	1,745,037
RSUs	7,101	7,101
Warrants	7,433,084	7,433,084
Total number of common shares reserved for future issuance	9,198,964	9,185,222
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
Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning our business plans and strategies; expected future financial results and cash requirements; plans for obtaining additional funding; plans and expectations that depend on our ability to continue as a going concern; and plans for development and commercialization of our Yield10 technologies. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, risks related to the execution of our business plans and strategies, risks associated with the protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption "Risk Factors" in Part II, Item 1A, of the Company's Annual Report on Form 10-K for its year ended December 31, 2018 and in our other filings with the Securities and Exchange Commission.
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
Overview
Yield10 Bioscience, Inc. ("Yield10 Bioscience," "Yield10" or the "Company") is an agricultural bioscience company which uses its "Trait Factory" development process, which is a combination of the Company's unique background and expertise in metabolic modeling, genetic engineering, genome editing and next generation microbial gene systems, in order to develop high value seed traits for the agriculture and food industries. Specifically, we plan to efficiently develop superior gene traits for the major grain crops, which are: corn, soybean, canola, wheat and rice. We consider 10-20 percent increases in crop yield to be step-change increases. We are currently progressing several novel yield gene traits in our pipeline in canola, soybean and corn, the major North American row crops, among others. Over the last three years, we have evaluated certain of our traits in greenhouse studies and field tests conducted in the United States and Canada. We currently have two non-exclusive research license agreements in place with the Monsanto division of Bayer Crop Science, a division of Bayer AG, for the evaluation of our C3003 and C3004 traits in soybean and with Forage Genetics International, LLC, a division of Land O'Lakes, Inc. for the evaluation of five yield traits in forage sorghum. Our business strategy is to progress our traits into field tests to generate validating yield data. Over the last three years, we have progressed our evaluation of C3003 in field tests with Camelina and canola. We are planning to expand our field tests with additional traits and more events in 2019 and 2020. We plan to leverage data that we generate to support the performance of our traits in key crops to establish collaborations or sign licenses to the traits with major agricultural companies in order to generate revenue. Yield10 Bioscience is headquartered in Woburn, Massachusetts and has an oilseed development Center of Excellence in Saskatoon, Saskatchewan, Canada.
As of March 31, 2019, the Company held unrestricted cash and cash equivalents of $6,065. We follow the guidance of ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) in order to determine whether there is substantial doubt about the Company's ability to continue as a going concern for one year after the date its financial statements are filed.
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

Government Grants
As of March 31, 2019, proceeds of $669 remain to be earned under our U.S. government grants. This includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.
The status of our remaining government grant is as follows:

Program Title	Funding Agency	Total Government Funds	Total revenue recognized through March 31, 2019	Remaining amount to be recognized as of March 31, 2019	Contract/Grant Expiration

Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$1,212	$543	$669	September 2019
On April 17, 2018 we entered into a sub-award with Michigan State University to support a Department of Energy funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Our participation under this projected five-year grant will be awarded on an annual basis with the first year commencing September 15, 2017. Although our funding under this sub-award has been appropriated through September 2019 for $1,212, we anticipate that each additional option year will be awarded annually to Yield10 through September 14, 2022 for total sub-award funding of $2,957, provided the U.S. Congress continues to appropriate funds for the program, we are able to make progress towards meeting grant objectives and we remain in compliance with other terms and conditions of the sub-award.
Critical Accounting Estimates and Judgments
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, measurement of right-of-use assets and lease liabilities and to recognition of lease expense. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. With the exception of our accounting for operating leases under the new guidance of Topic 842, Leases, that became effective for us on January 1, 2019, the critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2019, are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,
	2019	2018	Change
Grant revenue	$124	$60	$64
Grant revenue was $124 and $60 for the three months ended March 31, 2019 and March 31, 2018, respectively.  Grant revenue for the three months ended March 31, 2019 was derived solely from the Company's sub-award with Michigan State University. During the three months ended March 31, 2018, grant revenue was earned from the Company's recently completed Camelina grant with the Department of Energy.
We anticipate grant revenue recognized during 2019 from our DOE sub-award with Michigan State University will remain consistent with grant revenue recognized during 2018.

Expenses

	Three Months Ended March 31,
	2019	2018	Change
Research and development expenses	$1,223	$1,101	$122
General and administrative expenses	1,186	1,276	(90)
Total expenses	$2,409	$2,377	$32

Research and Development Expenses
Research and development expenses during the three months ended March 31, 2019 and March 31, 2018 were $1,223 and $1,101, respectively. The eleven percent increase is the result of relatively small increases across a broad range of expense categories and is not the result of any particular noteworthy transactions. However, during the three months ended March 31, 2019, decreases in stock compensation and bonus expenses of $48 and $43, respectively, were offset by higher payroll and benefit costs of $77 as a result of adding research staff. Bonuses for 2019 were not accrued during the three months ended March 31, 2019.
Based on our current financial forecasts, we expect research and development expenses during 2019 will increase over expenses incurred during 2018 as we shift greater resources towards our research programs and provided that we are able to raise additional funds to support our ongoing operations. Our forecasts related to research and development expenses are subject to significant change as events and opportunities occur during 2019 that could result in modifications to our business plans.

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2019 and March 31, 2018 decreased by $90 from $1,276 to $1,186. The change is primarily due to a decrease in compensation and benefits of $161 as a result of lower stock compensation and bonus expenses. During the three months ended March 31, 2018 the Company recorded a prorated accrual of $74 for 2018 bonuses. Bonuses were not accrued during the three months ended March 31, 2019.
Based on our current financial forecasts, we expect general and administrative expenses during 2019 will remain at a level consistent with 2018 provided that we are able to raise additional funds to support our ongoing operations. Our forecasts related to general and administrative expenses are subject to significant change as events and opportunities occur during 2019 that could result in modifications to our business plans.
Other Income (Expense), Net

	Three Months Ended March 31,
	2019	2018	Change
Total other income (expense), net	$25	$25	$—
Other income (expense), net, was $25 for each of the three months ended March 31, 2019 and March 31, 2018, respectively. Net income during each period was primarily derived from investment income earned from the Company's short-term investments.
Liquidity and Capital Resources
Currently, we require cash to fund our working capital needs, to purchase capital assets, to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government research grants and income earned on cash and short-term investments.
Since our inception, we have incurred significant expenses related to our research, development and commercialization efforts. With the exception of 2012, when we recognized $38,885 of deferred revenue from a terminated joint venture, we have recorded losses since our initial founding, including the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $354,198. Our total unrestricted cash and cash equivalents as of March 31, 2019, were $6,065 as compared to cash, cash equivalents and short-term investments of $5,769 at December 31, 2018. As of March 31, 2019, we had no outstanding debt.

Our cash and cash equivalents are held primarily for working capital purposes. As of March 31, 2019, we had restricted cash of $332. Restricted cash consists of $307 held in connection with the lease agreement for our Woburn, Massachusetts facility and $25 held in connection with our corporate credit card used for incidental purchases.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal and investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of March 31, 2019, we were in compliance with this policy.
We currently anticipate $9,000 - $9,500 of cash usage during 2019 to fund our operations. We estimate that our current cash resources will be sufficient to fund operations and meet our obligations, when due, into the fourth quarter of 2019. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. We follow the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about the Company's ability to continue as a going concern for one year after the date our financial statements are issued. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, we will be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment. Based on our cash forecast, we have determined that the Company's present capital resources are not sufficient to fund our planned operations for a twelve-month period ending in May 2020, and therefore, raise substantial doubt about our ability to continue as a going concern.
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
Net cash used for operating activities was $2,296 during the three months ended March 31, 2019, compared to net cash used for operating activities during the three months ended March 31, 2018 of $3,030. Net cash used for operations during the three months ended March 31, 2019 primarily reflects the net loss of $2,260 partially offset by non-cash expenses, including stock-based compensation expense of $162, depreciation expense of $50, 401(k) stock matching contribution expense of $24 and noncash lease expense of $147.
Net cash of $2,746 was provided by investing activities during the three months ended March 31, 2019 as a result of short-term investments reaching their maturity dates and converting to cash.
Net cash of $2,597 was provided by financing activities during the three months ended March 31, 2019 as a result of the Company's completion of a registered direct sale of 2,421,662 shares of common stock at an offering price of $1.2101 per share. Gross proceeds from the sale totaled $2,932 before cash payment of offering costs of $335.
Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.
Recent Accounting Pronouncements
See Note 2, "Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.
ITEM 1A.  RISK FACTORS.
There have been no material changes in information regarding our risk factors as described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. Our business is subject to numerous risks. We caution you that the important factors annotated within our risk factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed in our risk factors will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required under the federal securities laws. You are advised, however, to consult any further disclosure we make in our reports filed with the Securities and Exchange Commission.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On January 3, 2019, we issued 20,746 shares of common stock to participants in the Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933, as amended as exempted securities.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2019, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
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

101.1
The following financial information from the Yield10 Bioscience, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, March 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations, Three Months Ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Loss, Three Months Ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows, Three Months Ended March 31, 2019 and 2018; (v) Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.

May 14, 2019	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2019	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)