Form 10-Q
period 2019-09-30
YIELD10 BIOSCIENCE, INC.
filed 2019-11-12
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2019 was 12,567,582.

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended September 30, 2019

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$2,877	$3,023
Short-term investments	—	2,746
Accounts receivable	71	94
Unbilled receivables	83	66
Prepaid expenses and other current assets	468	448
Total current assets	3,499	6,377
Restricted cash	332	332
Property and equipment, net	1,247	1,385
Right-of-use assets	4,310	4,766
Other assets	31	100
Total assets	$9,419	$12,960

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$51	$117
Accrued expenses	905	680
Lease liabilities	798	844
Total current liabilities	1,754	1,641
Lease liabilities, net of current portion	5,045	5,621
Total liabilities	6,799	7,262

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 60,000,000 shares authorized at September 30, 2019 and December 31, 2018; 12,519,017 and 10,025,811 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	125	100
Additional paid-in capital	360,670	357,646
Accumulated other comprehensive loss	(124)	(110)
Accumulated deficit	(358,051)	(351,938)
Total stockholders’ equity	2,620	5,698
Total liabilities and stockholders’ equity	$9,419	$12,960

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Grant revenue	$224	$76	$666	$421
Total revenue	224	76	666	421

Expenses:
Research and development	1,232	1,335	3,646	3,696
General and administrative	990	1,417	3,201	4,149
Total expenses	2,222	2,752	6,847	7,845
Loss from operations	(1,998)	(2,676)	(6,181)	(7,424)

Other income (expense), net	16	38	68	101
Net loss	$(1,982)	$(2,638)	$(6,113)	$(7,323)

Basic and diluted net loss per share	$(0.16)	$(0.26)	$(0.52)	$(0.74)

Number of shares used in per share calculations:
Basic and diluted	12,518,753	10,010,762	11,846,176	9,901,459

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss:	$(1,982)	$(2,638)	$(6,113)	$(7,323)
Other comprehensive loss
Change in unrealized gain (loss) on investments	—	(1)	—	(1)
Change in foreign currency translation adjustment	(6)	(5)	(14)	(19)
Total other comprehensive loss	(6)	(6)	(14)	(20)
Comprehensive loss	$(1,988)	$(2,644)	$(6,127)	$(7,343)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(6,113)	$(7,323)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	150	146
Charge for 401(k) company common stock match	73	91
Stock-based compensation	406	952
Non-cash lease expense	456	431
Changes in operating assets and liabilities:
Accounts receivables	23	29
Unbilled receivables	(17)	36
Prepaid expenses and other assets	217	(70)
Accounts payable	(66)	(37)
Accrued expenses	48	(756)
Lease liabilities	(622)	(230)
Net cash used for operating activities	(5,445)	(6,731)

Cash flows from investing activities
Purchase of property and equipment	(12)	(42)
Purchase of short-term investments	(1,000)	(9,742)
Proceeds from the sale and maturity of short-term investments	3,746	5,250
Net cash provided by (used for) investing activities	2,734	(4,534)

Cash flows from financing activities
Proceeds from warrants exercised	—	124
Taxes paid on employees' behalf related to vesting of stock awards	(4)	(6)
Proceeds from registered direct offering, net of issuance costs	2,583	—
Net cash provided by financing activities	2,579	118

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(19)

Net decrease in cash, cash equivalents and restricted cash	(146)	(11,166)
Cash, cash equivalents and restricted cash at beginning of period	3,355	14,804
Cash, cash equivalents and restricted cash at end of period	$3,209	$3,638

Supplemental disclosure of non-cash information:
Purchase of property and equipment included in accounts payable and accrued expenses	$41	$—
Right-of-use assets acquired in exchange for lease liabilities	$—	$194

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
(In thousands, except share amounts)

	Three Months Ended September 30, 2019
	Series A Convertible
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2019	—	$—	12,494,731	$125	$360,516	$(118)	$(356,069)	$4,454
Non-cash stock-based compensation expense	—	—	—	—	131	—	—	131
Issuance of common stock for 401(k) match	—	—	24,286	—	23	—	—	23
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(1,982)	(1,982)
Balance, September 30, 2019	—	$—	12,519,017	$125	$360,670	$(124)	$(358,051)	$2,620

	Three Months Ended September 30, 2018
	Series A Convertible
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2018	—	$—	9,991,977	$100	$357,013	$(99)	$(347,438)	$9,576
Non-cash stock-based compensation expense	—	—	—	—	356	—	—	356
Issuance of common stock for 401(k) match	—	—	19,418	—	27	—	—	27
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(2,638)	(2,638)
Balance, September 30, 2018	—	$—	10,011,395	$100	$357,396	$(105)	$(350,076)	$7,315
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share amounts)

	Nine Months Ended September 30, 2019
	Series A Convertible
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2018	—	$—	10,025,811	$100	$357,646	$(110)	$(351,938)	$5,698
Non-cash stock-based compensation expense	—	—	—	—	406	—	—	406
Issuance of common stock for 401(k) match	—	—	66,892	—	64	—	—	64
Issuance of stock for restricted stock unit vesting, net of 2,449 shares withheld for employee taxes	—	—	4,652	—	(4)	—	—	(4)
Issuance of common stock for registered direct offering, net of $349 offering costs	—	—	2,421,662	25	2,558	—	—	2,583
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(6,113)	(6,113)
Balance, September 30, 2019	—	$—	12,519,017	$125	$360,670	$(124)	$(358,051)	$2,620

	Nine Months Ended September 30, 2018
	Series A Convertible
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	1,826	$818	9,089,159	$91	$355,431	$(85)	$(342,753)	$13,502
Non-cash stock-based compensation expense	—	—	—	—	952	—	—	952
Issuance of common stock for 401(k) match	—	—	51,178	—	86	—	—	86
Issuance of stock for restricted stock unit vesting, net of 2,703 shares withheld for employee taxes	—	—	4,401	—	(6)	—	—	(6)
Issuance of common stock upon conversion of Series A Convertible Preferred Stock	(1,826)	(818)	811,557	8	810	—	—	—
Issuance of common stock upon exercise of Class B warrants	—	—	55,100	1	123	—	—	124
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(7,323)	(7,323)
Balance, September 30, 2018	—	$—	10,011,395	$100	$357,396	$(105)	$(350,076)	$7,315
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Yield10 Bioscience, Inc. ("Yield10") is an agricultural bioscience company which uses its "Trait Factory" to develop high value seed traits for the agriculture and food industries. Specifically, Yield10 plans to efficiently develop superior gene traits for the major grain crops corn, soybean, canola, wheat and rice that will enable step-change increases in crop yield of at least 10-20 percent. While maintaining its focus on the development of novel yield traits for key crops based on a licensing model, the Company has recently begun to execute the second part of its strategy which is to develop independent business opportunities for Yield10 in the specialty oils and niche crop space using the oilseed Camelina. The target of this effort is sustainable business solutions to support agriculture, global food production and other specialty applications. Yield10 brings a unique history, skill set, and tools captured in its Gene Ranking Artificial Intelligence Network ("GRAIN") platform for developing advanced crop traits and increasing the concentration of specific biochemicals of commercial interest in crops. The Company's plan is to develop a source of revenue from funded research and development collaborations for traits, products and crops not being directly pursued internally. While there is no guarantee of success, the Company is currently engaged in a range of discussions with third parties on different crops, traits and products in the feed, food and pharmaceutical sectors. Yield10 Bioscience is headquartered in Woburn, Massachusetts and has an oilseed development Center of Excellence in Saskatoon, Saskatchewan, Canada.
The accompanying unaudited condensed consolidated financial statements are unaudited and have been prepared by Yield10 in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the financial position and results of operations for the interim periods ended September 30, 2019 and September 30, 2018. The Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, ("Topic 842") on January 1, 2019 using a modified retrospective approach. As a result, the Company's unaudited condensed consolidated balance sheet at December 31, 2018 and its unaudited condensed consolidated statements of operations, comprehensive loss, cash flows and stockholders' equity for the three and nine months ended September 30, 2018, included herein, have been adjusted to incorporate the guidance of Topic 842. See Note 8.
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
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of a single year, the Company has recorded losses since its initial founding, including the three and nine months ended September 30, 2019.
As of September 30, 2019, the Company held unrestricted cash, cash equivalents and short-term investments of $2,877. The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its financial statements are issued. Based on its current cash forecast, management expects that the Company's present capital resources will be sufficient to fund its planned operations and meet its obligations into the first quarter of 2020. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional government grants or collaborative arrangements with third parties, as to which no assurance can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, management will be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down its operations and pursue options for liquidating its remaining assets, including intellectual property. Based on its cash forecast, management has determined that the Company's present capital resources will not be sufficient to fund its planned operations for the twelve months from the date that these financial statements are filed, which raises substantial doubt about the Company's ability to continue as a going concern.
On September 9, 2019, the Company filed a registration statement on Form S-1 (the "Registration Statement"), as amended on October 11 and November 8, 2019. The Registration Statement, which has not yet been declared effective by the Securities and Exchange Commission, relates to offer to sell 2,777,777 Class A Units, consisting of common stock and warrants, and 4,000 Class B Units consisting of Series A Convertible Preferred Stock and warrants, as more fully described in the Registration Statement. Estimated cash proceeds from the sale of the Class A and Class B Units, net of offering expenses, are estimated to be $4.4 million. The Company also intends to conduct a concurrent private placement of Series B Convertible Preferred Stock and warrants to the Company's largest shareholder, for estimated net proceeds of $4.2 million, for total aggregate proceeds from the offering of approximately $8.6 million before the exercise of the over-allotment option available to the underwriter of the offering. There can be no assurance that this offering of securities will close for the full amount the Company is seeking to raise, or at all.
If the Company issues equity or debt securities to raise additional funds, (i) the Company may incur fees associated with such issuance, (ii) its existing stockholders may experience dilution from the issuance of new equity securities, (iii) the
Company may incur ongoing interest expense and be required to grant a security interest in Company assets in connection with any debt issuance, and (iv) the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. In addition, utilization of the Company’s net operating loss and research and development credit carryforwards may be subject to significant annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, (the "Internal Revenue Code") due to ownership changes resulting from equity financing transactions. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies or grant licenses on terms that are not favorable to the Company.
2. ACCOUNTING POLICIES
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date. During the nine months ended September 30, 2019, the Company adopted the following new accounting guidance.
In February 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize most leases on their balance sheet as right-of-use assets and lease liabilities. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases" ("ASU 2018-10"), which provided narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, "Leases (Topic 842 - Targeted Improvements)" ("ASU 2018-11"), which addressed implementation issues related to the new lease standard. The new guidance was effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Under the new standard, disclosures are required to enable users of financial statements to better assess the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 required filers to adopt the new standard using a modified retrospective approach under either of two transition methods; (1) to apply the new lease requirements at the beginning of the earliest period presented, or (2) to apply the new lease requirements at the effective date. The Company adopted the new standard on January 1, 2019 and elected to adjust its 2018 and 2017 financial statements in order to make them comparable to its 2019 financial statements. Adoption of Topic 842 had a material impact on the Company's previously reported 2018 and 2017 financial statements. See Note 8.
New pronouncements that are not yet effective but may impact the Company's financial statements in the future are described below.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB has subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company is evaluating the potential impact of the standard on its consolidated financial position, results of operations and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements and will become effective for the Company on January 1, 2020. The Company is evaluating the potential impact of the standard on its consolidated financial position and results of operations and related disclosures.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's Unaudited Condensed Consolidated Balance Sheets included herein:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$2,877	$3,023
Restricted cash	332	332
Total cash, cash equivalents and restricted cash	$3,209	$3,355
Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $332 at September 30, 2019 and December 31, 2018 consists of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and investments. The Company has historically invested its cash in highly rated money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments, when purchased, are acquired in accordance with the Company’s investment policy which establishes a concentration limit per issuer.
At September 30, 2019, 100% of the Company's total accounts and unbilled receivables are due from U.S. government grants.
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
The number of shares of potentially dilutive common stock presented on a weighted average basis, related to options, restricted stock units and warrants (prior to consideration of the treasury stock method) that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine months ended September 30, 2019 and September 30, 2018, respectively, are shown below. Issued and outstanding warrants shown in the table below are described in greater detail in Note 11, contained herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options	2,451,995	1,661,853	2,055,065	1,163,493
Restricted stock units	—	7,101	2,341	9,461
Warrants	7,039,784	7,433,084	7,278,933	7,433,084
Total	9,491,779	9,102,038	9,336,339	8,606,038

4. INVESTMENTS
Investments consist of the following at December 31, 2018:

	Accumulated Cost	Unrealized		Market Value
December 31, 2018		Gain	(Loss)
Short-term investments
Government securities	$2,746	$—	$—	$2,746
Total	$2,746	$—	$—	$2,746
There were no long or short-term investments at September 30, 2019, and no long-term investments at December 31, 2018.
5. FAIR VALUE MEASUREMENTS
The Company has certain financial assets recorded at fair value which have been classified as either Level 1 or 2 within the fair value hierarchy as described in the accounting standards for fair value measurements. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date.  Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input.  At September 30, 2019 and December 31, 2018, the Company did not own any Level 3 financial assets.
The Company’s financial assets classified as Level 2 at September 30, 2019 and December 31, 2018, were initially valued at the transaction price and subsequently valued utilizing third-party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2019 and December 31, 2018.
The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2019
Cash equivalents:
Money market funds	$1,884	$—	$—	$1,884
U.S. government and agency securities	—	500	—	500
Total	$1,884	$500	$—	$2,384

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Cash equivalents:
Money market funds	$2,663	$—	$—	$2,663
Short-term investments:
U.S. government agency securities	—	2,746	—	2,746
Total	$2,663	$2,746	$—	$5,409
There were no transfers of financial assets between category levels for the three and nine months ended September 30, 2019.
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
6. ACCRUED EXPENSES
Accrued expenses consisted of the following at:

	September 30, 2019	December 31, 2018
Employee compensation and benefits	$160	$98
Leased facilities	49	50
Professional services	398	234
Other	298	298
Total accrued expenses	$905	$680
7. STOCK-BASED COMPENSATION
Expense Information for Employee and Non-Employee Stock Awards
The Company recognized stock-based compensation expense related to stock awards, including awards to non-employees and members of the Board of Directors of $131 and $406 for the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company recognized $356 and $952 of stock-based compensation expense, respectively. At September 30, 2019, there was approximately $1,350 of pre-tax stock-based compensation expense related to unvested awards not yet recognized.
The compensation expense related to unvested stock options is expected to be recognized over a remaining weighted average period of 3.10 years.

Stock Options
A summary of option activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,745,037	$6.38
Granted	748,868	$0.89
Exercised	—	—
Forfeited	(7,500)	$1.43
Expired	(1,930)	$323.51
Outstanding at September 30, 2019	2,484,475	$4.49

Options vested and expected to vest at September 30, 2019	2,484,475	$4.49
Options exercisable at September 30, 2019	1,172,762	$8.09

Restricted Stock Units
The Company records stock compensation expense for restricted stock units ("RSUs") on a straight-line basis over their requisite service period, which approximates the vesting period, based on each RSU's award date market value. As RSUs vest, the Company withholds a number of shares from its employees with an aggregate fair market value equal to the minimum tax withholding amount (unless the employee makes other arrangements for payment of the tax withholding) from the common stock issuable at the vest date. The Company then pays the minimum required income tax for the employees. During the nine months ended September 30, 2019 and September 30, 2018, the Company paid $4 and $6, respectively, for income tax withholdings associated with RSUs during these periods.
A summary of RSU activity for the nine months ended September 30, 2019 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2018	7,101
Awarded	—
Common stock issued upon vesting	(7,101)
Forfeited	—
Outstanding at September 30, 2019	—	—

At September 30, 2019, the Company had no remaining unvested RSUs outstanding.
8. LEASES
New Lease Accounting
Topic 842 is effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. The Company adopted Topic 842 on January 1, 2019 and elected to apply the new lease accounting requirements to its financial statements beginning on January 1, 2017 (the earliest period presented in its comparative financial statements), using a modified retrospective approach. The new guidance also requires additional financial statement disclosures to enable users of financial statements to better assess the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 replaced the previous lease accounting and reporting guidance of ASC Topic 840, Leases, ("ASC Topic 840") and requires lessees to reflect a right-of-use asset and a lease liability on their balance sheet for leases with terms of more than twelve months.

The Company's enactment of Topic 842, effective on January 1, 2019, resulted in it recording right-of-use assets and lease liabilities for real estate and equipment leases of $4,766 and $6,465, respectively, as of that date. The Company also eliminated $1,005 in lease incentive obligations from its balance sheet on January 1, 2019 as a result of the discontinuation of the previous guidance under ASC Topic 840. Application of the new pronouncement to the Company's 2018 and 2017 comparative years had a material effect on these previously issued financial statements. The Company's condensed consolidated balance sheet as of December 31, 2018 has been revised to reflect the $4,766 right-of-use asset and $6,465 lease liability as of that date. The condensed consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the three and nine months ended September 30, 2018, included herein, have also been adjusted to incorporate the guidance of Topic 842 and the impact was immaterial.
Under Topic 842, leases are classified as either operating or finance leases, with classification based on criteria similar to previous lease accounting guidance, but without the explicit quantitative determining factors used to establish a lease as either a capital or an operating lease. The Company reviewed its 2018 and 2017 transitional leases and its currently active leases falling within the scope of Topic 842 and determined that all of these leases met the criteria for classification as operating leases.
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

•	Short-term lease exception. Active leases as of January 1, 2017, and new leases entered into thereafter with terms of twelve months or less were and will be excluded from accounting under Topic 842.

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

In applying the guidance of Topic 842 to the 2018 and 2017 transition periods, the Company did not elect the available hindsight expedient with respect to the determination of lease terms used in the calculation of lease liabilities and right-of-use assets by considering the actual outcome of lease renewals.
Maturity Analysis of Lease Liabilities
At September 30, 2019, the Company's lease liabilities will mature as follows:

Year ended December 31,	Undiscounted Cash Flows
2019 (October to December)	$318
2020	1,080
2021	939
2022	969
2023	998
Thereafter	3,082
Total undiscounted future lease payments	7,386
Discount	(1,543)
Total lease liabilities	$5,843
Short-term lease liabilities	$798
Long-term lease liabilities	$5,045

At September 30, 2019, real estate and equipment leases represent approximately 99% and 1%, of the Company's lease liabilities, respectively.
Quantitative Disclosure of Lease Costs (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease cost:
Operating lease cost	$257	$521	$774	$1,059
Short-term lease cost	139	108	393	365
Sublease income	(126)	(121)	(385)	(353)
Total lease cost, net	$270	$508	$782	$1,071

Other information as of:			September 30, 2019	December 31, 2018
Weighted-average remaining lease term (years)			6.9	7.4
Weighted-average discount rate			6.75%	6.75%
Real Estate Leases
During 2016, the Company entered into a lease agreement for its headquarters, pursuant to which the Company leases approximately 29,622 square feet of office and research and development space located at 19 Presidential Way, Woburn, Massachusetts. The lease began on June 1, 2016 and will end on November 30, 2026. The lease agreement does not include any options for the early termination or the extension of the lease. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $307. Pursuant to the lease, the Company will also pay certain taxes and operating costs associated with the premises throughout the term of the lease. During the buildout of the rented space, the landlord paid $889 for tenant improvements to the facility and an additional $444 for tenant improvements that result in increased rental payments by the Company. Upon the adoption of Topic 842, these improvements were recorded as a reduction in the valuation of the right-of-use asset.
In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The sublease space was determined to be in excess of the Company's needs. The sublease is coterminous with the Company's master lease, and CJ will pay rent and operating expenses equal to approximately one-third of the amounts payable to the landlord by the Company, as adjusted from time to time in accordance with the terms of the master lease. Future CJ sublease payments have not been presented as an offset to total undiscounted future lease payments of $7,386 shown in the lease maturity analysis table above. CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
The Company also leases approximately 13,702 square feet of office and laboratory space at 650 Suffolk Street, Lowell, Massachusetts. The lease for this facility, as amended, expires in May 2020. The terms of the agreement provide the Company with a five-year option to extend the lease provided written notice is given prior to August 31, 2019. The Company did not elect this option. During July 2018, the Company discontinued further use of the Lowell space, and as a result, the Company recorded a non-cash lease exit charge of $255 for the facility in accordance with ASC Topic 420-10, Exit or Disposal Obligations. The exit charge was recorded as an increase in the Company's lease expense and a reduction to the associated right-of-use asset. The Company will continue to make monthly rental payments for the Lowell facility through its expiration in May 2020.
The Company's wholly-owned subsidiary, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada, leases approximately 6,200 square feet of office, laboratory and greenhouse space located within Innovation Place at 410 Downey Road and within the research facility of National Research Council Canada located at 110 Gymnasium Place. None of the leases contain renewal or early termination options. MOI's leases for these facilities expire on various dates through September 2020.

9. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.
Guarantees
As of September 30, 2019 and December 31, 2018, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners and contractors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Yield10 Bioscience has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of the indemnifications under these agreements is believed to be minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2019 and December 31, 2018.
10. GEOGRAPHIC INFORMATION
The geographic distribution of the Company’s grant revenues and long-lived assets are summarized in the tables below:

	U.S.	Canada	Eliminations	Total
Three Months Ended September 30, 2019:
Grant revenue from external customers	$224	$—	$—	$224
Inter-geographic revenues	—	477	(477)	—
Revenues	$224	$477	$(477)	$224

Three Months Ended September 30, 2018:
Grant revenue from external customers	$76	$—	$—	$76
Inter-geographic revenues	—	410	(410)	—
Revenues	$76	$410	$(410)	$76

Nine Months Ended September 30, 2019:
Net revenues from external customers	$666	$—	$—	$666
Inter-geographic revenues	—	1,313	(1,313)	—
Net revenues	$666	$1,313	$(1,313)	$666

Nine Months Ended September 30, 2018:
Net revenues from external customers	$421	$—	$—	$421
Inter-geographic revenues	—	1,050	(1,050)	—
Net revenues	$421	$1,050	$(1,050)	$421

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three and nine months ended September 30, 2019, the Company's grant revenue from the Michigan State University ("MSU") sub-award of $224 and $666 represented 100% of total revenue for both periods. During the three and nine months ended September 30, 2018, revenue earned from the MSU sub-award of $76 and $312, respectively represented 100% and 74% of total grant revenue, respectively.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Eliminations	Total
September 30, 2019	$1,228	$19	$—	$1,247
December 31, 2018	$1,372	$13	$—	$1,385
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
Warrants
The following table summarizes information with regard to outstanding warrants to purchase common stock as of September 30, 2019:

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
Reserved Shares
The following shares of common stock were reserved for future issuance upon exercise of stock options, vesting of RSUs and conversion of warrants:

	September 30, 2019	December 31, 2018
Stock Options	2,484,475	1,745,037
RSUs	—	7,101
Warrants	7,039,784	7,433,084
Total number of common shares reserved for future issuance	9,524,259	9,185,222

12. SUBSEQUENT EVENT

Lease Amendment
On November 6, 2019, the Company amended its lease for its Woburn, Massachusetts headquarters pursuant to which the Company agreed to vacate 7,553 square feet of excess space, returning the space to the landlord in February 2020. Reductions in lease expense, including rent and tenant related expenses, are estimated to be approximately $0.4 million on an annualized basis.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(All dollar amounts are stated in thousands)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipate,” “intends,” “target,” “projects,” “contemplates,” “believe,” “estimates,” “predicts,” “potential,” and “continue,” or similar words.
Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, these forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning our business plans and strategies; expected future financial results and cash requirements; plans for obtaining additional funding, including in connection with the registered offering on Form S-1 anticipated to be completed in the fourth quarter of 2019; plans and expectations that depend on our ability to continue as a going concern; and plans for development and commercialization of our Yield10 technologies. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, risks related to the execution of our business plans and strategies, risks associated with the protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption "Risk Factors" in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and in our other filings with the SEC.
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

As of September 30, 2019, the Company held unrestricted cash, cash equivalents and short-term investments of $2,877. We follow the guidance of ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) in order to determine whether there is substantial doubt about the Company's ability to continue as a going concern for one year after the date its financial statements are filed. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, we will be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment. Based on our cash forecast, we have determined that the Company's present capital resources are not sufficient to fund our planned operations for a twelve-month period ending in November 2020, and therefore, raise substantial doubt about our ability to continue as a going concern.
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
Government Grants
During 2018 we entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Our participation under this projected five-year grant will be awarded on an annual basis with the first year commencing September 15, 2017. Although our funding under this sub-award has been appropriated through September 2020 for $1,698, we anticipate that each additional option year will be awarded annually to Yield10 through September 14, 2022 for total sub-award funding of $2,957, provided the U.S. Congress continues to appropriate funds for the program, we are able to make progress towards meeting grant objectives and we remain in compliance with other terms and conditions of the sub-award.
As of September 30, 2019, proceeds of $614 remain to be recognized under our MSU sub-award as shown in the table below. This includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

Program Title	Funding Agency	Total Government Funded Appropriations	Total revenue recognized through September 30, 2019	Remaining amount to be recognized as of September 30, 2019	Contract/Grant Expiration

Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$1,698	$1,084	$614	September 2020

Critical Accounting Estimates and Judgments
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, measurement of right-of-use assets and lease liabilities and the recognition of lease expense. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. With the exception of our accounting for operating leases under the new guidance of Topic 842, Leases, that became effective for us on January 1, 2019, the critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2019, are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”
Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,
	2019	2018	Change
Grant revenue	$224	$76	$148
Grant revenue was $224 and $76 for the three months ended September 30, 2019 and September 30, 2018, respectively.  Grant revenue for the three months ended September 30, 2019 and September 30, 2018 was derived solely from the Company's sub-award with MSU.
We have been able to apply more resources during 2019 to the MSU sub-award than earlier anticipated resulting in greater revenue recognition than previously forecast. As a result, we believe that grant revenue recognized during the remainder of 2019 from our DOE sub-award with MSU will continue at levels above grant revenue recognized during 2018.
Expenses

	Three Months Ended September 30,
	2019	2018	Change
Research and development expenses	$1,232	$1,335	$(103)
General and administrative expenses	990	1,417	(427)
Total expenses	$2,222	$2,752	$(530)

Research and Development Expenses
Research and development expenses during the three months ended September 30, 2019 and September 30, 2018 were $1,232 and $1,335, respectively. The 8 percent decrease of $103 is primarily due to reduced compensation and benefit expense and lower licensing costs. Compensation and benefit expense decreased as a result of a decrease in stock compensation expense of $82 and a decrease in bonus expense of $41 during the three months ended September 30, 2019, partially offset by an increase in employee payroll of $64 from the addition of new headcount. We did not accrue for 2019 employee bonuses during the three months ended September 30, 2019. During the three months ended September 30, 2018, we incurred a licensing charge of $33 for a technology research license that did not reoccur during the current period.
Based on our current financial forecasts, we expect total research and development expenses for 2019 will remain consistent with 2018, provided that we are able to raise additional funds to support our ongoing operations. Our forecasts related to research and development expenses are subject to significant change as events and opportunities occur during the remainder of 2019 that could result in modifications to our business plans.

General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2019 and September 30, 2018 decreased by $427 from $1,417 to $990. The change is partially due to a decrease in compensation and benefits of $215, as a result of lower stock compensation and bonus expenses. The Company did not accrue for 2019 employee bonuses during the three months ended September 30, 2019. Facility expense also decreased by $221 as a result of an impairment charge of $255 taken on the Company's Lowell facility during August 2018 as a result of its discontinued use.
Based on our current financial forecasts, we expect general and administrative expenses during 2019 will remain below 2018 expenses, primarily as a result of lower stock compensation expense, and provided that we are able to raise additional funds to support our ongoing operations. Our forecasts related to general and administrative expenses are subject to significant change as events and opportunities occur during the remainder of 2019 that could result in modifications to our business plans.
Other Income (Expense), Net

	Three Months Ended September 30,
	2019	2018	Change
Total other income (expense), net	$16	$38	$(22)
Other income (expense), net, was $16 and $38 for the three months ended September 30, 2019 and September 30, 2018, respectively. Net other income during each period was primarily derived from investment income earned from the Company's short-term investments.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,
	2019	2018	Change
Grant revenue	$666	$421	$245
Grant revenue was $666 and $421 for the nine months ended September 30, 2019 and September 30, 2018, respectively.  Grant revenue for the nine months ended September 30, 2019 was derived solely from the Company's sub-award with MSU. During the nine months ended September 30, 2018, $312 was earned from the MSU sub-award with the remainder earned from our Camelina grant with the DOE that completed in 2018.
Expenses

	Nine Months Ended September 30,
	2019	2018	Change
Research and development expenses	$3,646	$3,696	$(50)
General and administrative expenses	3,201	4,149	(948)
Total expenses	$6,847	$7,845	$(998)

Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2019 and nine months ended September 30, 2018 remained consistent with a small $50, or 1 percent decrease between the two periods. During the nine months ended September 30, 2019, however, employee compensation and benefits decreased by $109 as a result of lower stock compensation expense of $202 and a decrease in bonus expense of $125. These decreases were partially offset by an increase in employee payroll of $197 from the addition of headcount. We did not accrue for 2019 employee bonuses during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, external research services expense increased by $86, primarily as a result of expanded crop trials conducted during the current year.

General and Administrative Expenses
General and administrative expenses decreased by $948 from $4,149 during the nine months ended September 30, 2018 to $3,201 during the nine months ended September 30, 2019. The 23 percent decrease was primarily due to a net decrease in compensation and benefits, a decrease in professional fees and a reduction in facility expenses of $571, $112, and $249, respectively. The favorable variance in net compensation and benefits is primarily the result of lower stock compensation and bonus expenses. Stock compensation expense decreased by $344 during the nine months ended September 30, 2019 due to the final vesting and expense recognition for a significant number of employee stock options that completed vesting during October 2018. No employee bonuses were accrued during the nine months ended September 30, 2019, in contrast to $223 in bonus expense accrued for the nine months ended September 30, 2018. Professional fees decreased during the nine months ended September 30, 2019 as a result of lower corporate filing fees and patent processing charges.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2019	2018	Change
Total other income (expense), net	$68	$101	$(33)
Other income (expense), net, was $68 and $101 for each of the nine months ended September 30, 2019 and September 30, 2018, respectively. Net other income during each period was primarily derived from investment income earned from the Company's short-term investments.
Liquidity and Capital Resources
Currently, we require cash to fund our working capital needs, to purchase capital assets, to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government research grants and income earned on cash and short-term investments.
Since our inception, we have incurred significant expenses related to our research, development and commercialization efforts. With the exception of 2012, when we recognized $38,885 of deferred revenue from a terminated joint venture, we have recorded losses since our initial founding, including the three and nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $358,051. Our total unrestricted cash and cash equivalents as of September 30, 2019, were $2,877 as compared to cash, cash equivalents and short-term investments of $5,769 at December 31, 2018. As of September 30, 2019, we had no outstanding debt.
Our cash and cash equivalents are held primarily for working capital purposes. As of September 30, 2019, we had restricted cash of $332. Restricted cash consists of $307 held in connection with the lease agreement for our Woburn, Massachusetts facility and $25 held in connection with our corporate credit card used for incidental purchases.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal and investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of September 30, 2019, we were in compliance with this policy.
We currently anticipate $8,500 - $9,000 of cash usage during 2019 to fund our operations. We estimate that our current cash resources will be sufficient to fund operations and meet our obligations, when due, through the end of 2019. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about the Company's ability to continue as a going concern for one year after the date our financial statements are issued. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, we will be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment. Based on our cash forecast, we have determined that the Company's present capital resources are not sufficient to fund our planned operations for a twelve-month period ending in November 2020, and therefore, raise substantial doubt about our ability to continue as a going concern.
On September 9, 2019, we filed a registration statement on Form S-1 (the "Registration Statement"), as amended on October 11 and November 8, 2019. The Registration Statement, which has not yet been declared effective by the Securities and Exchange Commission, relates to an offer to sell 2,777,777 Class A Units, consisting of common stock and warrants and 4,000 Class B Units, consisting of Series A Convertible Preferred Stock and warrants, as more fully described in the Registration Statement. Estimated cash proceeds from the sale of the Class A and Class B Units, net of offering expenses, are estimated to be $4.4 million. The Company also intends to conduct a concurrent private placement of Series B Convertible Preferred Stock and warrants to our largest shareholder for estimated net proceeds of $4.2 million, for total aggregate proceeds from the offering of approximately $8.6 million before the exercise of the over-allotment option available to the underwriter of the offering. There can be no assurance that this offering of securities will close for the full amount we are seeking to raise, or at all.
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
Net cash used for operating activities was $5,445 during the nine months ended September 30, 2019, compared to net cash used for operating activities during the nine months ended September 30, 2018 of $6,731. Net cash used for operations during the nine months ended September 30, 2019 primarily reflects the net loss of $6,113 and payments made to reduce the Company's lease liabilities of $622 partially offset by non-cash expenses, including stock-based compensation expense of $406, depreciation expense of $150, 401(k) stock matching contribution expense of $73 and non-cash lease expense of $456. The higher net cash usage for operating activities during the nine months ended September 30, 2018 of $6,731 is primarily the result of the Company's greater net loss of $7,323 and payment of 2017 employee bonuses of $529, partially offset by the decrease in non-cash stock compensation of $546 during the nine months ended September 30, 2019 in comparison to the nine months ended September 30, 2018.
Net cash of $2,734 was provided by investing activities during the nine months ended September 30, 2019 as a result of $3,746 of short-term investments reaching their maturity dates and converting to cash. The Company also purchased $1,000 of new short-term investments during the nine-month period.
Net cash of $2,579 was provided by financing activities during the nine months ended September 30, 2019 as a result of the Company's completion of a registered direct sale of 2,421,662 shares of common stock at an offering price of $1.2101 per share during March 2019 Gross proceeds from the sale totaled $2,932 before cash payment of offering costs of $349.
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.
Recent Accounting Pronouncements
See Note 2, "Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment. The closing bid price of our common stock on the Nasdaq Capital Market was $0.34 on November 7, 2019.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On July 1, 2019, we issued 24,286 shares of common stock to participants in the Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act, as amended as exempted securities.

Issuer Purchases of Equity Securities
During the three months ended September 30, 2019, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
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

101.1
The following financial information from the Yield10 Bioscience, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, September 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations, Three and Nine Months Ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Loss, Three and Nine Months Ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2019 and 2018; (v) Condensed Consolidated Statements of Stockholders' Equity, Three and Nine Months Ended September 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.

November 12, 2019	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2019	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)