Form 10-Q
period 2020-06-30
YIELD10 BIOSCIENCE, INC.
filed 2020-08-11
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2020 was 1,976,487.

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended June 30, 2020

Table of Contents

		Page
Part I. Financial Information		3

Item
1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019	6
	Condensed Consolidated Statements of Series B Convertible Preferred Stock and Stockholders' (Deficit) Equity for the three and six months ended June 30, 2020 and 2019	7
	Notes to the Condensed Consolidated Financial Statements	9
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
3.	Quantitative and Qualitative Disclosures About Market Risk	31
4.	Controls and Procedures	31

Part II. Other Information		31

Item
1.	Legal Proceedings	31
1A.	Risk Factors	31
2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
3.	Defaults Upon Senior Securities	31
4.	Mine Safety Disclosures	32
5.	Other Information	32
6.	Exhibits	32

SIGNATURES		33

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$3,290	$5,417
Short-term investments	5,211	5,700
Accounts receivable	13	72
Unbilled receivables	59	20
Prepaid expenses and other current assets	417	475
Total current assets	8,990	11,684
Restricted cash	254	332
Property and equipment, net	978	1,243
Right-of-use assets	2,879	3,141
Other assets	265	318
Total assets	$13,366	$16,718

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$150	$279
Accrued expenses	882	1,326
Lease liabilities	430	602
Total current liabilities	1,462	2,207
Lease liabilities, net of current portion	3,400	3,619
Warrant liability	—	14,977
Other long-term liabilities	17	—
Total liabilities	4,879	20,803
Commitments and contingencies (Note 10)
Series B Convertible Preferred Stock ($0.01 par value per share); 0 and 5,750 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Stockholders’ Equity (Deficit):
Series A Convertible Preferred Stock ($0.01 par value per share); 0 shares and 796 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock ($0.01 par value per share); 60,000,000 shares authorized at June 30, 2020 and December 31, 2019; 1,972,798 and 933,423 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	20	9
Additional paid-in capital	378,924	360,926
Accumulated other comprehensive loss	(167)	(126)
Accumulated deficit	(370,290)	(364,894)
Total stockholders’ equity (deficit)	8,487	(4,085)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$13,366	$16,718

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Grant revenue	$221	$318	$400	$442
Total revenue	221	318	400	442

Expenses:
Research and development	1,179	1,191	2,639	2,414
General and administrative	1,179	1,025	2,566	2,211
Total expenses	2,358	2,216	5,205	4,625
Loss from operations	(2,137)	(1,898)	(4,805)	(4,183)

Other income (expense):
Change in fair value of warrants	—	—	(957)	—
Loan forgiveness income (Note 9)	333	—	333	—
Other income (expense), net	15	27	48	52
Total other income (expense)	348	27	(576)	52
Net loss before income tax expense	(1,789)	(1,871)	(5,381)	(4,131)
Income tax expense	(7)	—	(15)	—
Net loss	$(1,796)	$(1,871)	$(5,396)	$(4,131)

Basic and diluted net loss per share	$(0.92)	$(5.99)	$(2.95)	$(14.36)

Number of shares used in per share calculations:
Basic and diluted	1,957,927	312,342	1,827,526	287,592

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss:	$(1,796)	$(1,871)	$(5,396)	$(4,131)
Other comprehensive loss
Change in unrealized gain (loss) on investments	(15)	—	7	—
Change in foreign currency translation adjustment	7	(3)	(48)	(8)
Total other comprehensive loss	(8)	(3)	(41)	(8)
Comprehensive loss	$(1,804)	$(1,874)	$(5,437)	$(4,139)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(5,396)	$(4,131)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	91	100
Change in fair value of warrants	957	—
Loss on disposal of fixed assets	206	—
Charge for 401(k) company common stock match	66	49
Stock-based compensation	297	275
Non-cash lease expense	262	299
Deferred tax provision	27	—
Changes in operating assets and liabilities:
Accounts receivable	59	(54)
Unbilled receivables	(39)	(37)
Prepaid expenses and other assets	84	(10)
Accounts payable	(129)	(62)
Accrued expenses	(390)	(102)
Lease liabilities	(391)	(404)
Other liabilities	17	—
Net cash used for operating activities	(4,279)	(4,077)

Cash flows from investing activities
Purchase of property and equipment	(42)	(13)
Proceeds from sale of property and equipment	10	—
Purchase of short-term investments	(503)	(998)
Proceeds from the sale and maturity of short-term investments	999	2,746
Net cash provided by investing activities	464	1,735

Cash flows from financing activities
Proceeds from warrants exercised (Note 12)	1,658	—
Proceeds from registered direct offering, net of issuance costs	—	2,583
Taxes paid on employees' behalf related to vesting of stock awards	—	(4)
Net cash provided by financing activities	1,658	2,579

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48)	(8)

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,205)	229
Cash, cash equivalents and restricted cash at beginning of period	5,749	3,355
Cash, cash equivalents and restricted cash at end of period	$3,544	$3,584

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SERIES B CONVERTIBLE STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
UNAUDITED
(In thousands, except share amounts)

	Three Months Ended June 30, 2020
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2020	—	$—	296	$—	1,923,184	$19	$377,963	$(159)	$(368,494)	$9,329
Non-cash stock-based compensation expense	—	—	—	—	—	—	194	—	—	194
Issuance of common stock for 401(k) match	—	—	—	—	10,114	—	38	—	—	38
Issuance of common stock for warrant exercise (Note 12)	—	—	—	—	2,500	—	730			730
Issuance of common stock upon conversion of Series A Convertible Preferred Stock	—	—	(296)	—	37,000	1	(1)	—	—	—
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	(1,796)	(1,796)
Balance, June 30, 2020	—	$—	—	$—	1,972,798	$20	$378,924	$(167)	$(370,290)	$8,487

	Three Months Ended June 30, 2019
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2019	—	$—	—	$—	311,690	$3	$360,505	$(115)	$(354,198)	$6,195
Non-cash stock-based compensation expense	—	—	—	—	—	—	113	—	—	113
Issuance of common stock for 401(k) match	—	—	—	—	546	—	24	—	—	24
Issuance of common stock for restricted unit release, net of 2,449 shares withheld for employee taxes	—	—	—	—	116	—	(4)	—	—	(4)
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	(1,871)	(1,871)
Balance, June 30, 2019	—	$—	—	$—	312,352	$3	$360,638	$(118)	$(356,069)	$4,454

	Six Months Ended June 30, 2020
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balance, December 31, 2019	5,750	$—	796	$—	933,423	$9	$360,926	$(126)	$(364,894)	$(4,085)
Non-cash stock-based compensation expense	—	—	—	—	—	—	354	—	—	354
Issuance of common stock for 401(k) match	—	—	—	—	13,829	—	63	—	—	63
Issuance of common stock for warrant exercise	—	—	—	—	207,296	2	1,656	—	—	1,658
Issuance of common stock upon conversion of Series A Convertible Preferred Stock	—	—	(796)	—	99,500	2	(2)	—	—	—
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	(5,750)	—	—	—	718,750	7	(7)	—	—	—
Reclassification of warrant liability to equity	—	—	—	—	—	—	15,934	—	—	15,934
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	—	—	(5,396)	(5,396)
Balance, June 30, 2020	—	$—	—	$—	1,972,798	$20	$378,924	$(167)	$(370,290)	$8,487

	Six Months Ended June 30, 2019
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2018	—	$—	—	$—	250,631	$3	$357,743	$(110)	$(351,938)	$5,698
Non-cash stock-based compensation expense	—	—	—	—	—	—	275	—	—	275
Issuance of common stock for 401(k) match	—	—	—	—	1,064	—	41	—	—	41
Issuance of stock for restricted stock unit vesting, net of 2,449 shares withheld for employee taxes	—	—	—	—	116	—	(4)	—	—	(4)
Issuance of common stock for registered direct offering , net of $349 offering costs	—	—	—	—	60,541	—	2,583	—	—	2,583
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	(4,131)	(4,131)
Balance, June 30, 2019	—	$—	—	$—	312,352	$3	$360,638	$(118)	$(356,069)	$4,454
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
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars, are unaudited, and have been prepared by Yield10 in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the financial position and results of operations for the interim periods ended June 30, 2020 and June 30, 2019.
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
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Except for a single year, the Company has recorded losses since its initial founding, including the three and six months ended June 30, 2020.
As of June 30, 2020, the Company held unrestricted cash, cash equivalents and short-term investments of $8,501. The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its financial statements are issued. Based on its current cash forecast, management expects that the Company's present capital resources will be sufficient to fund its planned operations and meet its obligations into the second quarter of 2021. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional government grants or collaborative arrangements with third parties, as to which no assurance can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, management may be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down its operations and pursue options for liquidating its remaining assets, including intellectual property. Based on its cash forecast, management has determined that the Company's present capital resources will not be sufficient to fund its planned operations for the twelve months from the date that these interim financial statements are filed, which raises substantial doubt about the Company's ability to continue as a going concern.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's Unaudited Condensed Consolidated Balance Sheets included herein:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$3,290	$5,417
Restricted cash	254	332
Total cash, cash equivalents and restricted cash	$3,544	$5,749
Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $254 at June 30, 2020 and $332 at December 31, 2019 consists primarily of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.
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
At June 30, 2020, 100% of the Company's total accounts and unbilled receivables are due from U.S. and Canadian government grants.

Fair Value Measurements
The carrying amounts of the Company's financial instruments as of June 30, 2020 and December 31, 2019, which include cash equivalents, accounts receivable, unbilled receivables, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 5 for further discussion on fair value measurements.
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
Right-of-Use Assets
The Company’s right-of-use assets consist of leased assets recognized in accordance with ASC 842, Leases, ("ASC 842") which requires lessees to recognize a lease liability and a corresponding lease asset for long-term lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company uses its incremental borrowing rate in calculating the present value of future lease payments when interest rates are not implicit in the lease. Leases with terms of 12 months or less at inception are expensed as costs are incurred and not capitalized under ASC 842.
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
Grant Revenue
The Company's source of continuing revenue is from its government research grants, in which it serves as either the primary contractor or as a subcontractor. These grants are considered an ongoing major and central operation of the Company's business. Revenue is earned as research expenses related to the grants are incurred. Revenue earned on government grants, but not yet invoiced as of the balance sheet date, are recorded as unbilled receivables in the accompanying consolidated balance sheets at June 30, 2020 and December 31, 2019. Funds received from government grants in advance of work being performed, if any, are recorded as deferred revenue until earned.
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
Recent Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date. During the six months ended June 30, 2020, the Company adopted the following new accounting guidance.
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

The number of shares of potentially dilutive common stock presented on a weighted average basis, related to options, restricted stock units and warrants (prior to consideration of the treasury stock method) that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2020 and June 30, 2019, respectively, are shown below. Issued and outstanding warrants shown in the table below are described in greater detail in Note 12, contained herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options	162,822	50,707	115,427	46,883
Restricted Stock Awards	17,000	—	13,170	85
Series A Convertible Preferred Stock	12,166	—	25,613	—
Series B Convertible Preferred Stock	—	—	63,187	—
Warrants	2,843,699	175,995	2,843,699	175,995
Total	3,035,687	226,702	3,061,096	222,963
4. INVESTMENTS
Investments consist of the following at June 30, 2020 and December 31, 2019:

	Accumulated Cost at June 30, 2020	Unrealized		Market Value at June 30, 2020
		Gain	(Loss)
Short-term investments
Government securities	$5,204	$7	$—	$5,211
Total	$5,204	$7	$—	$5,211

	Accumulated Cost at December 31, 2019	Unrealized		Market Value at December 31, 2019
		Gain	(Loss)
Short-term investments
Government securities	$5,700	$—	$—	$5,700
Total	$5,700	$—	$—	$5,700
All short-term investments are classified as available for sale as of June 30, 2020 and December 31, 2019. The Company held no long-term investments at June 30, 2020, and December 31, 2019.
5. FAIR VALUE MEASUREMENTS
The Company has certain financial assets recorded at fair value which have been classified as Level 1 and Level 2 within the fair value hierarchy as described in the accounting standards for fair value measurements. In addition, during November 2019, the Company issued Series A Warrants and Series B Warrants in two concurrent securities offerings. At the time of issuance, the Company determined that all of the Series A Warrants and Series B Warrants should be classified as a warrant liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and recognized at fair value due to the insufficiency of common shares available to permit their exercise. At December 31, 2019, the warrant liability met Level 3 classification criteria for classification within the fair value hierarchy. Fair value is the price that would be received from the sale of an asset or the price paid to transfer a liability in an orderly transaction between independent market participants at the measurement date. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy level is determined by the lowest level of significant input.
The Company’s financial assets classified as Level 2 at June 30, 2020 and December 31, 2019 were initially valued at the transaction price and subsequently valued utilizing third-party pricing services. Because the Company’s investment portfolio may include securities that do not always trade daily, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2020 and December 31, 2019.
The $14,977 fair value of the Series A and Series B Warrant liability at December 31, 2019 was determined using the Black-Scholes valuation model. The expected volatility and the risk free discount rate used in the Black-Scholes model were determined based on the Company's historical market price published on the Nasdaq Capital Market and from published U.S. Treasury yield curves, respectively, for a period matched to the contractual term of each warrant series.

At December 31, 2019	Series A Warrants	Series B Warrants
Fair market value of common stock (per share)	$6.86	$6.86
Expected term (years)	2.3	7.3
Risk free rate	1.62%	1.83%
Volatility	127%	115%
On January 15, 2020, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to effect a 1-for-40 reverse stock split. As a result of the reverse stock split, the Company's number of authorized but unissued shares of Common Stock increased significantly and the Series A Warrants and Series B Warrants issued under the offerings completed in November 2019 became eligible for exercise. Prior to reclassification as equity, the Company adjusted the warrant liability to its $15,934 fair value using the assumptions below, recording a loss on the adjustment to fair value of $957 during the six months ended June 30, 2020.

At January 15, 2020	Series A Warrants	Series B Warrants
Fair market value of common stock (per share)	$3.77	$3.77
Expected term (years)	2.3	7.3
Risk free rate	1.62%	1.83%
Volatility	127%	115%
The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2020
Assets
Cash equivalents:
Money market funds	$2,438	$—	$—	$2,438
Short-term investments:
U.S. government and agency securities	—	5,211	—	5,211
Total assets	$2,438	$5,211	$—	$7,649

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Assets
Cash equivalents:
Money market funds	$2,622	$—	$—	$2,622
U.S. government and agency securities	—	1,750	—	1,750
Short-term investments:
U.S. government and agency securities	—	5,700	—	5,700
Total assets	$2,622	$7,450	$—	$10,072

Liabilities
Warrant liability	$—	$—	$14,977	$14,977
Total liabilities	$—	$—	$14,977	$14,977
There were no transfers of financial assets or liabilities between category levels for the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019.
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
6. ACCRUED EXPENSES
Accrued expenses consisted of the following at:

	June 30, 2020	December 31, 2019
Employee compensation and benefits	$517	$669
Leased facilities	54	51
Professional services	151	327
Other	160	279
Total accrued expenses	$882	$1,326
7. STOCK-BASED COMPENSATION
Expense Information for Employee and Non-Employee Stock Awards
The Company recognized stock-based compensation expense related to stock awards, including awards to non-employees and members of the Board of Directors of $160 and $297 for the three and six months ended June 30, 2020 and $113 and $275 for the three and six months ended June 30, 2019, respectively. At June 30, 2020, there was approximately $2,356 of pre-tax stock-based compensation expense related to unvested awards not yet recognized.
The compensation expense related to unvested stock options is expected to be recognized over a remaining weighted average period of 3.62 years.

Stock Options
A summary of option activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	62,065	$178.95
Granted	261,992	$5.91
Exercised	—	$—
Forfeited	(721)	$48.40
Expired	(615)	$2,318.91
Outstanding at June 30, 2020	322,721	$34.68

Vested and expected to vest at June 30, 2020	322,721	$34.68
Options exercisable at June 30, 2020	46,233	$183.33

Restricted Stock Units
The Company records stock compensation expense for restricted stock units ("RSUs") on a straight-line basis over their requisite service period, which approximates the vesting period, based on each RSU's award date market value. As RSUs vest, the Company withholds a number of shares from its employees with an aggregate fair market value equal to the minimum tax withholding amount (unless the employee makes other arrangements for payment of the tax withholding) from the common stock issuable at the vest date. The Company then pays the minimum required income tax for the employees. During the six months ended June 30, 2020 and June 30, 2019, the Company paid $0 and $4 for income tax withholdings associated with RSUs.
A summary of RSU activity for the six months ended June 30, 2020 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2019	—
Awarded	17,000
Common stock issued upon vesting	—
Forfeited	—
Outstanding at June 30, 2020	17,000	0.62
8. LEASES
Lease Accounting
The Company follows the lease accounting guidance codified in ASC 842. Under ASC 842, a lease is classified as a finance lease if any of five criteria described in the guidance apply to the lease. Any lease not classified as a finance lease is classified as an operating lease with expense recognition occurring on a straight-line basis over the term of the lease. The Company's existing lease arrangements meet the standards for operating lease classification.
Under ASC 842, a lease liability is recorded on the commencement date of a lease and is calculated as the present value of the remaining lease payments, using the interest rate implicit in the lease, or if that rate is not readily determinable, using the lessee's incremental borrowing rate. A right-of-use asset equal to the lease liability is also recorded with adjustments made, as necessary, for lease prepayments, lease accruals, initial direct costs and lessor lease incentives that may be present within the terms of the lease. The Company has adopted the short-term lease exception that permits lessees to omit leases with terms of twelve months or less from the accounting requirements of ASC 842.

Maturity Analysis of Lease Liabilities
At June 30, 2020, the Company's lease liabilities will mature as follows:

Year ended December 31,	Undiscounted Cash Flows
2020 (July to December)	$346
2021	704
2022	726
2023	749
2024	771
Thereafter	1,540
Total undiscounted future lease payments	4,836
Discount	(1,006)
Total lease liabilities	$3,830
Short-term lease liability	$430
Long-term lease liability	$3,400
At June 30, 2020, the Woburn, Massachusetts facility is the only remaining lease included in the Company's right-of-use assets and corresponding lease liabilities.
Quantitative Disclosure of Lease Costs (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$183	$257	$386	$516
Short-term lease cost	123	108	306	254
Sublease income	(142)	(134)	(279)	(258)
Total lease cost, net	$164	$231	$413	$512

Other information as of:			June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)			6.4	6.7
Weighted-average discount rate			7.25%	7.24%
Real Estate Leases
During 2016, the Company entered into a lease agreement for its headquarters, pursuant to which the Company leased approximately 29,622 square feet of office and research and development space located at 19 Presidential Way, Woburn, Massachusetts. The lease began on June 1, 2016 and will end on November 30, 2026. The lease agreement does not include any options for an early termination or for an extension of the lease. Pursuant to the lease, the Company is required to pay certain taxes and operating costs associated with the premises throughout the term of the lease. During the buildout of the rented space, the landlord paid $889 for tenant improvements to the facility and an additional $444 for tenant improvements that result in increased rental payments by the Company. Upon adopting ASC 842 these improvements were recorded as a reduction in the valuation of the right-of-use asset.
In November 2019, the Company entered into a modification agreement to the Woburn lease in which Yield10 returned 7,409 square feet of underutilized space to the landlord for the remaining term of the lease. In exchange for returning the space, the landlord agreed to fund modifications and upgrades to the office space retained by the Company. The modifications were completed in February 2020, and after that point the Company has no further financial obligations for the vacated space, including lease rental charges, utilities, maintenance and real estate tax charges. The Company's security deposit was also reduced from $307 to $229. During the six months ending June 30, 2020, the Company wrote off $206 in leasehold improvements and office furniture, net of proceeds, associated with the returned space.

In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The sublease space was determined to be in excess of the Company's needs. The CJ sublease is unaffected by the Company's recent lease modification with the landlord and it remains coterminous with the Company's master lease. CJ will pay pro rata rent and operating expenses equal to the amounts payable to the landlord by the Company, as adjusted from time to time in accordance with the terms of the master lease. Future CJ sublease payments have not been presented as an offset to total undiscounted future lease payments of $4,836 shown in the lease maturity analysis table above. CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
Through May 2020, the Company leased approximately 13,702 square feet of unused office and laboratory space in Lowell, Massachusetts. The lease terminated in accordance with the terms of the lease agreement and the facility has been returned to the landlord. No further expenses are anticipated under this lease.
The Company's wholly-owned subsidiary, Metabolix Oilseeds, Inc. ("MOI"), located in Saskatoon, Saskatchewan, Canada, leases approximately 6,900 square feet of office, laboratory and greenhouse space located within Innovation Place at 410 Downey Road and within the research facility of National Research Council Canada located at 110 Gymnasium Place. None of the leases contain renewal or early termination options. MOI's leases for these facilities expire on various dates through May 2021.
9. CARES ACT LOAN
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 and subsequently amended by the Paycheck Protection Program Flexibility Act (the "Flexibility Act") on June 5, 2020, in order to provide relief from the economic impacts of COVID-19. During April 2020, the Company received $333 in loan proceeds from the Paycheck Protection Program (the “PPP”), established pursuant to the CARES Act and administered by the U.S. Small Business Administration. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company dated April 19, 2020 in the principal amount of $333, issued to a third-party lender (the "lender"). The PPP Loan was amended as a result of the changes made by the Flexibility Act.
Under the CARES Act and the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the twenty-four-week period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments. At least 60% of the loan amount must be used for eligible payroll costs; maintaining or rehiring employees and maintaining salaries at certain levels; and other factors.
Under the terms of the PPP Loan, as amended, interest will accrue on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Loan is two years from the date the loan proceeds were received, though it may be payable sooner in connection with an event of default under the terms of the PPP Loan. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning ten months from the date of the PPP Loan, until the maturity date.
The PPP Loan may be prepaid in part or in full, at any time, without penalty. The PPP Loan provides for certain customary events of default, including, but not limited to, failing to make a payment when due under the loan, failure to take actions required by the loan, the Company defaulting under certain agreements in favor of any third party, making false statements, the Company’s insolvency, and the commencement of creditor or forfeiture proceedings against the Company. Upon the occurrence of an event of default, the lender has customary remedies and may, among other things, require immediate payment of all amounts owed under the PPP Loan, collect all amounts owed from the Company, and file suit and obtain judgment against the Company.
During the three months ended June 30, 2020, Yield10 utilized the entire PPP Loan amount for qualifying expenses and management of the Company considers it reasonably certain that it will meet the conditions for loan forgiveness. As such, the Company has recorded the full amount of the loan, or $333, within other income (expense) in its condensed consolidated statement of operations for the three months ended June 30, 2020.

10. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.
Guarantees
As of June 30, 2020, and December 31, 2019, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners and contractors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Yield10 Bioscience has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of the indemnifications under these agreements is believed to be minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2020 and December 31, 2019.
11. GEOGRAPHIC INFORMATION
The geographic distribution of the Company’s grant revenues and long-lived assets are summarized in the tables below:

	U.S.	Canada	Eliminations	Total
Three Months Ended June 30, 2020:
Grant revenue from external customers	$154	$67	$—	$221
Inter-geographic revenues	—	373	(373)	—
Revenues	$154	$440	$(373)	$221

Three Months Ended June 30, 2019:
Grant revenue from external customers	$318	$—	$—	$318
Inter-geographic revenues	—	499	(499)	—
Revenues	$318	$499	$(499)	$318

Six Months Ended June 30, 2020:
Net revenues from external customers	$333	$67	$—	$400
Inter-geographic revenues	—	777	(777)	—
Net revenues	$333	$844	$(777)	$400

Six Months Ended June 30, 2019:
Net revenues from external customers	$442	$—	$—	$442
Inter-geographic revenues	—	836	(836)	—
Net revenues	$442	$836	$(836)	$442

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three and six months ended June 30, 2020, revenue earned from the Company's Michigan State University sub-award represented 69.7% and 83.3%, respectively, of total government grant revenue for each period.
The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Eliminations	Total
June 30, 2020	$932	$46	$—	$978
December 31, 2019	$1,186	$57	$—	$1,243

12. CAPITAL STOCK AND WARRANTS

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

•
2,504 Class B Units, priced at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, par value $0.01 per share, convertible at any time at the holder's option into 125 shares of common stock, par value $0.01 per share, Series A Warrants to purchase 125 shares of common stock at an exercise price of $8.00 per share, expiring two and one-half-years from the closing date of the offering, and Series B Warrants to purchase 125 shares of common stock at an exercise price of $8.00 per share, expiring seven and one-half-years from the closing date of the offering. The Series A Convertible Preferred Stock was convertible into shares of common stock at any time using a conversion ratio of $8.00 per share. As of June 30, 2020, all of the shares of the Series A Convertible Preferred Stock had converted to 313,000 shares of the Company's common stock.

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

As of the November 19, 2019 closing date of the two offerings, the Company did not have sufficient authorized and available shares of common stock to permit conversion of the Series B Convertible Preferred Stock sold in the private placement or to permit the exercise of the 2,875,000 combined Series A Warrants and Series B Warrants issued under both the public and the private offerings. The Series B Convertible Preferred Shares and the Series A Warrants and Series B Warrants were not convertible or exercisable until more shares of common stock became available for issuance through the Company's filing of the Charter Amendment for the Reverse Stock Split. Upon the filing of the Charter Amendment on January 15, 2020, all of the Series B Convertible Preferred Stock sold in the private placement automatically converted into 718,750 shares of common stock and the Series A Warrants and Series B Warrants issued under both offerings became eligible for exercise.
Until their conversion to common stock, the Company recorded the Series A Convertible Preferred Stock as permanent equity within the Company's balance sheet. The contingent redemption rights of the Series B Convertible Preferred stockholders were judged to be outside of the Company's control and resulted in their classification as temporary equity within the Company's balance sheet until their automatic conversion to common shares in January 2020.
The Series A and Series B Warrants are free standing financial instruments, legally detachable and separately exercisable from the common and preferred shares issued in the concurrent offerings. At the time of their issuance, the Company determined that all of the warrants should be classified as a warrant liability and recorded at an inception date fair value of $24,518 due to the insufficiency of common shares available to permit their exercise. As the proceeds from the offerings were less than the fair value of their respective warrants, the warrants were recorded at their full fair value and the difference between the fair value and the cash proceeds of $13,018 was recorded to other income (expense) in the Company's consolidated statement of operations during the year ended December 31, 2019. No residual offering proceeds remained to be allocated to the common and preferred shares sold in the offerings.
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
Description of Series A Convertible Preferred Stock
The November 2019 concurrent offerings of the Company's securities included the issuance of 2,504 shares of Series A Convertible Preferred Stock. Each Series A Convertible Preferred Share was convertible into 125 shares of common stock at a conversion price of $8.00 per share. As of June 30, 2020, all 2,504 shares of the Series A Convertible Preferred Stock had converted to 313,000 shares of common stock.
Description of Series B Convertible Preferred Stock
The November 2019 concurrent offerings of the Company's securities included the issuance of 5,750 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock was convertible into 125 shares of common stock at a conversion price of $8.00 per share. All of the Series B Convertible Preferred Stock automatically converted to 718,750 shares of common stock on January 15, 2020, upon the Company's filing of a Charter Amendment for the reverse stock split described above.

When converted, the shares of Series A and B Convertible Preferred Stock were restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Company's board of directors.
Warrants
The following table summarizes information regarding outstanding warrants to purchase common stock as of June 30, 2020:

Issuance	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price Per Share of Common Stock	Expiration Date
November 2019 Public Offering - Series A	580,727	$8.00	May 19, 2022
November 2019 Public Offering - Series B	649,477	$8.00	May 19, 2027
November 2019 Private Placement - Series A	718,750	$8.00	May 19, 2022
November 2019 Private Placement - Series B	718,750	$8.00	May 19, 2027
December 2017 Public Offering - Series A	160,975	$90.00	December 21, 2022
July 2017 Registered Direct Offering	14,270	$201.60	January 7, 2024
Consultant	750	$116.00	September 11, 2024
Total	2,843,699
February 2020 Warrant Exercises
In connection with the Company’s public securities offering that closed on November 19, 2019, the Company issued Series A Warrants and Series B Warrants to purchase shares of the Company’s common stock. The warrants were issued, and are held, in book-entry form through The Depository Trust & Clearing Corporation (“DTCC”). During the six months ended June 30, 2020, warrants equal to a total of 207,296 shares of the Company's common stock were exercised, generating cash proceeds of $1,658. In May 2020, Yield10 was informed by DTCC and its warrant agent that the exercise price of each warrant issued in the November 2019 public securities offering had been proportionately adjusted in accordance with the Company's 1-for-40 reverse stock split completed in January 2020, but that the number of shares issuable upon the exercise of each warrant had not been proportionately adjusted following the stock split within the records of DTCC. Based on DTCC's notification, the Company believed that up to 88,762 shares of common stock may have been incorrectly issued and up to $710 in proceeds may have been incorrectly collected for certain warrants exercised during February 2020. Following a thorough review with the warrant agent, DTCC and brokers for certain warrant holders who exercised these warrants, the Company determined that the number of shares of common stock issued and the amount of cash collected from the exercises were in fact correct, but that DTCC’s records did not accurately reflect the number of warrants remaining in the affected warrant holders’ accounts following their exercises. As of June 30, 2020, the issue has been resolved by adjusting the DTCC accounts of the warrant holders. Accordingly, the Company will not be required to return cash proceeds and the warrant holders will not be required to return any of the common shares issued from the exercises.  In its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the Company recorded $710 within accrued expenses for the cash proceeds from the February 2020 warrant exercises that the Company previously expected to be returned to warrant holders. That accrual was relieved and reclassified to equity during the quarter ending June 30, 2020.
Reserved Shares
The following shares of common stock were reserved for future issuance upon exercise of stock options, vesting of RSUs and conversion of warrants:

	June 30, 2020	December 31, 2019
Stock Options	322,721	62,065
RSUs	17,000	—
Series A Convertible Preferred Stock - November 2019 Public Offering	—	99,500
Warrants	2,843,699	175,995
Total number of common shares reserved for future issuance	3,183,420	337,560

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
As of June 30, 2020, we held unrestricted cash, cash equivalents and short-term investments of $8,501. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our current cash forecast, we expect that our present capital resources will be sufficient to fund our planned operations and meet our obligations into the second quarter of 2021. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment. We have determined, based on our cash forecast, that our present capital resources will not be sufficient to fund our planned operations for the twelve months from the date that these interim financial statements are filed, which raises substantial doubt about our ability to continue as a going concern.
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
Government Grants
On May 20, 2020, Metabolix Oilseeds, Inc. (“MOI”), the Company’s wholly-owned Canadian research subsidiary, received a research grant through the Industrial Research Assistance Program administered by National Research Council Canada ("NRC"). The objective of the grant is to provide financial research assistance to innovative, early-stage small and medium-sized enterprises. Under the terms of the agreement, NRC agreed to contribute up to a maximum of $67 for payroll costs incurred by MOI during the period April 1, 2020 - June 24, 2020. During the three months ended June 30, 2020, MOI submitted claims for eligible payroll costs and recognized revenue for the full amount of the award.
During 2018, we entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Our participation under this projected five-year grant will be awarded on an annual basis with the first year commencing September 15, 2017. Although our funding under this sub-award has been appropriated through September 2020 for $1,698, we anticipate that each additional option year will be awarded annually to Yield10 through September 14, 2022 for total sub-award funding of $2,957, provided the U.S. Congress continues to appropriate funds for the program, we are able to make progress towards meeting grant objectives and we remain in compliance with other terms and conditions of the sub-award.
As of June 30, 2020, proceeds of $140 remain to be recognized through the end of the third year under our MSU sub-award as shown in the table below. This includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

Program Title	Funding Agency	Total Government Funded Appropriations	Total revenue recognized through June 30, 2020	Remaining amount to be recognized as of June 30, 2020	Contract/Grant Expiration

Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$1,698	$1,558	$140	September 2020
Funding from National Research Council Canada through its Industrial Research Assistance Program (NRC-IRAP) entitled "Innovation Assistance Program"	National Research Council Canada	67	67	—	June 2020
Total		$1,765	$1,625	$140

Critical Accounting Estimates and Judgments
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based and performance-based compensation, measurement of right-of-use assets and lease liabilities, the recognition of lease expense and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2020, are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”
Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,
	2020	2019	Change
Grant revenue	$221	$318	$(97)
Grant revenue was $221 and $318 for the three months ended June 30, 2020 and June 30, 2019, respectively.  Grant revenue recorded during each of these periods was derived primarily from the Company's sub-award with MSU. During the three months ended June 30, 2020, we also recognized the full $67 awarded by NRC to MOI for general research support.
We anticipate that MSU grant revenue will fluctuate over the next twelve months as a result of varying annual budget appropriations awarded under the MSU sub-award. Our forecast related to grant revenue is subject to change, should we receive new grants or if our ability to earn revenue from our existing grant is negatively impacted by the COVID-19 pandemic.
Expenses

	Three Months Ended June 30,
	2020	2019	Change
Research and development expenses	$1,179	$1,191	$(12)
General and administrative expenses	1,179	1,025	154
Total expenses	$2,358	$2,216	$142
Research and Development Expenses
Total research and development expenses remained consistent at $1,179 and $1,191 during the three months ended June 30, 2020 and June 30, 2019, respectively. However, compensation and benefits increased by $92 from $642 during the three months ended June 30, 2019 to $733 during the three months ended June 30, 2020, primarily as a result of annual merit increases that became effective on January 1, 2020, and the Company's pro rata accrual for 2020 estimated performance bonuses expected to be paid in early 2021. We did not accrue for 2019 employee bonuses during the three months ended June 30, 2019. Facilities related expenses decreased by $82 during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. In November 2019, we amended our Woburn lease and returned 7,409 square feet of underutilized space to the landlord for the remaining term of the lease.
Based on our current financial forecast, we expect research and development expenses will continue to remain consistent during the remainder of 2020. Due to the COVID-19 pandemic, we have delayed a small number of planned 2020 increases in research personnel. Our forecasts related to research and development expense are subject to change due to the potential impact of the COVID-19 pandemic, or as new collaborative opportunities arise that alter our business plans.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2020 and June 30, 2019 increased by $154 from $1,025 to $1,179. The 15 percent increase is primarily due to an increase in compensation and benefits of $83 and an increase in professional fees of $70. Compensation and benefits increased as a result of 2020 annual merit increases and the recording of pro rata estimated 2020 bonus expenses and professional fees increased due to legal and accounting work performed in connection with the Company's securities registration filings with the SEC. We did not accrue for 2019 employee bonuses during the three months ended June 30, 2019.
We expect our general and administrative expenses for the year ended December 31, 2020, will remain at a level consistent with 2019. Note, however, that our forecasts related to general and administrative expense are subject to change due to the potential impact of the COVID-19 pandemic, or as new collaborative opportunities arise that alter our business plans.
Other Income (Expense), Net

	Three Months Ended June 30,
	2020	2019	Change
Loan forgiveness income	$333	$—	$333
Other income (expense), net	15	27	(12)
Total other income (expense), net	$348	$27	$321
Loan Forgiveness Income
During April 2020, we received $333 in loan proceeds from the Paycheck Protection Program (the “PPP”), established pursuant to the CARES Act. Under the CARES Act and the PPP, we may apply for and be granted forgiveness for all or part of the PPP loan. Subject to certain requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during a twenty-four-week period will qualify for forgiveness. During the three months ended June 30, 2020, we utilized the entire PPP loan amount for qualifying expenses and consider it reasonably certain that we will meet the conditions for loan forgiveness. As such, we have recorded the full amount of the loan, or $333, within other income (expense) in our condensed consolidated statement of operations for the three months ended June 30, 2020. See Note 9.
Other Income (Expense), net
Other income (expense) for the three months ended June 30, 2020 and June 30, 2019 was derived primarily from investment income earned from the Company's cash equivalents and short-term investments.
Comparison of the Six Months Ended June 30, 2020 and 2019
Revenue

	Six Months Ended June 30,
	2020	2019	Change
Grant revenue	$400	$442	$(42)
Grant revenue was $400 and $442 for the six months ended June 30, 2020 and June 30, 2019, respectively.  Grant revenue for each of these periods was derived primarily from the Company's sub-award with MSU. During the six months ended June 30, 2020, we also recognized the full $67 awarded by NRC to MOI for general research support.

Expenses

	Six Months Ended June 30,
	2020	2019	Change
Research and development expenses	$2,639	$2,414	$225
General and administrative expenses	2,566	2,211	355
Total expenses	$5,205	$4,625	$580
Research and Development Expenses
Research and development expenses during the six months ended June 30, 2020 and June 30, 2019 were $2,639 and $2,414, respectively. The $225, or 9 percent, increase is primarily due to a $192 increase in compensation and benefits and our recording a loss on disposal of fixed assets. Compensation and benefits increased from $1,323 during the six months ended June 30, 2019 to $1,515 during the six months ended June 30, 2020, as a result of annual merit increases that became effective on January 1, 2020, and as a result of the Company's pro rata six-month accrual for 2020 estimated performance bonuses expected to be paid in early 2021. We did not accrue for 2019 employee bonuses during the six months ended June 30, 2019. In November 2019, we entered into a modification agreement to our Woburn lease in which we returned 7,409 square feet of underutilized space to the landlord for the remaining term of the lease. As a result of this lease modification, during the six months ended June 30, 2020 we wrote off $141 in leasehold improvements and office furniture previously utilized in our research and development activities. Our facilities expenses decreased by $70 during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, as a result of returning the underutilized space in our Woburn facility to the landlord.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2020 and June 30, 2019 increased by $355 from $2,211 to $2,566. The 16 percent increase is due to an increase in compensation and benefits of $140 as a result of 2020 annual merit increases and recording estimated bonus expenses. We did not accrue for 2019 employee bonuses during the six months ended June 30, 2019. Professional fees also increased by $210 from $372 during the six months ended June 30, 2019 to $581 during the six months ended June 30, 2020 and is primarily related to legal and accounting work performed in connection with our securities registration filings with the SEC.
Other Income (Expense), Net

	Six Months Ended June 30,
	2020	2019	Change
Change in fair value of warrants	$(957)	$—	$(957)
Loan forgiveness income	333	—	$333
Other income (expense), net	48	52	(4)
Total other income (expense), net	$(576)	$52	$(628)
Change in Fair Value of Warrants
On November 19, 2019, we closed on concurrent securities offerings that included a total of 2,875,000 warrants that received liability classification on their date of issuance. In accordance with applicable accounting guidance, the fair value of the warrants was recalculated as of the Company's December 31, 2019 fiscal year-end balance sheet date and again on January 15, 2020, in connection with the Company's filing of a Charter Amendment to effect a 1-for-40 reverse stock split. The reverse stock split increased the number of shares of common stock available for issuance resulting in reclassification of the warrants from a liability to equity. During the six months ended June 30, 2020, we recorded a loss from the change in fair value of the warrants of $957 as a result of the January 2020 revaluation. See Note 12 - Capital Stock and Warrants, in the accompanying condensed consolidated financial statements.
Loan Forgiveness Income
During the six months ended June 30, 2020, we utilized the entire PPP loan amount for qualifying expenses and consider it reasonably certain that we will meet the conditions for loan forgiveness. As such, we have recorded the full amount of the loan, or $333, within other income (expense) in our condensed consolidated statement of operations for the six months ended June 30, 2020.
Other Income (Expense), net
Other income (expense) for the three months ended June 30, 2020 and June 30, 2019 was derived primarily from investment income earned from the Company's cash equivalents and short-term investments.
Liquidity and Capital Resources
Currently, we require cash to fund our working capital needs, to purchase capital assets, to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government research grants and income earned on cash and short-term investments.
Since our inception, we have incurred significant expenses related to our research, development and commercialization efforts. Except for 2012, when we recognized deferred revenue from a terminated joint venture, we have recorded losses since our initial founding, including the three and six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $370,290. Our total unrestricted cash and cash equivalents as of June 30, 2020, were $8,501 as compared to cash, cash equivalents and short-term investments of $11,117 at December 31, 2019. Our cash and cash equivalents are held primarily for working capital purposes. As of June 30, 2020, we had restricted cash of $254. Restricted cash consists of $229 held in connection with the lease agreement for our Woburn, Massachusetts facility and $25 held in connection with our corporate credit card program. As of June 30, 2020, we continue to have no outstanding debt.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal, and investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of June 30, 2020, we were in compliance with this policy.
We are reducing our previous guidance for anticipated cash usage during 2020 from a range of $9,000 - $9,500 to a range of $8,500 - $9,000, primarily as a result of the impact of the COVID-19 pandemic. We have delayed plans to hire a small number of additional research and development staff and have significantly reduced our travel related expenses as well as other general expenses. We estimate that our current cash resources will be sufficient to fund operations and meet our obligations, when due, into the second quarter of 2021. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Our ability to continue operations after our current cash resources are exhausted depends upon our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment. We have determined, based on our cash forecast, that our present capital resources will not be sufficient to fund our planned operations for the twelve months from the date that these interim financial statements are filed, which raises substantial doubt about our ability to continue as a going concern.
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
The CARES Act was enacted on March 27, 2020 to provide relief from the economic impacts of COVID-19. On June 5, 2020, the Paycheck Protection Program Flexibility Act ("Flexibility Act") was signed into law amending some provisions of the CARES Act. During April 2020, we received $333 in loan proceeds from the Paycheck Protection Program, established pursuant to the CARES Act and administered by the U.S. Small Business Administration. The unsecured loan ("PPP Loan") is evidenced by a promissory note dated April 19, 2020 in the principal amount of $333, issued to a third-party lender. We may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness, as regulated by the CARES Act and Flexibility Act, is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the 24-week period after loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments. At least 60% of the loan amount must be used for eligible payroll costs; maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Under the terms of the PPP Loan, interest will accrue on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Loan is two years, although it may be payable sooner in connection with an event of default. To the extent the loan amount is not forgiven, we are obligated to make equal monthly payments of principal and interest, beginning ten months from the date of the PPP Loan, until the maturity date. During the three months ended June 30, 2020, we used the entire proceeds from the loan for qualifying expenses and we believe it is reasonably certain that we will receive full loan forgiveness after our application is submitted. No assurance can be provided, however, that we will obtain forgiveness of the loan in whole or in part.
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
Net cash used for operating activities during the six months ended June 30, 2020 was $4,279, compared to net cash used for operating activities during the six months ended June 30, 2019 of $4,077. Net cash used for operations during the six months ended June 30, 2020 primarily reflects the greater net loss of $5,396, cash payments made to reduce the Company's lease liabilities of $391 and our payment of 2019 bonus compensation of $344. Non-cash charges offsetting a portion of the net loss include the loss recorded from the revaluation of the Company's warrant liability of $957, losses from the disposal of fixed assets of $206, stock-based compensation expense of $297, and non-cash lease expense of $262. The net cash usage for operating activities during the six months ended June 30, 2019 of $4,077 was primarily the result of the Company's net loss of $4,131 and payments to reduce lease liabilities of $404, partially offset by non-cash stock compensation of $275 and non-cash lease expense of $299.
Net cash of $464 was provided by investing activities during the six months ended June 30, 2020, primarily as a result of $999 of short-term investments reaching their maturity dates and converting to cash. The Company also purchased $503 of new short-term investments during the six-month period.
In connection with our public securities offering that closed on November 19, 2019, we issued Series A Warrants and Series B Warrants to purchase shares of the Company’s common stock. The warrants were issued, and are held, in book-entry form through The Depository Trust & Clearing Corporation (“DTCC”). During the six months ended June 30, 2020, warrants equal to a total of 207,296 shares of the Company's common stock were exercised, generating cash proceeds of $1,658. In May 2020, we were informed by DTCC and our warrant agent that the exercise price of each warrant issued in the November 2019 public securities offering had been proportionately adjusted in accordance with our 40:1 reverse stock split completed in January 2020, but that the number of shares issuable upon the exercise of each warrant had not been proportionately adjusted following the stock split within the records of DTCC. As a result of DTCC's notification, we believed that up to 88,762 shares of common stock were incorrectly issued and up to $710 in proceeds may have been incorrectly collected from certain warrants exercised in February 2020. Following a thorough review of the matter and further communications with the warrant agent, DTCC and brokers for certain warrant holders who exercised warrants in February 2020, we determined that the number of shares of common stock issued and the amount of cash collected for those exercises were in fact correct, but that DTCC’s records did not accurately reflect the number of warrants remaining in the affected warrant holders’ individual accounts following their exercises. As of June 30, 2020, the issue has been resolved by adjusting the remaining numbers of warrants held by the warrant holders following their February 2020 exercises within the records of DTCC. Accordingly, we will not be required either to return cash proceeds from these exercises or to require the warrant holders to return any of the common shares issued.  In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, we recorded $710 within accrued expenses for the portion of the cash proceeds from the February 2020 warrant exercises that we previously expected to be returned to holders of warrants. That accrual was relieved and reclassified to equity during the quarter ending June 30, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements
See Note 2, "Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.
ITEM 1A.  RISK FACTORS.
There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on March 25, 2020, as amended and supplemented by the risk factors described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 15, 2020.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On April 10, 2020, we issued 10,114 shares of common stock to participants in the Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act, as amended as exempted securities.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2020, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.  OTHER INFORMATION.
None.
ITEM 6.  EXHIBITS.

10.1	Amended and Restated 2018 Stock Option and Incentive Plan† (filed herewith)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification (furnished herewith).

101.1
The following financial information from the Yield10 Bioscience, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations, Three and Six Months Ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Loss, Three and Six Months Ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows, Six Months Ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Series B Convertible Preferred Stock and Stockholders' (Deficit) Equity, Three and Six Months Ended June 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.

August 11, 2020	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2020	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)