Form 10-Q
period 2020-09-30
YIELD10 BIOSCIENCE, INC.
filed 2020-11-12
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of November 9, 2020 was 3,334,048.

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended September 30, 2020

Table of Contents

		Page
Part I. Financial Information		3

Item
1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	6
	Condensed Consolidated Statements of Series B Convertible Preferred Stock and Stockholders' (Deficit) Equity for the three and nine months ended September 30, 2020 and 2019	7
	Notes to the Condensed Consolidated Financial Statements	9
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
3.	Quantitative and Qualitative Disclosures About Market Risk	31
4.	Controls and Procedures	31

Part II. Other Information		31

Item
1.	Legal Proceedings	31
1A.	Risk Factors	31
2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
3.	Defaults Upon Senior Securities	32
4.	Mine Safety Disclosures	32
5.	Other Information	31
6.	Exhibits	32

SIGNATURES		33

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$2,995	$5,417
Short-term investments	8,794	5,700
Accounts receivable	148	72
Unbilled receivables	56	20
Prepaid expenses and other current assets	368	475
Total current assets	12,361	11,684
Restricted cash	254	332
Property and equipment, net	935	1,243
Right-of-use assets	2,796	3,141
Other assets	300	318
Total assets	$16,646	$16,718

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$103	$279
Accrued expenses	930	1,326
Lease liabilities	443	602
Total current liabilities	1,476	2,207
Lease liabilities, net of current portion	3,283	3,619
Warrant liability	—	14,977
Other long-term liabilities	15	—
Total liabilities	4,774	20,803
Commitments and contingencies (Note 10)
Series B Convertible Preferred Stock ($0.01 par value per share); 0 and 5,750 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Stockholders’ Equity (Deficit):
Series A Convertible Preferred Stock ($0.01 par value per share); 0 shares and 796 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock ($0.01 par value per share); 60,000,000 shares authorized at September 30, 2020 and December 31, 2019; 3,330,778 and 933,423 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	33	9
Additional paid-in capital	384,465	360,926
Accumulated other comprehensive loss	(168)	(126)
Accumulated deficit	(372,458)	(364,894)
Total stockholders’ equity (deficit)	11,872	(4,085)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$16,646	$16,718

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Grant revenue	$204	$224	$604	$666
Total revenue	204	224	604	666

Expenses:
Research and development	1,300	1,232	3,939	3,646
General and administrative	1,098	990	3,664	3,201
Total expenses	2,398	2,222	7,603	6,847
Loss from operations	(2,194)	(1,998)	(6,999)	(6,181)

Other income (expense):
Change in fair value of warrants	—	—	(957)	—
Loan forgiveness income (Note 9)	—	—	333	—
Other income (expense), net	37	16	85	68
Total other income (expense)	37	16	(539)	68
Net loss before income tax expense	(2,157)	(1,982)	(7,538)	(6,113)
Income tax expense	(11)	—	(26)	—
Net loss	$(2,168)	$(1,982)	$(7,564)	$(6,113)

Basic and diluted net loss per share	$(0.87)	$(6.33)	$(3.69)	$(20.64)

Number of shares used in per share calculations:
Basic and diluted	2,492,274	312,952	2,050,726	296,139

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss:	$(2,168)	$(1,982)	$(7,564)	$(6,113)
Other comprehensive loss
Change in unrealized gain (loss) on investments	(6)	—	1	—
Change in foreign currency translation adjustment	5	(6)	(43)	(14)
Total other comprehensive loss	(1)	(6)	(42)	(14)
Comprehensive loss	$(2,169)	$(1,988)	$(7,606)	$(6,127)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(7,564)	$(6,113)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	137	150
Change in fair value of warrants	957	—
Loss on disposal of fixed assets	206	—
Charge for 401(k) company common stock match	95	73
Stock-based compensation	506	406
Non-cash lease expense	345	456
Deferred income tax provision	33	—
Changes in operating assets and liabilities:
Accounts receivable	(76)	23
Unbilled receivables	(36)	(17)
Prepaid expenses and other assets	92	217
Accounts payable	(228)	(66)
Accrued expenses	(324)	48
Lease liabilities	(495)	(622)
Other liabilities	15	—
Net cash used for operating activities	(6,337)	(5,445)

Cash flows from investing activities
Purchase of property and equipment	(42)	(12)
Proceeds from sale of property and equipment	10	—
Purchase of short-term investments	(6,290)	(1,000)
Proceeds from the sale and maturity of short-term investments	3,197	3,746
Net cash (used for) provided by investing activities	(3,125)	2,734

Cash flows from financing activities
Proceeds from warrants exercised (Note 12)	1,658	—
Proceeds from public and private offerings, net of issuance costs	5,367	2,583
Taxes paid on employees' behalf related to vesting of stock awards	(17)	(4)
Net cash provided by financing activities	7,008	2,579

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(46)	(14)

Net decrease in cash, cash equivalents and restricted cash	(2,500)	(146)
Cash, cash equivalents and restricted cash at beginning of period	5,749	3,355
Cash, cash equivalents and restricted cash at end of period	$3,249	$3,209

Supplemental disclosure of non-cash information:
Offering costs remaining in accrued expenses	$63	$41

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SERIES B CONVERTIBLE STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
UNAUDITED
(In thousands, except share amounts)

	Three Months Ended September 30, 2020
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2020	—	$—	—	$—	1,972,798	$20	$378,924	$(167)	$(370,290)	$8,487
Non-cash stock-based compensation expense	—	—	—	—	—	—	243	—	—	243
Issuance of common stock for 401(k) match	—	—	—	—	3,689	—	23	—	—	23
Issuance of common stock for restricted stock units	—	—	—	—	6,006	—	(17)	—	—	(17)
Issuance of common stock for concurrent private and public offerings, net of offering costs of $425	—	—	—	—	1,348,285	13	5,292	—	—	5,305
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(2,168)	(2,168)
Balance, September 30, 2020	—	$—	—	$—	3,330,778	$33	$384,465	$(168)	$(372,458)	$11,872

	Three Months Ended September 30, 2019
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2019	—	$—	—	$—	312,352	$3	$360,638	$(118)	$(356,069)	$4,454
Non-cash stock-based compensation expense	—	—	—	—	—	—	131	—	—	131
Issuance of common stock for 401(k) match	—	—	—	—	607	—	23	—	—	23
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	(1,982)	(1,982)
Balance, September 30, 2019	—	$—	—	$—	312,959	$3	$360,792	$(124)	$(358,051)	$2,620
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

	Nine Months Ended September 30, 2020
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balance, December 31, 2019	5,750	$—	796	$—	933,423	$9	$360,926	$(126)	$(364,894)	$(4,085)
Non-cash stock-based compensation expense	—	—	—	—	—	—	597	—	—	597
Issuance of common stock for 401(k) match	—	—	—	—	17,518	—	86	—	—	86
Issuance of common stock for warrant exercise	—	—	—	—	207,296	2	1,656	—	—	1,658
Issuance of common stock upon conversion of Series A Convertible Preferred Stock	—	—	(796)	—	99,500	2	(2)	—	—	—
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	(5,750)	—	—	—	718,750	7	(7)	—	—	—
Reclassification of warrant liability to equity	—	—	—	—	—	—	15,934	—	—	15,934
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	6,006	—	(17)	—	—	(17)
Issuance of common stock for private and public offering, net of offering costs of $425	—	—	—	—	1,348,285	13	5,292	—	—	5,305
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	—	—	(7,564)	(7,564)
Balance, September 30, 2020	—	$—	—	$—	3,330,778	$33	$384,465	$(168)	$(372,458)	$11,872

	Nine Months Ended September 30, 2019
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2018	—	$—	—	$—	250,631	$3	$357,743	$(110)	$(351,938)	$5,698
Non-cash stock-based compensation expense	—	—	—	—	—	—	406	—	—	406
Issuance of common stock for 401(k) match	—	—	—	—	1,671	—	64	—	—	64
Issuance of stock for restricted stock unit vesting, net of 2,449 shares withheld for employee taxes	—	—	—	—	116	—	(4)	—	—	(4)
Issuance of common stock for registered direct offering, net of $349 offering costs	—	—	—	—	60,541	—	2,583	—	—	2,583
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	—	—	(6,113)	(6,113)
Balance, September 30, 2019	—	$—	—	$—	312,959	$3	$360,792	$(124)	$(358,051)	$2,620

YIELD10 BIOSCIENCE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Yield10 Bioscience, Inc. is an agricultural bioscience company that uses its "Trait Factory" and the Camelina oilseed “Fast Field Testing” system to develop high value seed traits for the agriculture and food industries. Yield10 is headquartered in Woburn, Massachusetts and has an Oilseed Center of Excellence in Saskatoon, Saskatchewan, Canada. The Company's goal is to efficiently develop superior gene traits for the major crops including corn, soybean, canola, and other crops to enable step-change increases in crop yield of at least 10-20 percent. Yield10's “Trait Factory” encompasses discovery of gene targets using its GRAIN (“Gene Ranking Artificial Intelligence Network”) big data mining platform, deployment of trait gene targets in the oilseed Camelina and generation of field performance data. The “Trait Factory” enables two complementary commercial opportunities with different paths to market. The first is trait licensing to the major seed companies for corn, soybean, canola and other crops. Data from the Company's trait field testing in Camelina has enabled Yield10 to establish research license agreements with leading seed companies including the Bayer Crop Science division of Bayer AG ("Bayer"), GDM, Forage Genetics International, LLC, a division of Land O'Lakes, Inc. ("Forage Genetics") and JR Simplot Company ("Simplot"). These companies are progressing the development of Yield10 traits in soybean, forage sorghum, and potato, respectively. The second commercial opportunity is to improve the performance and value of Camelina as a platform to develop a commercial crop product business producing nutritional oils and PHA biomaterials. Using this approach, Yield10 can leverage the resources of the major seed companies to efficiently develop superior gene traits for the major crops thereby creating opportunities for licensing revenue while focusing internal resources on trait gene discovery and the commercial development of Camelina products.
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars, are unaudited, and have been prepared by Yield10 in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the financial position and results of operations for the interim periods ended September 30, 2020 and September 30, 2019.
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
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Except for a single year, the Company has recorded losses since its initial founding, including the three and nine months ended September 30, 2020.
As of September 30, 2020, the Company held unrestricted cash, cash equivalents and short-term investments of $11,789. The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its financial statements are issued. Based on its cash forecast, management expects that the Company's present capital resources will be sufficient to fund its planned operations for at least that period of time. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional government grants or collaborative arrangements with third parties, as to which no assurance can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, management may be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down its operations and pursue options for liquidating its remaining assets, including intellectual property.

If the Company issues equity or debt securities to raise additional funds in the future, (i) the Company may incur fees associated with such issuance, (ii) its existing stockholders may experience dilution from the issuance of new equity securities, (iii) the Company may incur ongoing interest expense and be required to grant a security interest in Company assets in connection with any debt issuance, and (iv) the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. In addition, utilization of the Company’s net operating loss and research and development credit carryforwards may be subject to significant annual limitations under Section 382 of the Internal Revenue Code due to ownership changes resulting from equity financing transactions. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies or grant licenses on terms that are not favorable to the Company.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's Unaudited Condensed Consolidated Balance Sheets included herein:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$2,995	$5,417
Restricted cash	254	332
Total cash, cash equivalents and restricted cash	$3,249	$5,749
Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $254 at September 30, 2020 and $332 at December 31, 2019 consists primarily of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.
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
At September 30, 2020, 100% of the Company's total accounts and unbilled receivables are due from U.S. government grants.

Fair Value Measurements
The carrying amounts of the Company's financial instruments as of September 30, 2020 and December 31, 2019, which include cash equivalents, accounts receivable, unbilled receivables, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 5 for further discussion on fair value measurements.
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
Grant Revenue
The Company's source of continuing revenue is from its government research grants, in which it serves as either the primary contractor or as a subcontractor. These grants are considered an ongoing major and central operation of the Company's business. Revenue is earned as research expenses related to the grants are incurred. Revenue earned on government grants, but not yet invoiced as of the balance sheet date, are recorded as unbilled receivables in the accompanying consolidated balance sheets at September 30, 2020 and December 31, 2019. Funds received from government grants in advance of work being performed, if any, are recorded as deferred revenue until earned.
Research and Development
All costs associated with internal research and development are expensed as incurred. Research and development expenses include, among others, direct costs for salaries, employee benefits, subcontractors, product trials, facility related expenses, depreciation, and stock-based compensation. Costs incurred in connection with government research grants are recorded as research and development expense.
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
Recent Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date. During the nine months ended September 30, 2020, the Company adopted the following new accounting guidance.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date as the initial pronouncement. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on the Company’s condensed consolidated financial statements.
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
The number of shares of potentially dilutive common stock presented on a weighted average basis, related to options, restricted stock units, convertible preferred stock and warrants (prior to consideration of the treasury stock method) that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine months ended September 30, 2020 and September 30, 2019, respectively, are shown below. Issued and outstanding warrants shown in the table below are described in greater detail in Note 12, contained herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options	317,706	61,310	183,346	51,386
Restricted Stock Awards	12,288	—	12,874	56
Series A Convertible Preferred Stock	—	—	17,013	—
Series B Convertible Preferred Stock	—	—	41,971	—
Warrants	2,843,699	175,995	2,843,699	175,995
Total	3,173,693	237,305	3,098,903	227,437
4. INVESTMENTS
Investments consist of the following at September 30, 2020 and December 31, 2019:

	Accumulated Cost at September 30, 2020	Unrealized		Market Value at September 30, 2020
		Gain	(Loss)
Short-term investments
Government securities	$8,793	$1	$—	$8,794
Total	$8,793	$1	$—	$8,794

	Accumulated Cost at December 31, 2019	Unrealized		Market Value at December 31, 2019
		Gain	(Loss)
Short-term investments
Government securities	$5,700	$—	$—	$5,700
Total	$5,700	$—	$—	$5,700
All short-term investments are classified as available for sale as of September 30, 2020 and December 31, 2019. The Company held no long-term investments at September 30, 2020, and December 31, 2019.

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
The Company’s financial assets classified as Level 2 at September 30, 2020 and December 31, 2019 were initially valued at the transaction price and subsequently valued utilizing third-party pricing services. Because the Company’s investment portfolio may include securities that do not always trade daily, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2020 and December 31, 2019.
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
On January 15, 2020, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to effect a 1-for-40 reverse stock split. As a result of the reverse stock split, the Company's number of authorized but unissued shares of Common Stock increased significantly and the Series A Warrants and Series B Warrants issued under the offerings completed in November 2019 became eligible for exercise. Prior to reclassification as equity, on January 15, 2020, the Company adjusted the warrant liability to its then $15,934 fair value using the assumptions below, recording a loss on the adjustment to fair value of $957.

At January 15, 2020	Series A Warrants	Series B Warrants
Fair market value of common stock (per share)	$3.77	$3.77
Expected term (years)	2.3	7.3
Risk free rate	1.62%	1.83%
Volatility	127%	115%
The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2020
Assets
Cash equivalents:
Money market funds	$2,350	$—	$—	$2,350
Short-term investments:
U.S. government and agency securities	—	8,794	—	8,794
Total assets	$2,350	$8,794	$—	$11,144

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Assets
Cash equivalents:
Money market funds	$2,622	$—	$—	$2,622
U.S. government and agency securities	—	1,750	—	1,750
Short-term investments:
U.S. government and agency securities	—	5,700	—	5,700
Total assets	$2,622	$7,450	$—	$10,072

Liabilities
Warrant liability	$—	$—	$14,977	$14,977
Total liabilities	$—	$—	$14,977	$14,977
There were no transfers of financial assets or liabilities between category levels for the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019.
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
6. ACCRUED EXPENSES
Accrued expenses consisted of the following at:

	September 30, 2020	December 31, 2019
Employee compensation and benefits	$483	$669
Leased facilities	101	51
Professional services	153	327
Other	193	279
Total accrued expenses	$930	$1,326

7. STOCK-BASED COMPENSATION
Expense Information for Employee and Non-Employee Stock Awards
The Company recognized stock-based compensation expense related to stock awards, including awards to non-employees and members of the Board of Directors of $209 and $506 for the three and nine months ended September 30, 2020 and $131 and $406 for the three and nine months ended September 30, 2019, respectively. At September 30, 2020, there was approximately $2,141 of pre-tax stock-based compensation expense related to unvested awards not yet recognized.
The compensation expense related to unvested stock options is expected to be recognized over a remaining weighted average period of 3.38 years.
Stock Options
A summary of option activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	62,065	$178.95
Granted	266,192	$5.93
Exercised	—	$—
Forfeited	(721)	$48.40
Expired	(655)	$2,587.46
Outstanding at September 30, 2020	326,881	$33.52

Vested and expected to vest at September 30, 2020	326,881	$33.52
Options exercisable at September 30, 2020	66,176	$127.65

Restricted Stock Units
The Company records stock compensation expense for restricted stock units ("RSUs") on a straight-line basis over their requisite service period, which approximates the vesting period, based on each RSU's award date market value. As RSUs vest, the Company withholds a number of shares from its employees with an aggregate fair market value equal to the minimum tax withholding amount (unless the employee makes other arrangements for payment of the tax withholding) from the common stock issuable at the vest date. The Company then pays the minimum required income tax for the employees. During the nine months ended September 30, 2020 and September 30, 2019, the Company paid $17 and $4 for income tax withholdings associated with RSUs.
A summary of RSU activity for the nine months ended September 30, 2020 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2019	—
Awarded	17,000
Common stock issued upon vesting	(8,500)
Forfeited	—
Outstanding at September 30, 2020	8,500	0.37
8. LEASES
Lease Accounting
As a lessee, the Company follows the lease accounting guidance codified in ASC 842. Under ASC 842, a lease is classified as a finance lease if any of five criteria described in the guidance apply to the lease. Any lease not classified as a finance lease is classified as an operating lease with expense recognition occurring on a straight-line basis over the term of the lease. The Company's existing lease arrangements meet the standards for operating lease classification.

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
Maturity Analysis of Lease Liabilities
At September 30, 2020, the Company's lease liabilities will mature as follows:

Year ended December 31,	Undiscounted Cash Flows
2020 (October to December)	$173
2021	704
2022	726
2023	749
2024	771
Thereafter	1,540
Total undiscounted future lease payments	4,663
Discount	(937)
Total lease liabilities	$3,726
Short-term lease liability	$443
Long-term lease liability	$3,283
At September 30, 2020, the Woburn, Massachusetts facility is the only remaining lease included in the Company's right-of-use assets and corresponding lease liabilities.
Quantitative Disclosure of Lease Costs (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$151	$257	$537	$774
Short-term lease cost	167	139	473	393
Sublease income	(140)	(126)	(419)	(385)
Total lease cost, net	$178	$270	$591	$782

Other information as of:			September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)			6.2	6.7
Weighted-average discount rate			7.25%	7.24%
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

In November 2019, the Company entered into a modification agreement to the Woburn lease in which Yield10 returned 7,409 square feet of underutilized space to the landlord for the remaining term of the lease. In exchange for returning the space, the landlord agreed to fund modifications and upgrades to the office space retained by the Company. The modifications were completed in February 2020, and after that point the Company has no further financial obligations for the vacated space, including lease rental charges, utilities, maintenance and real estate tax charges. The Company's security deposit was also reduced from $307 to $229. During the first fiscal quarter of 2020, the Company wrote off $206 in leasehold improvements and office furniture, net of proceeds, associated with the returned space.
In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The sublease space was determined to be in excess of the Company's needs. The CJ sublease is unaffected by the Company's recent lease modification with the landlord and it remains coterminous with the Company's master lease. CJ will pay pro rata rent and operating expenses equal to the amounts payable to the landlord by the Company, as adjusted from time to time in accordance with the terms of the master lease. Future CJ sublease payments have not been presented as an offset to total undiscounted future lease payments of $4,663 shown in the lease maturity analysis table above. CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
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
Under the CARES Act and the PPP, the Company may apply for and be granted forgiveness for all or a part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the twenty-four-week period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments. At least 60% of the loan amount must be used for eligible payroll costs; maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. In September 2020 the Company applied for forgiveness for the PPP Loan and is currently waiting for a determination to be made on its application.
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
During the Company's second quarter of 2020, it utilized the entire PPP Loan amount for qualifying expenses and has applied for loan forgiveness. Management of the Company considers it reasonably certain that it will meet the conditions for loan forgiveness, and as a result, the Company recorded the full amount of the loan, or $333, within other income (expense) in its condensed consolidated statement of operations during the nine months ended September 30, 2020.
10. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.
Guarantees
As of September 30, 2020, and December 31, 2019, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners and contractors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Yield10 Bioscience has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of the indemnifications under these agreements is believed to be minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2020 and December 31, 2019.
11. GEOGRAPHIC INFORMATION
The geographic distribution of the Company’s grant revenues and long-lived assets are summarized in the tables below:

	U.S.	Canada	Eliminations	Total
Three Months Ended September 30, 2020:
Grant revenue from external customers	$204	$—	$—	$204
Inter-geographic revenues	—	625	(625)	—
Revenues	$204	$625	$(625)	$204

Three Months Ended September 30, 2019:
Grant revenue from external customers	$224	$—	$—	$224
Inter-geographic revenues	—	477	(477)	—
Revenues	$224	$477	$(477)	$224

Nine Months Ended September 30, 2020:
Net revenues from external customers	$537	$67	$—	$604
Inter-geographic revenues	—	1,403	(1,403)	—
Net revenues	$537	$1,470	$(1,403)	$604

Nine Months Ended September 30, 2019:
Net revenues from external customers	$666	$—	$—	$666
Inter-geographic revenues	—	1,313	(1,313)	—
Net revenues	$666	$1,313	$(1,313)	$666

Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled. During the three and nine months ended September 30, 2020, revenue earned from the Company's Michigan State University sub-award represented 100.0% and 88.9%, respectively, of total government grant revenue for each period.

The geographic distribution of the Company’s long-lived assets is summarized as follows:

	U.S.	Canada	Eliminations	Total
September 30, 2020	$894	$41	$—	$935
December 31, 2019	$1,186	$57	$—	$1,243
12. CAPITAL STOCK AND WARRANTS

Common Stock
Registered Public Offering
On August 26, 2020, the Company completed a public offering of 835,000 shares of its common stock at a public offering price of $4.25 per share. In addition, the underwriter exercised its over-allotment option to purchase 116,835 shares of common stock at the same price for total gross proceeds of $4,045 before issuance costs of $425. Of these issuance costs, $63 were outstanding as of September 30, 2020 and will be paid during the Company's fourth fiscal quarter. The shares of common stock were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-237539), as initially filed with the SEC on April 1, 2020 and declared effective on April 10, 2020.
Private Placement
Concurrent with the registered public offering described above, the Company completed a separate private placement offering of 396,450 shares of its common stock on August 26, 2020 to certain existing shareholders at the same $4.25 price offered to investors in the public offering. The gross proceeds from this private placement were $1,685.
Reverse Stock Split
On January 15, 2020, the Company completed a 1-for-40 reverse stock split ("Reverse Stock Split") of its common stock by filing a certificate of amendment (the "Charter Amendment") with the State of Delaware to amend its certificate of incorporation. The ratio for the Reverse Stock Split was determined by the Company's board of directors following approval by stockholders at the Company's special meeting held on January 9, 2020. The Reverse Stock Split had the effect of increasing the Company's common shares available for issuance by reducing issued and outstanding common shares by a divisible factor of 40 while its authorized common shares remained at the current 60 million shares. Proportional adjustments were made to the Company's outstanding stock options and to the number of shares issued and issuable under the Company's equity compensation plans.
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

•
2,504 Class B Units, priced at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, par value $0.01 per share, convertible at any time at the holder's option into 125 shares of common stock, par value $0.01 per share, Series A Warrants to purchase 125 shares of common stock at an exercise price of $8.00 per share, expiring two and one-half-years from the closing date of the offering, and Series B Warrants to purchase 125 shares of common stock at an exercise price of $8.00 per share, expiring seven and one-half-years from the closing date of the offering. The Series A Convertible Preferred Stock was convertible into shares of common stock at any time using a conversion ratio of $8.00 per share. As of April 30, 2020, all of the shares of the Series A Convertible Preferred Stock had converted to 313,000 shares of the Company's common stock.

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
As of the November 19, 2019 closing date of the two offerings, the Company did not have sufficient authorized and available shares of common stock to permit conversion of the Series B Convertible Preferred Stock sold in the private placement or to permit the exercise of the 2,875,000 combined Series A Warrants and Series B Warrants issued under both the public and the private offerings. The Series B Convertible Preferred Shares and the Series A Warrants and Series B Warrants were not convertible or exercisable until more shares of common stock became available for issuance through the Company's filing of the Charter Amendment for the Reverse Stock Split. Upon the filing of the Charter Amendment on January 15, 2020, all of the Series B Convertible Preferred Stock sold in the private placement automatically converted into 718,750 shares of common stock and the Series A Warrants and Series B Warrants issued in both offerings became eligible for exercise.
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

Description of Series A Convertible Preferred Stock
The November 2019 public offering of the Company's securities included the issuance of 2,504 shares of Series A Convertible Preferred Stock. Each Series A Convertible Preferred Share was convertible into 125 shares of common stock at a conversion price of $8.00 per share. As of April 30, 2020, all 2,504 shares of the Series A Convertible Preferred Stock had converted to 313,000 shares of common stock.
Description of Series B Convertible Preferred Stock
The November 2019 private offering of the Company's securities included the issuance of 5,750 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock was convertible into 125 shares of common stock at a conversion price of $8.00 per share. All of the Series B Convertible Preferred Stock converted automatically to 718,750 shares of common stock on January 15, 2020, upon the Company's filing of a Charter Amendment for the reverse stock split described above.
When converted, the shares of Series A and B Convertible Preferred Stock were restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Company's board of directors.
Warrants
The following table summarizes information regarding outstanding warrants to purchase common stock as of September 30, 2020:

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
February 2020 Warrant Exercises
In connection with the Company’s public securities offering that closed on November 19, 2019, the Company issued Series A Warrants and Series B Warrants to purchase shares of the Company’s common stock. The warrants were issued, and are held, in book-entry form through The Depository Trust & Clearing Corporation (“DTCC”). During early 2020, warrants equal to a total of 207,296 shares of the Company's common stock were exercised, generating cash proceeds of $1,658. In May 2020, Yield10 was informed by DTCC and its warrant agent that the exercise price of each warrant issued in the November 2019 public securities offering had been proportionately adjusted in accordance with the Company's 1-for-40 reverse stock split completed in January 2020, but that the number of shares issuable upon the exercise of each warrant had not been proportionately adjusted following the stock split within the records of DTCC. Based on DTCC's notification, the Company believed that up to 88,762 shares of common stock were incorrectly issued and up to $710 in proceeds were incorrectly collected for certain warrants exercised during February 2020. Following a thorough review with the warrant agent, DTCC and brokers for certain warrant holders who exercised these warrants, the Company determined that the number of shares of common stock issued and the amount of cash collected from the exercises were in fact correct, but that DTCC’s records did not accurately reflect the number of warrants remaining in the affected warrant holders’ accounts following their exercises. As of June 30, 2020, the issue was resolved by adjusting the DTCC accounts of the warrant holders. Accordingly, the Company was not required to return cash proceeds and the warrant holders were not required to return any of the common shares issued from the exercises.  In its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the Company recorded $710 within accrued expenses for the cash proceeds from the February 2020 warrant exercises that the Company previously expected to be returned to warrant holders. That accrual was relieved and reclassified to equity as of June 30, 2020.

Reserved Shares
The following shares of common stock were reserved for future issuance upon exercise of stock options, vesting of RSUs and conversion of warrants:

	September 30, 2020	December 31, 2019
Stock Options	326,881	62,065
RSUs	8,500	—
Series A Convertible Preferred Stock - November 2019 Public Offering	—	99,500
Warrants	2,843,699	175,995
Total number of common shares reserved for future issuance	3,179,080	337,560
13. SUBSEQUENT EVENT
On November 12, 2020, the Company entered into an exclusive collaborative research and development agreement with UK-based Rothamsted Research Limited (“Rothamsted”) for the development of engineered Camelina lines containing high levels of omega-3 fish oils. Yield10 will pay quarterly research funding and option fees totaling $250 over a two-year period in exchange for an exclusive right to internally evaluate Rothamsted technology. At any time during this two-year period, the Company can exercise an option to undertake negotiations with Rothamsted for an exclusive or non-exclusive worldwide commercial license that is expected to contain a one-time license fee and certain milestone and royalty payments based on achievement of regulatory and product sales objectives.
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
Overview
Yield10 Bioscience, Inc. is an agricultural bioscience company that uses its "Trait Factory" and the Camelina oilseed “Fast Field Testing” system to develop high value seed traits for the agriculture and food industries. Yield10 is headquartered in Woburn, Massachusetts and has an Oilseed Center of Excellence in Saskatoon, Saskatchewan, Canada. Our goal is to efficiently develop superior gene traits for the major crops including corn, soybean, canola, and other crops to enable step-change increases in crop yield of at least 10-20 percent. Our “Trait Factory” encompasses discovery of gene targets using our GRAIN (“Gene Ranking Artificial Intelligence Network”) big data mining platform, deployment of trait gene targets in the oilseed Camelina and generation of field performance data. The “Trait Factory” enables two complementary commercial opportunities with different paths to market. The first is trait licensing to the major seed companies for corn, soybean, canola and other crops. Data from our trait field testing in Camelina has enabled Yield10 to establish research license agreements with leading seed companies, including the Bayer Crop Science division of Bayer AG ("Bayer"), GDM, Forage Genetics International, LLC, a division of Land O'Lakes, Inc. ("Forage Genetics") and JR Simplot Company ("Simplot"). These companies are progressing the development of Yield10 traits in soybean, forage sorghum, and potato, respectively. The second commercial opportunity is to improve the performance and value of Camelina as a platform to develop a commercial crop product business producing nutritional oils and PHA biomaterials. Using this approach, Yield10 can leverage the resources of the major seed companies to efficiently develop superior gene traits for the major crops thereby creating opportunities for licensing revenue while focusing internal resources on trait gene discovery and the commercial development of Camelina products.
As of September 30, 2020, we held unrestricted cash, cash equivalents and short-term investments of $11,789. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our current cash forecast, we expect that our present capital resources will be sufficient to fund our planned operations and meet our obligations, when due, through the end of 2021. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment.
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
Government Grants
On May 20, 2020, Metabolix Oilseeds, Inc. (“MOI”), the Company’s wholly-owned Canadian research subsidiary, received a research grant through the Industrial Research Assistance Program administered by National Research Council Canada ("NRC"). The objective of the grant was to provide financial research assistance to innovative, early-stage small and medium-sized enterprises. Under the terms of the agreement, NRC agreed to contribute up to a maximum of $67 for payroll costs incurred by MOI during the period April 1, 2020 - June 24, 2020. During the second quarter of 2020, MOI submitted claims for eligible payroll costs and recognized revenue for the full amount of the award.
During 2018, we entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Our participation under this projected five-year grant is being awarded on an annual basis with the first year commencing September 15, 2017. Although our funding under this sub-award has been appropriated through the fourth contractual year ending in September 2021 for $2,403, we anticipate that the final option year through September 14, 2022 will be awarded to Yield10 during 2021 for total sub-award funding of $2,957, provided the U.S. Congress continues to appropriate funds for the program, we are able to make progress towards meeting grant objectives and we remain in compliance with other terms and conditions of the sub-award.
As of September 30, 2020, proceeds of $641 remain to be recognized through the end of the fourth contractual year under our MSU sub-award as shown in the table below. This includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

Program Title	Funding Agency	Total Government Funded Appropriations	Total revenue recognized through September 30, 2020	Remaining amount to be recognized as of September 30, 2020	Contract/Grant Expiration

Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$2,403	$1,762	$641	September 2021
Funding from National Research Council Canada through its Industrial Research Assistance Program (NRC-IRAP) entitled "Innovation Assistance Program"	National Research Council Canada	67	67	—	June 2020
Total		$2,470	$1,829	$641
Critical Accounting Estimates and Judgments
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based and performance-based compensation, measurement of right-of-use assets and lease liabilities, the recognition of lease expense and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2020, are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”
Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,
	2020	2019	Change
Grant revenue	$204	$224	$(20)
Grant revenue was $204 and $224 for the three months ended September 30, 2020 and September 30, 2019, respectively.  Grant revenue recorded during each of these periods was derived solely from the Company's DOE sub-award with MSU.
We anticipate that MSU grant revenue will fluctuate over the next twelve months as a result of varying annual budget appropriations awarded under the MSU sub-award and our fluctuating application of resources. Our forecast related to grant revenue is subject to change, should we receive new grants or if our ability to earn revenue from our existing grant is negatively impacted by the COVID-19 pandemic.

Expenses

	Three Months Ended September 30,
	2020	2019	Change
Research and development expenses	$1,300	$1,232	$68
General and administrative expenses	1,098	990	108
Total expenses	$2,398	$2,222	$176
Research and Development Expenses
Total research and development expenses increased slightly from $1,232 during the three months ended September 30, 2019 to $1,300 during the three months ended September 30, 2020. The small $68, or 6 percent, increase is primarily the result of increased compensation and benefits of $68 from annual merit increases in base compensation that became effective on January 1, 2020, and from the Company's pro rata accrual for 2020 estimated performance bonuses expected to be paid in early 2021. In the previous year, we did not accrue for 2019 employee bonuses until the fourth quarter of 2019.
Based on our current planning and financial forecast, we anticipate that research and development expense may increase over the next twelve months as we continue to expand our plant field trials, enter into research collaborations with third parties and continue to prepare our Camelina germplasm for future commercial launch. Our forecasts related to research and development expense are subject to change due to the potential impact of the COVID-19 pandemic, or as new collaborative and other business opportunities arise that alter our plans.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2020 and September 30, 2019 increased by $108 from $990 to $1,098. The 11 percent increase is primarily due to an increase in compensation and benefits expense of $77 and an increase in professional fees of $24. Compensation and benefits increased as a result of 2020 annual merit increases in base compensation and the recording of a pro rata estimate for 2020 bonus expenses. The small increase in professional fees is related to general legal and accounting work performed by our outside legal and accounting firms during the quarter.
Based on our current planning and financial forecast, we anticipate that general and administrative expense may increase over the next twelve months as we add regulatory support and business development resources to our Company as we continue to prepare for our future Camelina product launch. Our forecasts related to general and administrative expense are subject to change due to the potential impact of the COVID-19 pandemic, or as new collaborative and other business opportunities arise that alter our plans.
Other Income (Expense), Net

	Three Months Ended September 30,
	2020	2019	Change
Other income (expense), net	$37	$16	$21
Other Income (Expense), net
Other income (expense) for the three months ended September 30, 2020 and September 30, 2019 was derived primarily from investment income earned from the Company's cash equivalents and short-term investments.
Comparison of the Nine Months Ended September 30, 2020 and 2019
Revenue

	Nine Months Ended September 30,
	2020	2019	Change
Grant revenue	$604	$666	$(62)

Grant revenue was $604 and $666 for the nine months ended September 30, 2020 and September 30, 2019, respectively.  Grant revenue for each of these periods was derived primarily from the Company's DOE sub-award with MSU. During the nine months ended September 30, 2020, we also recognized $67 awarded by National Research Council Canada to our subsidiary Metabolix Oilseeds, Inc. for general research support.
Expenses

	Nine Months Ended September 30,
	2020	2019	Change
Research and development expenses	$3,939	$3,646	$293
General and administrative expenses	3,664	3,201	463
Total expenses	$7,603	$6,847	$756
Research and Development Expenses
Research and development expenses during the nine months ended September 30, 2020 and September 30, 2019 were $3,939 and $3,646, respectively. The $293, or 8 percent, increase is primarily due to a $260 increase in compensation and benefits and our recording a $141 loss on disposal of fixed assets. Compensation and benefits increased from $1,964 during the nine months ended September 30, 2019 to $2,224 during the nine months ended September 30, 2020, as a result of annual merit increases in base compensation that became effective on January 1, 2020, and as a result of the Company's pro rata nine-month accrual for 2020 estimated performance bonuses expected to be paid in early 2021. In the previous year, we did not accrue for 2019 employee bonuses until the fourth quarter of 2019. In November 2019, we entered into a modification agreement to our Woburn lease in which we returned 7,409 square feet of underutilized space to the landlord for the remaining term of the lease. As a result of this lease modification, during the nine months ended September 30, 2020 we wrote off $141 in leasehold improvements and office furniture previously utilized in our research and development activities. Facilities expenses partially offset some of the increased year-to-date expenses, declining by $56 as a result of returning the underutilized space in our Woburn facility to the landlord. Office related expenses also decreased by $78, primarily from the impact of the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2020 and September 30, 2019 increased by $463 from $3,201 to $3,664. The 14 percent increase is due to an increase in compensation and benefits of $217 as a result of 2020 annual merit increases in base compensation and the recording of estimated bonus expenses. Professional fees increased by $234 from $581 during the nine months ended September 30, 2019 to $815 during the nine months ended September 30, 2020 and are primarily related to legal and accounting work performed by our outside legal and accounting firms in connection with securities registrations and corporate governance activities.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2020	2019	Change
Change in fair value of warrants	$(957)	$—	$(957)
Loan forgiveness income	333	—	$333
Other income (expense), net	85	68	17
Total other income (expense), net	$(539)	$68	$(607)
Change in Fair Value of Warrants
On November 19, 2019, we closed on concurrent securities offerings that included a total of 2,875,000 warrants that received liability classification on their date of issuance. In accordance with applicable accounting guidance, the fair value of the warrants was recalculated as of the Company's December 31, 2019 fiscal year-end balance sheet date and again on January 15, 2020, in connection with the Company's filing of a Charter Amendment to effect a 1-for-40 reverse stock split. The reverse stock split increased the number of shares of common stock available for issuance resulting in reclassification of the warrants from a liability to equity. On the date of the reverse stock split we recorded a loss from the change in fair value of the warrants of $957 as a result of the revaluation. See Note 12 - Capital Stock and Warrants, in the accompanying condensed consolidated financial statements.
Loan Forgiveness Income
During April 2020, we received $333 in loan proceeds from PPP, established pursuant to the CARES Act. Under the CARES Act and the PPP, we may apply for and be granted forgiveness for all or part of the PPP loan. Subject to certain requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during a twenty-four-week period will qualify for forgiveness. During our second quarter we utilized the entire PPP loan amount for qualifying expenses and therefore consider it reasonably certain that we will meet the conditions for loan forgiveness. As such, we recorded the full amount of the loan proceeds, or $333, within other income (expense) during the second quarter of 2020. In September 2020 we applied for forgiveness for the PPP loan and are currently waiting for a determination to be made on our application. See Note 9 in the accompanying condensed consolidated financial statements.
Other Income (Expense), net
Other income (expense) for the nine months ended September 30, 2020 and September 30, 2019 was derived primarily from investment income earned from the Company's cash equivalents and short-term investments.
Liquidity and Capital Resources
Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government research grants and income earned on cash and short-term investments.
Since our inception, we have incurred significant expenses related to our research, development and commercialization efforts. Except for 2012, when we recognized deferred revenue from a terminated joint venture, we have recorded losses since our initial founding, including the three and nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $372,458. Our total unrestricted cash, cash equivalents and short-term investments as of September 30, 2020, were $11,789 as compared to cash, cash equivalents and short-term investments of $11,117 at December 31, 2019. Our cash, cash equivalents and short-term investments are held primarily for working capital purposes. As of September 30, 2020, we had restricted cash of $254 that consists of $229 held in connection with the lease agreement for our Woburn, Massachusetts facility and $25 held in connection with our corporate credit card program. As of September 30, 2020, we continue to have no outstanding debt.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal, and investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of September 30, 2020, we were in compliance with this policy.
We anticipate net cash usage during 2020 within a range of $8,500 - $9,000 and estimate that our current cash resources will be sufficient to fund operations and meet our obligations, when due, through the end of 2021. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our cash forecast, we expect that our present capital resources will be sufficient to fund our planned operations for at least that period of time. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. Our ability to continue operations after our current cash resources are exhausted will depend upon our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment.
On April 1, 2020, we filed a shelf registration statement on Form S-3 (File No. 333-237539) with the SEC, which was declared effective on April 10, 2020 (the “Shelf Registration Statement”). The Shelf Registration Statement contained a prospectus which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $25.0 million of our common stock, preferred stock, warrants and subscription rights, which securities may be sold either individually or in units. However, pursuant to the instructions to Form S-3, while the public float (as defined below) of our common stock remains below $75 million, we only have the ability to sell shares under such Shelf Registration Statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates (our “public float”).
During April 2020, we received $333 in loan proceeds from the Paycheck Protection Program (the “PPP”), established pursuant to the CARES Act. Under the CARES Act and the PPP, we have applied for and may be granted, forgiveness for all or part of the PPP loan. Subject to certain requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during a twenty-four-week period will qualify for forgiveness. During our second quarter of 2020, we utilized the entire PPP loan amount for qualifying expenses and therefore consider it reasonably certain that we will meet the conditions for loan forgiveness. As such, we recorded the full amount of the loan proceeds, or $333, within other income (expense) during the second quarter of 2020. In September 2020 we applied for forgiveness for the PPP loan and are currently waiting for a determination to be made on our application.
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
Net cash used for operating activities during the nine months ended September 30, 2020 was $6,337, compared to net cash used for operating activities during the nine months ended September 30, 2019 of $5,445. Net cash used for operating activities during the nine months ended September 30, 2020 primarily reflects the greater net loss of $7,564, cash payments made to reduce the Company's lease liabilities of $495 and our payment of 2019 bonus compensation of $344. Non-cash charges offsetting a portion of the net loss include depreciation expense of $137, a loss recorded from the revaluation of the Company's warrant liability of $957, losses from the disposal of fixed assets of $206, stock-based compensation expense of $506, and non-cash lease expense of $345. The net cash usage for operating activities during the nine months ended September 30, 2019 of $5,445 was primarily the result of the Company's net loss of $6,113 and payments made to reduce lease liabilities of $622, partially offset by non-cash depreciation expense of $150, stock compensation of $406 and non-cash lease expense of $456.
Net cash of $3,125 was used by investing activities during the nine months ended September 30, 2020, primarily as a result of our purchasing $6,290 of new short-term investments, partially offset by $3,197 in short-term investments reaching their maturity dates and converting back into cash.
Net cash of $7,008 was provided by financing activities during the nine months ended September 30, 2020, compared to net cash of $2,579 provided by financing activities during the nine months ended September 30, 2019. During early 2020, warrants equal to a total of 207,296 shares of our common stock were exercised, generating cash proceeds of $1,658. In addition, on August 26, 2020, we completed a public offering of 951,835 shares of our common stock at a public offering price of $4.25 per share, for total gross proceeds of $4,045 before issuance costs of $425. Included within these issuance costs are $63 in costs that remain outstanding as of September 30, 2020 that will be paid during our fourth quarter. The shares of common stock were offered by us pursuant to a registration statement on Form S-3 (File No. 333-237539), as initially filed with the SEC on April 1, 2020 and declared effective on April 10, 2020. Also, on August 26, 2020, we completed a separate but concurrent private placement offering of 396,450 shares of our common stock to certain existing shareholders at the same $4.25 price as the registered public offering noted above. The gross proceeds from this private placement were $1,685. Net cash of $2,579 was provided by financing activities during the nine months ended September 30, 2019, primarily as a result of our completion of a registered direct sale of 60,541 shares of common stock during March 2019 at an offering price of $48.40 per share.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements
See Note 2, "Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On July 2, 2020, we issued 3,689 shares of common stock to participants in the Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act, as amended as exempted securities.
On August 26, 2020, we completed a private placement offering of 396,450 shares of our common stock to certain existing shareholders at a price of $4.25 per share. These shares were registered for resale by the shareholders on a Form S-1 registration statement (Reg. No. 333-249388) that was declared effective by the SEC on October 16, 2020.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2020, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.  OTHER INFORMATION.
None.
ITEM 6.  EXHIBITS.

4.1	Specimen Stock Certificate for shares of the Registrant's Common Stock (filed herewith).

10.1
Securities Purchase Agreement, dated as of August 22, 2020, by and between Yield10 Bioscience, Inc. and the Investors listed on Schedule I thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2020 (File No. 001-33133)).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification (furnished herewith).

101.1
The following financial information from the Yield10 Bioscience, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, September 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations, Three and Nine Months Ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Loss, Three and Nine Months Ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2020 and 2019; (v) Condensed Consolidated Statements of Series B Convertible Preferred Stock and Stockholders' (Deficit) Equity, Three and Nine Months Ended September 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.

November 12, 2020	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2020	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)