Form 10-Q
period 2021-06-30
YIELD10 BIOSCIENCE, INC.
filed 2021-08-11
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2021 was 4,871,323.

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended June 30, 2021

Table of Contents

		Page
Part I. Financial Information		3

Item
1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020	6
	Condensed Consolidated Statements of Series B Convertible Preferred Stock and Stockholders' Equity for the three and six months ended June 30, 2021 and 2020	7
	Notes to the Condensed Consolidated Financial Statements	9
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
3.	Quantitative and Qualitative Disclosures About Market Risk	29
4.	Controls and Procedures	29

Part II. Other Information		30

Item
1.	Legal Proceedings	30
1A.	Risk Factors	30
2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
3.	Defaults Upon Senior Securities	30
4.	Mine Safety Disclosures	30
5.	Other Information	30
6.	Exhibits	31

SIGNATURES		32

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$15,641	$3,423
Short-term investments	4,921	6,279
Accounts receivable	76	86
Unbilled receivables	38	27
Prepaid expenses and other current assets	509	527
Total current assets	21,185	10,342
Restricted cash	264	264
Property and equipment, net	949	921
Right-of-use assets	2,537	2,712
Other assets	275	283
Total assets	$25,210	$14,522

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$101	$60
Accrued expenses	1,237	1,297
Lease liabilities	485	457
Total current liabilities	1,823	1,814
Lease liabilities, net of current portion	2,915	3,163
Other long-term liabilities	10	13
Total liabilities	4,748	4,990
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 60,000,000 shares authorized at June 30, 2021 and December 31, 2020; 4,868,466 and 3,334,048 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	49	33
Additional paid-in capital	401,319	384,758
Accumulated other comprehensive loss	(153)	(159)
Accumulated deficit	(380,753)	(375,100)
Total stockholders’ equity	20,462	9,532
Total liabilities and stockholders’ equity	$25,210	$14,522

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Grant revenue	$174	$221	$370	$400
Total revenue	174	221	370	400

Expenses:
Research and development	1,651	1,179	2,967	2,639
General and administrative	1,604	1,179	3,036	2,566
Total expenses	3,255	2,358	6,003	5,205
Loss from operations	(3,081)	(2,137)	(5,633)	(4,805)

Other income (expense):
Change in fair value of warrants	—	—	—	(957)
Loan forgiveness income (Note 9)	—	333	—	333
Other income (expense), net	—	15	(1)	48
Total other income (expense)	—	348	(1)	(576)
Net loss from operations before income taxes	(3,081)	(1,789)	(5,634)	(5,381)
Income tax provision	(11)	(7)	(19)	(15)
Net loss	$(3,092)	$(1,796)	$(5,653)	$(5,396)

Basic and diluted net loss per share	$(0.64)	$(0.92)	$(1.23)	$(2.95)

Number of shares used in per share calculations:
Basic and diluted	4,868,156	1,957,927	4,583,723	1,827,526

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss:	$(3,092)	$(1,796)	$(5,653)	$(5,396)
Other comprehensive loss
Change in unrealized gain on investments	—	(15)	1	7
Change in foreign currency translation adjustment	6	7	5	(48)
Total other comprehensive income (loss)	6	(8)	6	(41)
Comprehensive loss	$(3,086)	$(1,804)	$(5,647)	$(5,437)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(5,653)	$(5,396)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	108	91
Change in fair value of warrants	—	957
Loan forgiveness income (Note 9)	—	(333)
Loss on disposal of fixed assets	—	206
Charge for 401(k) company common stock match	69	66
Stock-based compensation	739	297
Non-cash lease expense	175	262
Deferred income tax provision	14	27
Changes in operating assets and liabilities:
Accounts receivable	10	59
Unbilled receivables	(11)	(39)
Prepaid expenses and other assets	24	84
Accounts payable	41	(129)
Accrued expenses	(69)	(390)
Lease liabilities	(220)	(391)
Other liabilities	(3)	17
Net cash used for operating activities	(4,776)	(4,612)

Cash flows from investing activities
Purchase of property and equipment	(136)	(42)
Proceeds from sale of property and equipment	—	10
Purchase of investments	(3,891)	(503)
Proceeds from the maturity of short-term investments	5,250	999
Net cash provided by investing activities	1,223	464

Cash flows from financing activities
Proceeds from warrants exercised (Note 12)	3,856	1,658
Proceeds from PPP loan (Note 9)	—	333
Proceeds from public offering, net of issuance costs	11,993	—
Taxes paid on employees' behalf related to vesting of stock awards	(83)	—
Net cash provided by financing activities	15,766	1,991

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(48)

Net increase (decrease) in cash, cash equivalents and restricted cash	12,218	(2,205)
Cash, cash equivalents and restricted cash at beginning of period	3,687	5,749
Cash, cash equivalents and restricted cash at end of period	$15,905	$3,544

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SERIES B CONVERTIBLE STOCK AND STOCKHOLDERS' EQUITY
UNAUDITED
(In thousands, except share amounts)

	Three Months Ended June 30, 2021
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value			Accumulated Deficit
Balance, March 31, 2021	—	$—	—	$—	4,865,335	$49	$400,865	$(159)	$(377,661)	$23,094
Non-cash stock-based compensation expense	—	—	—	—	—	—	414	—	—	414
Issuance of common stock for 401(k) match	—	—	—	—	3,131	—	40	—	—	40
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	(3,092)	(3,092)
Balance, June 30, 2021	—	$—	—	$—	4,868,466	$49	$401,319	$(153)	$(380,753)	$20,462

	Three Months Ended June 30, 2020
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value			Accumulated Deficit
Balance, March 31, 2020	—	$—	296	$—	1,923,184	$19	$377,963	$(159)	$(368,494)	$9,329
Non-cash stock-based compensation expense	—	—	—	—	—	—	194	—	—	194
Issuance of common stock for 401(k) match	—	—	—	—	10,114	—	38	—	—	38
Issuance of common stock for warrant exercise	—	—	—	—	2,500	—	730	—	—	730
Issuance of common stock upon conversion of Series A Convertible Preferred Stock	—	—	(296)	—	37,000	1	(1)	—	—	—
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	(1,796)	(1,796)
Balance, June 30, 2020	—	$—	—	$—	1,972,798	$20	$378,924	$(167)	$(370,290)	$8,487

	Six Months Ended June 30, 2021
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance, December 31, 2020	—	$—	—	$—	3,334,048	$33	$384,758	$(159)	$(375,100)	$9,532
Non-cash stock-based compensation expense	—	—	—	—	—	—	749	—	—	749
Issuance of common stock for 401(k) match	—	—	—	—	6,890	—	62	—	—	62
Issuance of common stock for warrant exercise	—	—	—	—	481,973	5	3,851	—	—	3,856
Issuance of common stock for restricted stock units	—	—	—	—	5,555	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	—	—	—	—	(83)	—	—	(83)
Issuance of common stock in connection with stock offering, net of offering costs	—	—	—	—	1,040,000	11	11,982	—	—	11,993
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	(5,653)	(5,653)
Balance, June 30, 2021	—	$—	—	$—	4,868,466	$49	$401,319	$(153)	$(380,753)	$20,462

	Six Months Ended June 30, 2020
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value
December 31, 2019	5,750	$—	796	$—	933,423	$9	$360,926	$(126)	$(364,894)	$(4,085)
Non-cash stock-based compensation expense	—	—	—	—	—	—	354	—	—	354
Issuance of common stock for 401(k) match	—	—	—	—	13,829	—	63	—	—	63
Issuance of common stock for warrant exercise	—	—	—	—	207,296	2	1,656	—	—	1,658
Issuance of common stock upon conversion of Series A Convertible Preferred Stock	—	—	(796)	—	99,500	2	(2)	—	—	—
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	(5,750)	—	—	—	718,750	7	(7)	—	—	—
Reclassification of warrant liability to equity	—	—	—	—	—	—	15,934	—	—	15,934
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	—	—	(5,396)	(5,396)
Balance, June 30, 2020	—	$—	—	$—	1,972,798	$20	$378,924	$(167)	$(370,290)	$8,487
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
    Yield10 Bioscience, Inc. ("Yield10" or the "Company") is an agricultural bioscience company that is using its differentiated trait gene discovery platform, the "Trait Factory", to develop improved Camelina varieties to produce proprietary products, and to produce other high value genetic traits for the agriculture and food industries. Yield10 is headquartered in Woburn, Massachusetts and has an Oilseed Center of Excellence in Saskatoon, Saskatchewan, Canada. The Company's goals are to efficiently develop and commercialize a high value crop products business by developing superior varieties of Camelina for the production of feedstock oils and meal, nutritional oils, and PHA bioplastics, and to license its yield traits to major seed companies for commercialization in major row crops, including corn, soybean and canola.
    The accompanying condensed consolidated financial statements are presented in U.S. dollars, are unaudited, and have been prepared by Yield10 in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the financial position and results of operations for the interim periods ended June 30, 2021 and June 30, 2020.
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
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of a single year, the Company has recorded losses since its initial founding, including the three and six months ended June 30, 2021.
    As of June 30, 2021, the Company held unrestricted cash, cash equivalents and investments of $20,562. The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its financial statements are issued. Based on its current cash forecast, management expects that the Company's present capital resources will be sufficient to fund its planned operations for at least that period of time. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional government grants or collaborative arrangements with third parties, as to which no assurance can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, management may be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down its operations and pursue options for liquidating its remaining assets, including intellectual property.
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
2. ACCOUNTING POLICIES
Principles of Consolidation
The Company's unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions were eliminated, including transactions with its subsidiaries, Metabolix Oilseeds, Inc. ("MOI") and Yield10 Bioscience Securities Corp.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's Unaudited Condensed Consolidated Balance Sheets included herein:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$15,641	$3,423
Restricted cash	264	264
Total cash, cash equivalents and restricted cash	$15,905	$3,687
Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $264 at June 30, 2021 and December 31, 2020 consists primarily of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.
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

Foreign Currency Translation
The functional currency for MOI is the Canadian dollar. Foreign denominated assets and liabilities of MOI are translated into U.S. dollars at the prevailing exchange rates in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. When the Company dissolves, sells all or substantially all of the assets of a consolidated foreign subsidiary, the cumulative translation gain or loss of that subsidiary is released from comprehensive income (loss) and included within its consolidated statement of operations during the fiscal period when the dissolution or sale occurs.
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
At June 30, 2021, 100% of the Company's accounts and unbilled receivables are due from the Company's Michigan State University ("MSU") sub-award. During the three and six months ended June 30, 2021, revenue earned from the MSU sub-award, represented 100.0% and 89.5% of recognized government grant revenue, respectively. A research grant of $39 awarded to MOI through the Canadian Industrial Research Assistance Program ("IRAP") and earned during the first quarter of 2021, represented the remaining difference of 10.5% during six months ended June 30, 2021. During the three and six months ended June 30, 2020, the MSU sub-award represented 69.7% and 83.3%, of government grant revenue earned for each of the respective periods. The remaining differences of 30.3% and 16.7% during the three and six months ended June 30, 2020 were from grant revenue recognized from an earlier Canadian research grant of $67 awarded through IRAP.

Fair Value Measurements
The carrying amounts of the Company's financial instruments as of June 30, 2021 and December 31, 2020, which include cash equivalents, accounts receivable, unbilled receivables, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 5 for further discussion on fair value measurements.

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
Grant Revenue
The Company's source of continuing revenue is from its government research grants, in which it serves as either the primary contractor or as a subcontractor. These grants are considered a central operation of the Company's business. Revenue is earned as research expenses related to the grants are incurred. Revenue earned on government grants, but not yet invoiced as of the balance sheet date, are recorded as unbilled receivables in the accompanying unaudited condensed consolidated balance sheets at June 30, 2021 and December 31, 2020. Funds received from government grants in advance of work being performed, if any, are recorded as deferred revenue until earned.
Research and Development
All costs associated with internal research and development are expensed as incurred. Research and development expenses include, among others, direct costs for salaries, employee benefits, subcontractors, crop trials, regulatory activities, facility related expenses, depreciation, and stock-based compensation. Costs incurred in connection with government research grants are recorded as research and development expense.
General and Administrative Expenses
The Company's general and administrative expense includes costs for salaries, employee benefits, facilities expenses, consulting and professional service fees, travel expenses, depreciation, stock-based compensation and office related expenses incurred to support the administrative and business development operations of the Company.

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
Recent Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date. During the three months ended June 30, 2021, the Company did not adopt any new accounting guidance.
In December 2019 the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions to the general principles in Topic 740 and simplifies certain other aspects of the accounting for income taxes. This standard became effective for us on January 1, 2021, and did not have a material impact on our consolidated financial statements and related disclosures.
The following new pronouncement is not yet effective but may impact the Company's financial statements in the future.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date as the initial pronouncement. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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
The number of shares of potentially dilutive common stock presented on a weighted average basis, related to options, restricted stock units, convertible preferred stock and warrants (prior to consideration of the treasury stock method) that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2021 and June 30, 2020, respectively, are shown below. Issued and outstanding warrants and more detailed information related to the Company's convertible preferred stock shown in the table below are described in greater detail in Note 12, contained herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options	198,907	71,873	177,595	69,852
Restricted Stock Awards	18,862	17,000	14,639	13,170
Series A Convertible Preferred Stock	—	12,166	—	25,613
Series B Convertible Preferred Stock	—	—	—	63,187
Warrants	175,995	2,843,699	175,955	2,843,699
Total	393,764	2,944,738	368,189	3,015,521

4. INVESTMENTS
Investments consist of the following at June 30, 2021 and December 31, 2020:

	Accumulated Cost at June 30, 2021	Unrealized		Market Value at June 30, 2021
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$4,920	$1	$—	$4,921
Total	$4,920	$1	$—	$4,921

	Accumulated Cost at December 31, 2020	Unrealized		Market Value at December 31, 2020
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$6,279	$—	$—	$6,279
Total	$6,279	$—	$—	$6,279
All investments are classified as available for sale as of June 30, 2021 and December 31, 2020.
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
The Company’s financial assets classified as Level 2 at June 30, 2021 and December 31, 2020 were initially valued at the transaction price and subsequently valued utilizing third-party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2021 and December 31, 2020.
The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2021
Assets
Cash equivalents:
Money market funds	$14,132	$—	$—	$14,132
Short-term investments:
U.S. government and agency securities	—	4,921	—	4,921
Total assets	$14,132	$4,921	$—	$19,053

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Assets
Cash equivalents:
Money market funds	$2,873	$—	$—	$2,873
Short-term investments:
U.S. government and agency securities	—	6,279	—	6,279
Total assets	$2,873	$6,279	$—	$9,152
There were no transfers of financial assets or liabilities between category levels during the three and six months ended June 30, 2021 and the three and six months ended June 30, 2020.
During November 2019, the Company issued Series A Warrants and Series B Warrants in two concurrent securities offerings that were considered free standing financial instruments, that were legally detachable and separately exercisable from the common and preferred stock issued in the two offerings. The Company initially determined that all of the Series A Warrants and Series B Warrants should be classified as a warrant liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and recognized at their inception date fair value due to the insufficiency of common shares available to permit their exercise. The warrant liability met Level 3 classification criteria for classification within the fair value hierarchy. On January 15, 2020, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to effect a 1-for-40 reverse stock split. As a result of the reverse stock split, the Company's number of authorized but unissued shares of Common Stock increased significantly and the Series A Warrants and Series B Warrants became eligible for exercise. Prior to reclassification as equity, on January 15, 2020, the Company adjusted the warrant liability to its then $15,934 fair value using the Black-Scholes valuation model, recording a loss on the adjustment to fair value of $957.
The following table shows a reconciliation of the beginning and ending balances for the Level 3 warrant liability for the six months ending June 30, 2020.

Six Months Ended June 30, 2020
Warrant liability, December 31, 2019	$14,977
Recognized loss from mark-to-market adjustment prior to reclassification of warrant liability to equity	957
Reclassification from warrant liability to equity	(15,934)
Warrant liability, June 30, 2020	$—

6. ACCRUED EXPENSES
Accrued expenses consisted of the following at:

	June 30, 2021	December 31, 2020
Employee compensation and benefits	$575	$620
Leased facilities	52	188
Professional services	263	235
Field trials and related expenses	186	52
Other	161	202
Total accrued expenses	$1,237	$1,297

7. STOCK-BASED COMPENSATION
Expense Information for Employee and Non-Employee Stock Awards
The Company recognized stock-based compensation expense related to stock awards, including awards to non-employees and members of the Board of Directors of $415 and $739 for the three and six months ended June 30, 2021 and $160 and $297 for the three and six months ended June 30, 2020, respectively. At June 30, 2021, there was approximately $3,915 of pre-tax stock-based compensation expense related to unvested awards not yet recognized.
The compensation expense related to unvested stock awards is expected to be recognized over a remaining weighted average period of 3.11 years.
Stock Options
A summary of option activity for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	339,108	$32.39
Granted	192,875	$13.93
Exercised	—	$—
Forfeited	—	$—
Expired	(37)	$19,253.19
Outstanding at June 30, 2021	531,946	$24.36

Options exercisable at June 30, 2021	135,785	$63.01
In accordance with the terms of the Company's 2018 Stock Option and Incentive Plan ("2018 Stock Plan"), effective January 1, 2021, Yield10's Board of Directors approved the addition of 166,702 shares to the 2018 Stock Plan, which represented 5% of the Company's outstanding common stock on the day prior to the increase. At its annual meeting of stockholders on May 24, 2021, stockholders approved an amendment to the 2018 Stock Plan to add 300,000 more shares to the plan. As of June 30, 2021, 258,186 shares remain available to be awarded from the 2018 Plan.
Restricted Stock Units
The Company records stock compensation expense for restricted stock units ("RSUs") on a straight-line basis over their requisite service period, which approximates the vesting period, based on each RSU's award date market value. As RSUs vest, the Company withholds a number of shares from its employees with an aggregate fair market value equal to the minimum tax withholding amount from the common stock issuable at the vest date. During the six months ended June 30, 2021, 8,500 employee RSUs vested, of which 2,945 common shares with a total market value of $67 were withheld to pay employee tax withholding.

A summary of RSU activity for the six months ended June 30, 2021 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2020	8,500
Awarded	18,862
Common stock issued upon vesting	(8,500)
Forfeited	—
Outstanding at June 30, 2021	18,862	0.42

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
Maturity Analysis of Lease Liabilities
The Company's Woburn, Massachusetts facility is the only lease included in the Company's right-of-use assets and corresponding lease liabilities. No other active real estate or equipment leases fall within the scope of ASC 842. At June 30, 2021, the Company's lease liability related to its Woburn facility will mature as follows:

Year ended December 31,	Undiscounted Cash Flows
2021 (July to December)	$357
2022	726
2023	749
2024	771
2025	793
Thereafter	747
Total undiscounted future lease payments	4,143
Amount of lease payments representing interest	(743)
Total lease liabilities	$3,400
Short-term lease liability	$485
Long-term lease liability	$2,915

Quantitative Disclosure of Lease Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$151	$183	$303	$386
Short-term lease cost	169	123	326	306
Sublease income	(146)	(142)	(320)	(279)
Total lease cost, net	$174	$164	$309	$413

Other information as of:	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	5.4	5.9
Weighted-average discount rate	7.25%	7.25%
Real Estate Leases
    During 2016, the Company entered into a lease agreement, as amended, for its headquarters pursuant to which the Company leases 22,213 square feet of office and research and development space located at 19 Presidential Way, Woburn, Massachusetts. The lease agreement will terminate on November 30, 2026 and does not include options for an early termination or for an extension of the lease. Pursuant to the lease, the Company is required to pay certain pro rata taxes and operating costs associated with the premises throughout the term of the lease. During the initial buildout of the rented space, the landlord paid for certain tenant improvements that resulted in increased rental payments by the Company. As required by ASC 842, these improvements were recorded as a reduction in the valuation of the associated right-of-use asset. The Company has provided the landlord with a security deposit of $229.
In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The sublease space was determined to be in excess of the Company's needs. The CJ sublease is coterminous with the Company's master lease and CJ will pay rent and operating expenses proportionate to the amounts payable to the landlord by the Company, as adjusted from time to time in accordance with the terms of the master lease. Future CJ sublease payments have not been presented as an offset to total undiscounted future lease payments of $4,143 shown in the lease maturity analysis table above. CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
Through May 2020, the Company leased approximately 13,702 square feet of office and laboratory space in Lowell, Massachusetts. The lease terminated in accordance with the terms of the lease agreement and the facility has been returned to the landlord. No further expenses are anticipated under this lease.
The Company's wholly-owned subsidiary, MOI, located in Saskatoon, Saskatchewan, Canada, leases approximately 7,733 square feet of office, laboratory and greenhouse space located within Innovation Place at 410 Downey Road and within the research facility of National Research Council Canada located at 110 Gymnasium Place. None of the leases contain renewal or early termination options. MOI's leases for these facilities expire on various dates through May 2022.
9. CARES ACT LOAN
During April 2020, the Company received $333 in loan proceeds through the Paycheck Protection Program Flexibility Act ("PPP"), established pursuant to the CARES Act. Under the CARES Act and the PPP, a borrower could apply for and be granted forgiveness for all or a part of its PPP loan. The amount of loan proceeds eligible for forgiveness was based on a formula that took into account a number of factors, including the amount of loan proceeds used by the borrower during the twenty-four-week period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments. During the three months ended June 30, 2020, Yield10 utilized the entire PPP Loan amount for qualifying expenses and management of the Company considered it reasonably certain that it would meet the conditions for loan forgiveness. As such, the Company recorded the full amount of the loan, or $333, within other income (expense) in its condensed consolidated statement of operations for the three and six months ended June 30, 2020. The Company received a favorable determination to its application for loan forgiveness in November 2020 for the full amount of the loan.

10. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
Exclusive Collaboration Agreement with Rothamsted Research ("Rothamsted")
On November 12, 2020, the Company signed an exclusive collaboration agreement with UK-based Rothamsted to support Rothamsted’s program to develop omega-3 oils in Camelina sativa. Under the agreement, Yield10 is providing Rothamsted with financial support for ongoing research including further DHA+EPA trait improvement, field testing and nutritional studies. The Company will pay Rothamsted quarterly research funding and option fees of $31 for two years totaling $250, of which $188 remains outstanding as of June 30, 2021. As part of the agreement, the Company has an exclusive two-year option to sign a global, exclusive or non-exclusive license agreement to the technology. The current agreement terminates automatically on its second anniversary unless terminated earlier in accordance with the terms of the agreement.
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
Guarantees
    The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners and contractors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Yield10 has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of the indemnifications under these agreements is believed to be minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2021 and December 31, 2020.
11. GEOGRAPHIC INFORMATION
The geographic distribution of the Company’s grant revenues and long-lived assets are summarized in the tables below. Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled.

	U.S.	Canada	Eliminations	Total
Three Months Ended June 30, 2021
Grant revenue from external customers	$174	$—	$—	$174
Inter-geographic revenues	—	539	(539)	—
Revenues	$174	$539	$(539)	$174

Three Months Ended June 30, 2020
Grant revenue from external customers	$154	$67	$—	$221
Inter-geographic revenues	—	373	(373)	—
Revenues	$154	$440	$(373)	$221

Six Months Ended June 30, 2021
Grant revenue from external customers	$331	$39	$—	$370
Inter-geographic revenues	—	992	(992)	—
Revenues	$331	$1,031	$(992)	$370

Six Months Ended June 30, 2020
Grant revenue from external customers	$333	$67	$—	$400
Inter-geographic revenues	—	777	(777)	—
Revenues	$333	$844	$(777)	$400
The geographic distribution of the Company’s property and equipment is summarized as follows:

	U.S.	Canada	Eliminations	Total
June 30, 2021	$896	$53	$—	$949
December 31, 2020	$866	$55	$—	$921

12. CAPITAL STOCK AND WARRANTS
Common Stock
Registered Public Offerings
    On February 3, 2021, the Company completed a public offering of 1,040,000 shares of its common stock at a public offering price of $12.25 per share for total gross proceeds of $12,740 before issuance costs of $747.
On August 26, 2020, the Company completed a public offering of 951,835 shares of its common stock at a public offering price of $4.25 per share for total gross proceeds of $4,045 before issuance costs of $425.
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
November 2019 Concurrent Securities Offerings
On November 19, 2019, the Company closed on concurrent public and private securities offerings that included the following: common stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series A Warrants and Series B Warrants. Combined cash proceeds from the offerings totaled $11,500, before issuance costs of $1,254.
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
    At the time of their issuance, the Company determined that all of the Series A Warrants and Series B Warrants should be classified as a warrant liability and recorded at an inception date fair value of $24,518 due to the insufficiency of common shares available to permit their exercise. The Company re-measured the fair value of the warrants on December 31, 2019 and again on January 15, 2020 (the date of filing the Charter Amendment to increase available shares of common stock), resulting in, respectively, the recognition of a gain of $9,541 followed by a loss of $957, due to the change in fair value at each valuation date. By filing the Charter Amendment and effecting the 1-for-40 Reverse Stock Split, the Company's outstanding common shares were reduced by a divisible factor of 40 while authorized common shares remained at the current 60 million shares. As a result of this corporate action, sufficient shares of authorized, but unissued shares of common stock became available for Series A and Series B warrant holders to exercise their warrants resulting in their reclassification from warrant liability to equity on the date of filing the Charter Amendment.
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
Warrants
The following table summarizes information regarding outstanding warrants to purchase common stock as of June 30, 2021:

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
During the six months ended June 30, 2021, a combined total of 481,973 Series A and Series B warrants issued in the Company's November 2019 securities offering were exercised by warrant holders, providing $3,856 in cash proceeds.
Reserved Shares
The following shares of common stock were reserved for future issuance upon exercise of stock options, vesting of RSUs and conversion of warrants:

	June 30, 2021	December 31, 2020
Stock Options	531,946	339,108
RSUs	18,862	8,500
Warrants	2,361,726	2,843,699
Total number of common shares reserved for future issuance	2,912,534	3,191,307

13. SUBSEQUENT EVENT
During 1999, the Company entered into a sublicense agreement with Tepha, Inc. ("Tepha"), a privately held company engaged in the development of medical products. At the time the sublicense was executed, a director of Yield10 was also the president, chief executive officer and a director of Tepha. Three other members of Yield10's board also served on the board of

Tepha, of which one continued to serve until completion of the merger discussed below. Yield10 received 648,149 shares of Series A Convertible Preferred Stock of Tepha ("Tepha Shares") during 2002 as consideration for outstanding license payments due to Yield10 totaling $700. During 2005, the Company determined the value of the Tepha Shares was impaired resulting in their write off through a charge to other income (expense). The sublicense agreement with Tepha ended in 2016.
In May 2021, the board of directors of Tepha approved and authorized the sale of Tepha to Becton Dickinson Global Holdings, Inc. ("Becton Dickinson"). Completion of the merger was subject to customary regulatory review and approval by the U.S. Federal Trade Commission ("FTC"). The merger was approved by the FTC on July 21, 2021 and Yield10 received cash consideration of $700 for the surrender of its Tepha Shares when the merger closed on July 26, 2021. The cash receipt will be recorded as a gain on investment in related party within other income (expense) in the Company's condensed consolidated statement of operations during the three months then ended September 30, 2021.
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
Overview
    Yield10 Bioscience, Inc. is an agricultural bioscience company that is using its differentiated trait gene discovery platform, (the "Trait Factory"), to develop improved Camelina varieties to produce proprietary products, and to produce other high value genetic traits for the agriculture and food industries. We are headquartered in Woburn, Massachusetts and have an Oilseed Center of Excellence in Saskatoon, Saskatchewan, Canada. Our goals are to efficiently develop and commercialize a high value crop products business by developing superior varieties of Camelina for the production of feedstock oils and meal, nutritional oils, and PHA bioplastics, and to license our yield traits to major seed companies for commercialization in major row crops, including corn, soybean and canola.
As of June 30, 2021, we held unrestricted cash, cash equivalents and investments of $20,562. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to ascertain whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our current cash forecast, we expect that our present capital resources will be sufficient to fund our planned operations and meet our obligations, when due, into the second quarter of 2023. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment.
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
Government Grants
On February 26, 2021, MOI, the Company’s wholly-owned Canadian research subsidiary, received a research grant through the Industrial Research Assistance Program administered by National Research Council Canada ("NRC"). The objective of the grant was to provide financial research assistance to innovative, early-stage small and medium-sized enterprises. Under the terms of the agreement, NRC agreed to contribute up to a maximum of $39 for payroll costs incurred by MOI during the period December 20, 2020 - March 13, 2021. During the six months ended June 30, 2021, MOI submitted claims for eligible payroll costs and recognized revenue for the full amount of the award.
During 2018, we entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Our participation under this projected five-year grant is being awarded on an annual basis with the first year commencing on September 15, 2017. Cumulative funding for this sub-award in the amount of $2,403 has been appropriated by the U.S. Congress through the fourth contractual year ending in September 2021. We anticipate that the final option year through September 14, 2022 will be awarded to Yield10 during 2021 for total sub-award funding of $2,957, provided the U.S. Congress continues to appropriate funds for the program, we are able to make progress towards meeting grant objectives and we remain in compliance with other terms and conditions of the sub-award. During three and six months ended June 30, 2021 we recognized $174 and $331, respectively, from the sub-award. During the three and six months ended June 30, 2020, we recognized $154 and $333, respectively, from this sub-award.
As of June 30, 2021, proceeds of $200 remain to be recognized through the end of the fourth contractual year under our MSU sub-award as shown in the table below. This includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

Program Title	Funding Agency	Total Government Funded Appropriations	Total revenue recognized through June 30, 2021	Remaining amount to be recognized as of June 30, 2021	Contract/Grant Expiration
Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$2,403	$2,203	$200	September 2021
Funding from National Research Council Canada through its Industrial Research Assistance Program (NRC-IRAP) entitled "Innovation Assistance Program - Round 2.5"	National Research Council Canada	39	39	—	March 2021
Total		$2,442	$2,242	$200

Critical Accounting Estimates and Judgments
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based and performance-based compensation, measurement of right-of-use assets and lease liabilities, the recognition of lease expense and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2021, were consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,
	2021	2020	Change
Grant revenue	$174	$221	$(47)
Grant revenue was $174 and $221 for the three months ended June 30, 2021 and June 30, 2020, respectively.  All of the grant revenue recorded during the three months ended June 30, 2021 was derived from the Company's DOE sub-award with MSU. During the three months ended June 30, 2020, $154 in grant revenue was derived from the MSU sub-award and $67 was earned from a research grant awarded to MOI through the Canadian Industrial Research Assistance Program administered by NRC.
We anticipate that grant revenue will decrease for the year ended December 31, 2021 in comparison to the year ended December 31, 2020 as a result of varying annual budget appropriations awarded under the five-year MSU sub-award and the timing of our application of company resources to the grant. We currently cannot assess whether additional U.S. or Canadian government grants will be awarded to us during the remainder of 2021. Our forecast related to grant revenue is subject to change, should we receive new grants or if our ability to earn revenue from our existing grant is negatively impacted by the COVID-19 pandemic.
Expenses

	Three Months Ended June 30,
	2021	2020	Change
Research and development expenses	$1,651	$1,179	$472
General and administrative expenses	1,604	1,179	425
Total expenses	$3,255	$2,358	$897
Research and Development Expenses
Research and development expenses increased from $1,179 during the three months ended June 30, 2020 to $1,651 during the three months ended June 30, 2021. The $472, or 40 percent increase, is primarily due to higher employee compensation, field trial and other general expenses. Employee compensation increased by $209 from $734 during the three months ended June 30, 2020 to $943 during the three months ended June 30, 2021, and is primarily the result of a $81 increase in stock-based compensation expense and a $32 increase in payroll expense resulting from employee annual compensation merit increases and our hiring of a regulatory director late in the quarter. During the three months ended June 30, 2021, we also recorded $62 in recruiting and relocation expenses. Crop trial expense increased by $132 during the three months ended

June 30, 2021 in comparison to the same quarter of the previous year and is the result of the Company's expanded Camelina field trials and other work being conducted in the U.S., Canada and Argentina. During the three months ended June 30, 2021, facility related expenses incurred for research and development and research supplies and services also increased by $39 and $26, respectively, in comparison to the three months ended June 30, 2020.
Based on current planning and forecasting, we anticipate that our 2021 research and development expense will continue to remain at levels above expenses incurred during 2020 as we continue towards completion of our 2021 expanded crop trials and continue to prepare our Camelina plant varieties for future commercial launch. Our forecast related to research and development expense is subject to change due to the potential impact of the COVID-19 pandemic, or as new collaborative and other business opportunities arise that alter our plans.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2021 and June 30, 2020 increased by $425 from $1,179 to $1,604. The 36 percent increase is primarily due to increases in employee compensation and consulting expenses. Employee compensation expense increased by $244 from $469 during the three months ended June 30, 2020 to $713 during the three months ended June 30, 2021, and is primarily the result of a $173 increase in stock-based compensation. During the three months ended June 30, 2021, we also recorded $34 in recruiting and relocation expenses incurred in connection with adding professional staff. Consulting fees increased by $75 during three months ended June 30, 2021 in comparison to the same quarter last year, primarily as a result of engaging outside parties to assist us with early stage business development efforts for our Camelina plant varieties.
Based on current planning and budgeting, we anticipate that general and administrative expenses will continue to remain at levels above expenses incurred during 2020 as a result of a new hire we recently made for business development as well as for additional senior operations personnel expected to be hired later this year. We also anticipate incurring significant costs during the remainder of 2021 in connection with business development activities for our Camelina plant varieties. Our forecasts related to general and administrative expenses are subject to change due to the potential impact of the COVID-19 pandemic, or as new collaborative and other business opportunities arise that alter our plans.
Other Income (Expense), Net

	Three Months Ended June 30,
	2021	2020	Change
Loan forgiveness income	$—	$333	$(333)
Other income (expense), net	—	15	(15)
Total other income (expense), net	$—	$348	$(348)
Loan Forgiveness Income
    During April 2020, we received $333 in loan proceeds through the Paycheck Protection Program Flexibility Act ("PPP"), established pursuant to the CARES Act. During our fiscal quarter ended June 30, 2020, we utilized the entire PPP Loan amount for expenses that met the qualifications for loan forgiveness and, as a result, we recorded the full amount of the loan within other income (expense) in our condensed consolidated statement of operations. As anticipated, we subsequently received a favorable determination on our loan forgiveness application in November 2020.
Other Income (Expense), net
    Other income (expense) for the three months ended June 30, 2020 was derived primarily from investment income earned from the Company's cash equivalents and investments offset by interest expense and investment management fees incurred during the period. No investment income was recorded for the three months ended June 30, 2021 due to the negligible yield currently available with short-term U.S. federal treasury notes.

Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,
	2021	2020	Change
Grant revenue	$370	$400	$(30)
Grant revenue was $370 and $400 for the six months ended June 30, 2021 and June 30, 2020.  During the six months ended June 30, 2021 and June 30, 2020, we recognized $331 and $333, respectively, from the Company's DOE sub-award with MSU and $39 and $67, respectively, from research grants awarded to MOI through the Canadian Industrial Research Assistance Program administered by NRC.
Expenses

	Six Months Ended June 30,
	2021	2020	Change
Research and development expenses	$2,967	$2,639	$328
General and administrative expenses	3,036	2,566	470
Total expenses	$6,003	$5,205	$798
Research and Development Expenses
Research and development expenses increased from $2,639 during the six months ended June 30, 2020 to $2,967 during the six months ended June 30, 2021. The $328, or 12 percent increase, is primarily due to higher employee compensation and crop field trial expenses of $297 and $141, respectively. The increase in employee compensation expense is primarily the result of a $152 increase in stock-based compensation expense and the increase in crop trial expense is due to our expanded Camelina trials and other related work being conducted in the U.S., Canada and Argentina. During the six months ended June 30, 2020, we recorded a non-recurring write off of $141 in leasehold improvements and office furniture used in our research and development activities as a result of an amendment to our Woburn, Massachusetts lease that returned excess space to the landlord.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2021 and June 30, 2020 increased by $470 from $2,566 to $3,036. The 18 percent increase is primarily due to increases in employee compensation expense of $389, including an increase in stock-based compensation of $290, and recruiting and relocation expenses of $44. Consulting fees also increased by $129 during the six months ended June 30, 2021 in comparison to the six months ended June 30, 2020, primarily as a result of engaging outside parties to assist us with early stage business development activities for our Camelina plant varieties. During the six months ended June 30, 2020, we recorded a non-recurring write off of $64 in leasehold improvements and office furniture used in our general and administrative activities as a result of the amendment to our Woburn facility lease.
Other Income (Expense), Net

	Six Months Ended June 30,
	2021	2020	Change
Change in fair value of warrants	$—	$(957)	$957
Loan forgiveness income	—	333	(333)
Other income (expense), net	(1)	48	(49)
Total other income (expense), net	(1)	(576)	$575

Change in Fair Value of Warrants
    The fair value of the liability classified warrants issued in our November 2019 securities offerings was subject to mark-to-market adjustment on subsequent balance sheet dates. On January 15, 2020, we remeasured the fair value of the warrant liability in connection with the Company's 1-for-40 reverse stock split, recording a loss from the change in fair value of $957. The reverse stock split increased the number of shares of common stock available for issuance resulting in reclassification of the warrant liability to equity.
Loan Forgiveness Income
During April 2020, we received $333 in loan proceeds through the Paycheck Protection Program Flexibility Act ("PPP"), established pursuant to the CARES Act. During our fiscal quarter ended June 30, 2020 we utilized the entire PPP Loan amount for expenses that met the qualifications for loan forgiveness and recorded the full amount of the loan within other income (expense) in our condensed consolidated statement of operations.
Other Income (Expense), net
    Other income (expense) for the six months ended June 30, 2021 and June 30, 2020 was derived primarily from investment income earned from the Company's cash equivalents and investments offset by interest expense and investment management fees incurred during the period. Investment income recorded from U.S. federal treasury notes was negligible during the six months ended June 30, 2021 due to their insignificant yield rates.
Liquidity and Capital Resources
Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government funded research grants and income earned on cash and investments.
Since our inception, we have incurred significant expenses related to our research, development and commercialization efforts. With the exception of 2012, we have recorded losses since our initial founding, including the three and six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $380,753. Our unrestricted cash, cash equivalents and investments are held primarily for working capital purposes and as of June 30, 2021, were $20,562 as compared to cash, cash equivalents and investments of $9,702 at December 31, 2020. As of June 30, 2021, we had restricted cash of $264, consisting of $229 held in connection with the lease agreement for our Woburn, Massachusetts facility and $35 held in connection with our corporate credit card program. As of June 30, 2021, we continued to have no outstanding debt.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal, and investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of June 30, 2021, we were in compliance with this policy.
We anticipate net cash usage during 2021 within a range of $10,000 to $11,000 and estimate that our current cash resources will be sufficient to fund operations and meet our obligations, when due, into the second quarter of 2023. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our cash forecast, we expect that our present capital resources will be sufficient to fund our planned operations for at least that period of time. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. Our ability to continue operations after our current cash resources are exhausted will depend upon our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment.
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
Net cash used for operating activities during the six months ended June 30, 2021 was $4,776, compared to net cash used for operating activities during the six months ended June 30, 2020 of $4,612. Net cash used for operating activities during the six months ended June 30, 2021 primarily reflects the net loss of $5,653, cash payments made to reduce the Company's lease liabilities of $220 and our payment of 2020 bonus compensation of $460. Non-cash charges offsetting a portion of the net loss include depreciation and amortization expense of $108, the Company's 401(k) matching contribution in common stock of $69, stock-based compensation expense of $739, and non-cash lease expense of $175. Net cash used for operating activities during the six months ended June 30, 2020 was $4,612 and primarily reflects the net loss of $5,396 and cash payments made to reduce the Company's lease liabilities and to pay 2019 bonus compensation of $391 and $344, respectively. Non-cash expenses included in the net loss, included the loss recorded from the revaluation of its warrant liability of $957, losses from the disposal of fixed assets of $206, stock-based compensation expense of $297, and non-cash lease expense of $262.
Net cash of $1,223 was provided by investing activities during the six months ended June 30, 2021, primarily as a result of our receiving proceeds of $5,250 from investments reaching maturity and converting into cash, partially offset by our purchase of $3,891 in new investments. During the six months ended June 30, 2021, we also purchased $136 in laboratory equipment, including new plant growth chambers. During the six months ended June 30, 2020, $464 in net cash was provided from investing activities.
Net cash of $15,766 was provided by financing activities during the six months ended June 30, 2021, compared to net cash of $1,991 provided by financing activities during the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company completed a public offering of 1,040,000 shares of its common stock at a price of $12.25 per share, receiving proceeds of $11,993 net of issuance costs of $747. Also during the six months ended June 30, 2021, a total of 481,973 Series A and Series B warrants issued in the Company's November 2019 securities offering were exercised by warrant holders, providing $3,856 in cash proceeds. During the six months ended June 30, 2020, we recorded cash proceeds of $1,658 from the exercise of warrants.
Recent Accounting Pronouncements
See Note 2, "Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On April 5, 2021, we issued 3,131 shares of common stock to participants in the Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act, as amended as exempted securities.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2021, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.  OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS.

10.1		Amended and Restated 2018 Stock Option and Incentive Plan† (filed herewith).

31.1		Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

32.1		Section 1350 Certification (furnished herewith).

101.1		The following financial information from the Yield10 Bioscience, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, June 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations, Three and Six Months Ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Loss, Three and Six Months Ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows, Six Months Ended June 30, 2021 and 2020; (v) Condensed Consolidated Statements of Series B Convertible Preferred Stock and Stockholders' Equity, Three and Six Months Ended June 30, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

	†	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.

August 11, 2021	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2021	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)