Form 10-Q
period 2021-09-30
YIELD10 BIOSCIENCE, INC.
filed 2021-11-10
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2021 was 4,881,851.

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended September 30, 2021

Table of Contents

		Page
Part I. Financial Information

Item
1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	6
	Condensed Consolidated Statements of Series B Convertible Preferred Stock and Stockholders' Equity for the three and nine months ended September 30, 2021 and 2020	7
	Notes to the Condensed Consolidated Financial Statements	9
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
3.	Quantitative and Qualitative Disclosures About Market Risk	29
4.	Controls and Procedures	30

Part II. Other Information		30

Item
1.	Legal Proceedings	30
1A.	Risk Factors	30
2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
3.	Defaults Upon Senior Securities	30
4.	Mine Safety Disclosures	30
5.	Other Information	30
6.	Exhibits	31

SIGNATURES		32

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$14,618	$3,423
Short-term investments	3,904	6,279
Accounts receivable	24	86
Unbilled receivables	46	27
Prepaid expenses and other current assets	462	527
Total current assets	19,054	10,342
Restricted cash	264	264
Property and equipment, net	903	921
Right-of-use assets	2,447	2,712
Other assets	278	283
Total assets	$22,946	$14,522

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$45	$60
Accrued expenses	1,122	1,297
Current portion of lease liabilities	499	457
Total current liabilities	1,666	1,814
Lease liabilities, net of current portion	2,783	3,163
Other long-term liabilities	9	13
Total liabilities	4,458	4,990
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 60,000,000 shares authorized at September 30, 2021 and December 31, 2020; 4,877,987 and 3,334,048 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	49	33
Additional paid-in capital	401,760	384,758
Accumulated other comprehensive loss	(170)	(159)
Accumulated deficit	(383,151)	(375,100)
Total stockholders’ equity	18,488	9,532
Total liabilities and stockholders’ equity	$22,946	$14,522

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Grant revenue	$92	$204	$462	$604
Total revenue	92	204	462	604

Expenses:
Research and development	1,636	1,300	4,603	3,939
General and administrative	1,547	1,098	4,583	3,664
Total expenses	3,183	2,398	9,186	7,603
Loss from operations	(3,091)	(2,194)	(8,724)	(6,999)

Other income (expense):
Change in fair value of warrants	—	—	—	(957)
Loan forgiveness income (Note 9)	—	—	—	333
Gain on investment in related party	700	—	700	—
Other income (expense), net	(1)	37	(2)	85
Total other income (expense)	699	37	698	(539)
Net loss from operations before income taxes	(2,392)	(2,157)	(8,026)	(7,538)
Income tax provision	(6)	(11)	(25)	(26)
Net loss	$(2,398)	$(2,168)	$(8,051)	$(7,564)

Basic and diluted net loss per share	$(0.49)	$(0.87)	$(1.72)	$(3.69)

Number of shares used in per share calculations:
Basic and diluted	4,873,248	2,492,274	4,681,292	2,050,726

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss:	$(2,398)	$(2,168)	$(8,051)	$(7,564)
Other comprehensive loss
Change in unrealized gain (loss) on investments	—	(6)	1	1
Change in foreign currency translation adjustment	(17)	5	(12)	(43)
Total other comprehensive loss	(17)	(1)	(11)	(42)
Comprehensive loss	$(2,415)	$(2,169)	$(8,062)	$(7,606)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(8,051)	$(7,564)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	165	137
Change in fair value of warrants	—	957
Loan forgiveness income (Note 9)	—	(333)
Loss on disposal of fixed assets	—	206
Charge for 401(k) company common stock match	100	95
Stock-based compensation	1,175	506
Non-cash lease expense	265	345
Deferred income tax provision	24	33
Changes in operating assets and liabilities:
Accounts receivable	62	(76)
Unbilled receivables	(19)	(36)
Prepaid expenses and other assets	60	92
Accounts payable	(15)	(228)
Accrued expenses	(192)	(324)
Lease liabilities	(338)	(495)
Other liabilities	(4)	15
Net cash used for operating activities	(6,768)	(6,670)

Cash flows from investing activities
Purchase of property and equipment	(147)	(42)
Proceeds from sale of property and equipment	—	10
Purchase of investments	(3,874)	(6,290)
Proceeds from the maturity of short-term investments	6,250	3,197
Net cash provided by (used by) investing activities	2,229	(3,125)

Cash flows from financing activities
Proceeds from warrants exercised (Note 12)	3,856	1,658
Proceeds from PPP loan (Note 9)	—	333
Proceeds from public offering, net of issuance costs	11,993	5,367
Taxes paid on employees' behalf related to vesting of stock awards	(103)	(17)
Net cash provided by financing activities	15,746	7,341

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(46)

Net increase (decrease) in cash, cash equivalents and restricted cash	11,195	(2,500)
Cash, cash equivalents and restricted cash at beginning of period	3,687	5,749
Cash, cash equivalents and restricted cash at end of period	$14,882	$3,249

Supplemental disclosure of non-cash information:
Offering costs remaining in accrued expenses	$—	$63

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SERIES B CONVERTIBLE STOCK AND STOCKHOLDERS' EQUITY
UNAUDITED
(In thousands, except share amounts)

	Three Months Ended September 30, 2021
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value			Accumulated Deficit
Balance, June 30, 2021	—	$—	—	$—	4,868,466	$49	$401,319	$(153)	$(380,753)	$20,462
Non-cash stock-based compensation expense	—	—	—	—	—	—	436	—	—	436
Issuance of common stock for 401(k) match	—	—	—	—	2,857	—	24	—	—	24
Issuance of common stock for restricted stock units	—	—	—	—	6,664	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	—	—	—	—	(19)	—	—	(19)
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	—	(2,398)	(2,398)
Balance, September 30, 2021	—	$—	—	$—	4,877,987	$49	$401,760	$(170)	$(383,151)	$18,488

	Three Months Ended September 30, 2020
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value			Accumulated Deficit
Balance, June 30, 2020	—	$—	—	$—	1,972,798	$20	$378,924	$(167)	$(370,290)	$8,487
Non-cash stock-based compensation expense	—	—	—	—	—	—	243	—	—	243
Issuance of common stock for 401(k) match	—	—	—	—	3,689	—	23	—	—	23
Issuance of common stock for restricted stock units	—	—	—	—	6,006	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	—	—	—	—	(17)	—	—	(17)
Issuance of common stock for concurrent private and public offerings, net of offering costs of $425	—	—	—	—	1,348,285	13	5,292	—	—	5,305
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(2,168)	(2,168)
Balance, September 30, 2020	—	$—	—	$—	3,330,778	$33	$384,465	$(168)	$(372,458)	$11,872
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

	Nine Months Ended September 30, 2021
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance, December 31, 2020	—	$—	—	$—	3,334,048	$33	$384,758	$(159)	$(375,100)	$9,532
Non-cash stock-based compensation expense	—	—	—	—	—	—	1,185	—	—	1,185
Issuance of common stock for 401(k) match	—	—	—	—	9,747	—	86	—	—	86
Issuance of common stock for warrant exercise	—	—	—	—	481,973	5	3,851	—	—	3,856
Issuance of common stock for restricted stock units	—	—	—	—	12,219	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	—	—	—	—	(102)	—	—	(102)
Issuance of common stock in connection with stock offering, net of offering costs	—	—	—	—	1,040,000	11	11,982	—	—	11,993
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	—	—	(8,051)	(8,051)
Balance, September 30, 2021	—	$—	—	$—	4,877,987	$49	$401,760	$(170)	$(383,151)	$18,488

	Nine Months Ended September 30, 2020
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value
December 31, 2019	5,750	$—	796	$—	933,423	$9	$360,926	$(126)	$(364,894)	$(4,085)
Non-cash stock-based compensation expense	—	—	—	—	—	—	597	—	—	597
Issuance of common stock for 401(k) match	—	—	—	—	17,518	—	86	—	—	86
Issuance of common stock for restricted stock units	—	—	—	—	6,006	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	—	—	—	—	(17)	—	—	(17)
Issuance of common stock for warrant exercise	—	—	—	—	207,296	2	1,656	—	—	1,658
Issuance of common stock upon conversion of Series A Convertible Preferred Stock	—	—	(796)	—	99,500	2	(2)	—	—	—
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	(5,750)	—	—	—	718,750	7	(7)	—	—	—
Reclassification of warrant liability to equity	—	—	—	—	—	—	15,934	—	—	15,934
Issuance of common stock for concurrent private and public offerings, net of offering costs of $425	—	—	—	—	1,348,285	13	5,292	—	—	5,305
Effect of foreign currency translation and unrealized loss on investments	—	—	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	—	—	(7,564)	(7,564)
Balance, September 30, 2020	—	$—	—	$—	3,330,778	$33	$384,465	$(168)	$(372,458)	$11,872

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
    The accompanying condensed consolidated financial statements are presented in U.S. dollars, are unaudited, and have been prepared by Yield10 in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the financial position and results of operations for the interim periods ended September 30, 2021 and September 30, 2020.
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
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of a single year, the Company has recorded losses since its initial founding, including the three and nine months ended September 30, 2021.
    As of September 30, 2021, the Company held unrestricted cash, cash equivalents and investments of $18,522. The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its financial statements are issued. Based on its current cash forecast, management expects that the Company's present capital resources will be sufficient to fund its planned operations for at least that period of time. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional government grants or collaborative arrangements with third parties, as to which no assurance can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, management may be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down its operations and pursue options for liquidating its remaining assets, including intellectual property.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's Unaudited Condensed Consolidated Balance Sheets included herein:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$14,618	$3,423
Restricted cash	264	264
Total cash, cash equivalents and restricted cash	$14,882	$3,687
Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $264 at September 30, 2021 and December 31, 2020 consists primarily of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.
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
At September 30, 2021, 100% of the Company's accounts and unbilled receivables are due from the Company's Michigan State University ("MSU") sub-award. During the three and nine months ended September 30, 2021, revenue earned from the MSU sub-award, represented 100.0% and 91.6% of recognized government grant revenue, respectively. A research grant of $39 awarded to MOI through the Canadian Industrial Research Assistance Program ("IRAP") and earned during the first quarter of 2021, represented the remaining difference of 8.4% during nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the MSU sub-award represented 100.0% and 88.9%, respectively, of government grant revenue earned for each of the respective periods. The remaining difference of 11.1% during the nine months ended September 30, 2020 was from grant revenue recognized from an earlier Canadian research grant of $67 awarded through IRAP.

Fair Value Measurements
The carrying amounts of the Company's financial instruments as of September 30, 2021 and December 31, 2020, which include cash equivalents, accounts receivable, unbilled receivables, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 5 for further discussion on fair value measurements.

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
Grant Revenue
The Company's source of continuing revenue is from its government research grants, in which it serves as either the primary contractor or as a subcontractor. These grants are considered a central operation of the Company's business. Revenue is earned as research expenses related to the grants are incurred. Revenue earned on government grants, but not yet invoiced as of the balance sheet date, are recorded as unbilled receivables in the accompanying unaudited condensed consolidated balance sheets at September 30, 2021 and December 31, 2020. Funds received from government grants in advance of work being performed, if any, are recorded as deferred revenue until earned.
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
Recent Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date. During the three months ended September 30, 2021, the Company did not adopt any new accounting guidance.
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
The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their antidilutive effect:

	As of September 30,
	2021	2020
Options	716,619	326,881
Restricted Stock Awards	9,430	8,500
Warrants	2,361,726	2,843,699
Total	3,087,775	3,179,080

4. INVESTMENTS
Investments consist of the following at September 30, 2021 and December 31, 2020:

	Accumulated Cost at September 30, 2021	Unrealized		Market Value at September 30, 2021
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$3,903	$1	$—	$3,904
Total	$3,903	$1	$—	$3,904

	Accumulated Cost at December 31, 2020	Unrealized		Market Value at December 31, 2020
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$6,279	$—	$—	$6,279
Total	$6,279	$—	$—	$6,279
All investments are classified as available for sale as of September 30, 2021 and December 31, 2020.
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
The Company’s financial assets classified as Level 2 at September 30, 2021 and December 31, 2020 were initially valued at the transaction price and subsequently valued utilizing third-party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2021 and December 31, 2020.
The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2021
Assets
Cash equivalents:
Money market funds	$13,641	$—	$—	$13,641
Short-term investments:
U.S. government and agency securities	—	3,904	—	3,904
Total assets	$13,641	$3,904	$—	$17,545

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Assets
Cash equivalents:
Money market funds	$2,873	$—	$—	$2,873
Short-term investments:
U.S. government and agency securities	—	6,279	—	6,279
Total assets	$2,873	$6,279	$—	$9,152
There were no transfers of financial assets or liabilities between category levels during the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020.
During November 2019, the Company issued Series A Warrants and Series B Warrants in two concurrent securities offerings that were considered free standing financial instruments, were legally detachable and separately exercisable from the common and preferred stock issued in the two offerings. The Company initially determined that all of the Series A Warrants and Series B Warrants should be classified as a warrant liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and recognized at their inception date fair value due to the insufficiency of common shares available to permit their exercise. The warrant liability met Level 3 classification criteria for classification within the fair value hierarchy. On January 15, 2020, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to effect a 1-for-40 reverse stock split. As a result of the reverse stock split, the Company's number of authorized but unissued shares of Common Stock increased significantly and the Series A Warrants and Series B Warrants became eligible for exercise. Prior to reclassification as equity, on January 15, 2020, the Company adjusted the warrant liability to its then $15,934 fair value using the Black-Scholes valuation model, recording a loss on the adjustment to fair value of $957.
The following table shows a reconciliation of the beginning and ending balances for the Level 3 warrant liability for the nine months ending September 30, 2020.

Nine Months Ended September 30, 2020
Warrant liability, December 31, 2019	$14,977
Recognized loss from mark-to-market adjustment prior to reclassification of warrant liability to equity	957
Reclassification from warrant liability to equity	(15,934)
Warrant liability, September 30, 2020	$—

6. ACCRUED EXPENSES
Accrued expenses consisted of the following at:

	September 30, 2021	December 31, 2020
Employee compensation and benefits	$504	$620
Leased facilities	78	188
Professional services	210	235
Field trials and related expenses	191	52
Other	139	202
Total accrued expenses	$1,122	$1,297

7. STOCK-BASED COMPENSATION
Expense Information for Employee and Non-Employee Stock Awards
The Company recognized stock-based compensation expense related to stock awards, including awards to non-employees and members of the Board of Directors of $436 and $1,175 for the three and nine months ended September 30, 2021 and $209 and $506 for the three and nine months ended September 30, 2020, respectively. At September 30, 2021, there was approximately $4,508 of unvested awards not yet recognized as compensation expense.
The compensation expense related to unvested stock awards is expected to be recognized over a remaining weighted average period of 3.17 years.
Stock Options
A summary of option activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	339,108	$32.39
Granted	379,057	$10.18
Exercised	—	$—
Forfeited	(1,509)	$12.92
Expired	(37)	$19,253.19
Outstanding at September 30, 2021	716,619	$19.69

Options exercisable at September 30, 2021	168,961	$53.07
In accordance with the terms of the Company's 2018 Stock Option and Incentive Plan ("2018 Stock Plan"), effective January 1, 2021, Yield10's Board of Directors approved the addition of 166,702 shares to the 2018 Stock Plan, which represented 5% of the Company's outstanding common stock on the day prior to the increase. At its annual meeting of stockholders on May 24, 2021, stockholders approved an amendment to the 2018 Stock Plan to add 300,000 more shares to the plan. As of September 30, 2021, 73,513 shares remain available to be awarded from the 2018 Plan.
Restricted Stock Units
The Company records stock compensation expense for restricted stock units ("RSUs") on a straight-line basis over their requisite service period, which approximates the vesting period, based on each RSU's award date market value. As RSUs vest, the Company withholds a number of shares from its employees with an aggregate fair market value equal to the minimum tax withholding amount from the common stock issuable at the vest date. During the nine months ended September 30, 2021, 17,932 employee RSUs vested, of which 5,713 common shares with a total market value of $86 were withheld to pay employee tax withholding.

A summary of RSU activity for the nine months ended September 30, 2021 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2020	8,500
Awarded	18,862
Common stock issued upon vesting	(17,932)
Forfeited	—
Outstanding at September 30, 2021	9,430	0.42

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
Maturity Analysis of Lease Liabilities
The Company's Woburn, Massachusetts facility is the only lease included in the Company's right-of-use assets and corresponding lease liabilities. No other active real estate or equipment leases fall within the scope of ASC 842. At September 30, 2021, the Company's lease liability related to its Woburn facility will mature as follows:

Year ended December 31,	Undiscounted Cash Flows
2021 (October to December)	$178
2022	726
2023	749
2024	771
2025	793
Thereafter	747
Total undiscounted future lease payments	3,964
Amount of lease payments representing interest	(682)
Total lease liabilities	$3,282
Short-term lease liability	$499
Long-term lease liability	$2,783

Quantitative Disclosure of Lease Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$151	$151	$454	$537
Short-term lease cost	171	167	497	473
Sublease income	(148)	(140)	(468)	(419)
Total lease cost, net	$174	$178	$483	$591

Other information as of:	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	5.2	5.9
Weighted-average discount rate	7.25%	7.25%
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
In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The sublease space was determined to be in excess of the Company's needs. The CJ sublease is coterminous with the Company's master lease and CJ will pay rent and operating expenses proportionate to the amounts payable to the landlord by the Company, as adjusted from time to time in accordance with the terms of the master lease. Future CJ sublease payments have not been presented as an offset to total undiscounted future lease payments of $3,964 shown in the lease maturity analysis table above. CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
Through May 2020, the Company leased approximately 13,702 square feet of office and laboratory space in Lowell, Massachusetts. The lease terminated in accordance with the terms of the lease agreement and the facility has been returned to the landlord. No further expenses are anticipated under this lease.
The Company's wholly-owned subsidiary, MOI, located in Saskatoon, Saskatchewan, Canada, leases approximately 7,733 square feet of office, laboratory and greenhouse space located within Innovation Place at 410 Downey Road and within the research facility of National Research Council Canada located at 110 Gymnasium Place. None of the leases contain renewal or early termination options. MOI's leases for these facilities expire on various dates through September 2022.
9. CARES ACT LOAN
During April 2020, the Company received $333 in loan proceeds through the Paycheck Protection Program Flexibility Act ("PPP"), established pursuant to the CARES Act. Under the CARES Act and the PPP, a borrower could apply for and be granted forgiveness for all or a part of its PPP loan. The amount of loan proceeds eligible for forgiveness was based on a formula that took into account a number of factors, including the amount of loan proceeds used by the borrower during the twenty-four-week period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments. During the three months ended June 30, 2020, Yield10 utilized the entire PPP Loan amount for qualifying expenses and management of the Company considered it reasonably certain that it would meet the conditions for loan forgiveness. As such, the Company recorded the full amount of the loan, or $333, within other income (expense) in its condensed consolidated statement of operations for the nine months ended September 30, 2020. The Company received a favorable determination to its application for loan forgiveness in November 2020 for the full amount of the loan.

10. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
Exclusive Collaboration Agreement with Rothamsted Research ("Rothamsted")
On November 12, 2020, the Company signed an exclusive collaboration agreement with UK-based Rothamsted to support Rothamsted’s program to develop omega-3 oils in Camelina sativa. Under the agreement, Yield10 is providing Rothamsted with financial support for ongoing research including further DHA+EPA trait improvement, field testing and nutritional studies. The Company will pay Rothamsted quarterly research funding and option fees of $31 for two years totaling $250, of which $156 remains outstanding as of September 30, 2021. As part of the agreement, the Company has an exclusive two-year option to sign a global, exclusive or non-exclusive license agreement to the technology. The current agreement terminates automatically on its second anniversary unless terminated earlier in accordance with the terms of the agreement.
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
Guarantees
    The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners and contractors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Yield10 has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of the indemnifications under these agreements is believed to be minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2021 and December 31, 2020.
11. GEOGRAPHIC INFORMATION
The geographic distribution of the Company’s grant revenues and long-lived assets are summarized in the tables below. Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled.

	U.S.	Canada	Eliminations	Total
Three Months Ended September 30, 2021
Grant revenue from external customers	$92	$—	$—	$92
Inter-geographic revenues	—	534	(534)	—
Revenues	$92	$534	$(534)	$92

Three Months Ended September 30, 2020
Grant revenue from external customers	$204	$—	$—	$204
Inter-geographic revenues	—	625	(625)	—
Revenues	$204	$625	$(625)	$204

Nine Months Ended September 30, 2021
Grant revenue from external customers	$423	$39	$—	$462
Inter-geographic revenues	—	1,526	(1,526)	—
Revenues	$423	$1,565	$(1,526)	$462

Nine Months Ended September 30, 2020
Grant revenue from external customers	$537	$67	$—	$604
Inter-geographic revenues	—	1,403	(1,403)	—
Revenues	$537	$1,470	$(1,403)	$604
The geographic distribution of the Company’s property and equipment is summarized as follows:

	U.S.	Canada	Eliminations	Total
September 30, 2021	$850	$53	$—	$903
December 31, 2020	$866	$55	$—	$921

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
Warrants
The following table summarizes information regarding outstanding warrants to purchase common stock as of September 30, 2021:

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
During the nine months ended September 30, 2021, a combined total of 481,973 Series A and Series B warrants issued in the Company's November 2019 securities offering were exercised by warrant holders, providing $3,856 in cash proceeds.
Reserved Shares
The following shares of common stock were reserved for future issuance upon exercise of stock options, vesting of RSUs and conversion of warrants:

	September 30, 2021	December 31, 2020
Stock Options	716,619	339,108
RSUs	9,430	8,500
Warrants	2,361,726	2,843,699
Total number of common shares reserved for future issuance	3,087,775	3,191,307

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
As of September 30, 2021, we held unrestricted cash, cash equivalents and investments of $18,522. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to ascertain whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our current cash forecast, we expect that our present capital resources will be sufficient to fund our planned operations and meet our obligations, when due, into the second quarter of 2023. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment.
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
Government Grants
On February 26, 2021, MOI, the Company’s wholly-owned Canadian research subsidiary, received a research grant through the Industrial Research Assistance Program administered by National Research Council Canada ("NRC"). The objective of the grant was to provide financial research assistance to innovative, early-stage small and medium-sized enterprises. Under the terms of the agreement, NRC agreed to contribute up to a maximum of $39 for payroll costs incurred by MOI during the period December 20, 2020 - March 13, 2021. During the first quarter of 2021, MOI submitted claims for eligible payroll costs and recognized grant revenue for the full amount of the award.
During 2018, we entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Our participation under this five-year grant is being awarded on an annual basis with the first year commencing on September 15, 2017. Cumulative funding for this sub-award in the amount of $2,957 has been appropriated by the U.S. Congress through the final contractual year ending in September 2022. During the three and nine months ended September 30, 2021, we recognized $92 and $423 in grant revenue, respectively, from the sub-award. During the three and nine months ended September 30, 2020, we recognized $204 and $537, respectively, from this sub-award.
As of September 30, 2021, proceeds of $662 remain to be recognized through the end of the final contractual year under our MSU sub-award as shown in the table below. Included within this amount is $108 in unused appropriations from the fourth year of the sub-award for which we are seeking approval to roll over into the final year of the contract. The remaining contractual funds includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

Program Title	Funding Agency	Total Government Funded Appropriations	Total revenue recognized through September 30, 2021	Remaining amount to be recognized as of September 30, 2021	Contract/Grant Expiration
Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$2,957	$2,295	$662	September 2022
Funding from National Research Council Canada through its Industrial Research Assistance Program (NRC-IRAP) entitled "Innovation Assistance Program - Round 2.5"	National Research Council Canada	39	39	—	March 2021
Total		$2,996	$2,334	$662
Critical Accounting Estimates and Judgments
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based and performance-based compensation, measurement of right-of-use assets and lease liabilities, the recognition of lease expense and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2021, were consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021	2020	Change
Grant revenue	$92	$204	$(112)
Grant revenue was $92 and $204 for the three months ended September 30, 2021 and September 30, 2020, respectively.  All of the grant revenue recorded during the three months ended September 30, 2021 and September 30, 2020 was derived from the Company's DOE sub-award with MSU.
We anticipate that grant revenue will decrease for the year ended December 31, 2021 in comparison to the year ended December 31, 2020 as a result of lower Canadian research grants awarded during 2021 by National Research Council Canada to our subsidiary, MOI, the varying annual budget appropriations awarded under our five-year MSU sub-award, and the timing and application of our internal resources to our grants. We currently cannot assess whether additional U.S. or Canadian government grants will be awarded to us during the remainder of 2021 or within the next twelve months. Our forecast related to grant revenue is subject to change, should we receive new grants or if our ability to earn revenue from our existing grant is negatively impacted by the COVID-19 pandemic.
Expenses

	Three Months Ended September 30,
	2021	2020	Change
Research and development expenses	$1,636	$1,300	$336
General and administrative expenses	1,547	1,098	449
Total expenses	$3,183	$2,398	$785
Research and Development Expenses
Research and development expenses increased from $1,300 during the three months ended September 30, 2020 to $1,636 during the three months ended September 30, 2021. The $336, or 26 percent increase, is primarily due to higher employee compensation, crop field trial and research services expenses. Employee compensation increased by $156 from $709 during the three months ended September 30, 2020 to $865 during the three months ended September 30, 2021, and is primarily the result of a $70 increase in stock-based compensation (a non-cash expense) related to employee stock awards issued during 2021 and a $70 increase in payroll and benefit expenses due to annual employee compensation increases and our hiring of additional staff earlier this year. Crop trial expense increased by $83 during the three months ended September 30, 2021 in comparison to the same quarter of the previous year and is the result of the Company's expanded Camelina field trials and related work being conducted in the U.S., Canada and Argentina. Expenses related to third-party research services, including DNA sequencing and analysis for regulatory purposes, also increased by $51 during the three months ended September 30, 2021 in comparison to the third quarter of 2020.
Based on current planning and forecasting, we anticipate that our 2021 research and development expense will continue to remain at levels above expenses incurred during 2020 as we continue towards completion of our 2021 expanded crop trials and post-harvest analysis and as we continue to prepare our Camelina plant varieties for future commercial launch. Beyond 2021, we also anticipate incurring higher costs during the next twelve months as a result of hiring additional research staff in both the United States and Canada and as we continue to expand our testing of Camelina varieties in the field. Our forecast related to research and development expense is subject to change due to the potential impact of the COVID-19 pandemic, or as new collaborative and other business opportunities arise that alter our plans.

General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2021 and September 30, 2020 increased by $449 from $1,098 to $1,547. The 41 percent increase is primarily due to increases in employee compensation and benefits, consulting and Camelina product development activities. Employee compensation expense increased by $259 from $453 during the three months ended September 30, 2020 to $712 during the three months ended September 30, 2021, and is primarily the result of a $158 increase in stock-based compensation expense related to stock awards issued during 2021 and a $44 increase in payroll and benefit expenses from employee annual compensation increases that became effective the first of the year. During the three months ended September 30, 2021, we also recorded $43 in recruiting fees in connection with our search for additional professional staff. Consulting fees increased by $90 during three months ended September 30, 2021 in comparison to the same quarter of last year, primarily as a result of engaging outside parties to assist us with early stage business development efforts for our Camelina plant varieties. During the three months ended September 30, 2021, we also incurred $55 in incremental product development costs related to Camelina seed bulk up and genetic analysis.
Based on current planning and budgeting, we anticipate that general and administrative expenses will continue to remain at levels above expenses incurred during 2020, primarily as a result of increased employee compensation and benefit expenses and our Camelina product development activities. We also anticipate higher costs during the next twelve months in connection with business development activities for our Camelina plant varieties. Our forecasts related to general and administrative expenses are subject to change due to the potential impact of the COVID-19 pandemic, or as new collaborative and other business opportunities arise that alter our plans.
Other Income (Expense), Net

	Three Months Ended September 30,
	2021	2020	Change
Gain on investment in related party	$700	—	700
Other income (expense), net	(1)	37	(38)
Total other income (expense), net	$699	$37	$662
Gain on Investment in Related Party
During 1999, the Company entered into a sublicense agreement with Tepha, Inc. ("Tepha"), a privately held company engaged in the development of medical products. At the time the sublicense was executed, a director of Yield10 was also the president, chief executive officer and a director of Tepha. Three other members of Yield10's board of directors also served on the board of directors of Tepha, of which one continued to serve until completion of the sale discussed below. Yield10 received 648,149 shares of Series A Convertible Preferred Stock of Tepha ("Tepha Shares") during 2002 as consideration for outstanding license payments due to Yield10 totaling $700. During 2005, the Company determined the value of the Tepha Shares was impaired resulting in their write off through a charge to other income (expense). The sublicense agreement with Tepha ended in 2016.
In May 2021, the board of directors of Tepha approved and authorized the sale of Tepha to Becton Dickinson Global Holdings, Inc. ("Becton Dickinson"). On July 26, 2021, Yield10 received cash consideration of $700 in exchange for the surrender of its Tepha Shares upon the closing of the sale of Tepha to Becton Dickinson.
Other Income (Expense), net
    Other income (expense) for the three months ended September 30, 2020 was derived primarily from investment income earned from the Company's cash equivalents and investments offset by interest expense and investment management fees incurred during the period. No investment income was recorded for the three months ended September 30, 2021 due to the negligible yield currently available with short-term U.S. federal treasury notes.

Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,
	2021	2020	Change
Grant revenue	$462	$604	$(142)
Grant revenue was $462 and $604 for the nine months ended September 30, 2021 and September 30, 2020, respectively.  During the nine months ended September 30, 2021 and September 30, 2020, we recognized $423 and $537, respectively, from the Company's DOE sub-award with MSU and $39 and $67, respectively, from short-term research grants awarded to MOI through the Canadian Industrial Research Assistance Program.
Expenses

	Nine Months Ended September 30,
	2021	2020	Change
Research and development expenses	$4,603	$3,939	$664
General and administrative expenses	4,583	3,664	919
Total expenses	$9,186	$7,603	$1,583
Research and Development Expenses
Research and development expense increased from $3,939 during the nine months ended September 30, 2020 to $4,603 during the nine months ended September 30, 2021. The $664, or 17 percent increase, is primarily due to higher employee compensation and crop field trial expenses of $453 and $223, respectively. The increase in employee compensation expense is the result of a $221 increase in stock-based compensation expense, a $127 increase in employee payroll and benefits due to employee annual compensation increases and expenses related to our hiring additional staff earlier this year. The increase in crop field trial expense during the nine months ended September 30, 2021 in comparison to the same period in 2020, is the result of the Company's expanded Camelina field trials and related work being conducted in the U.S., Canada and Argentina.
General and Administrative Expenses
General and administrative expenses increased by $919 from $3,664 during the nine months ended September 30, 2020 to $4,583 for the nine months ended September 30, 2021. The 25 percent increase is primarily due to an increase in employee compensation expense of $647, including an increase in stock-based compensation of $447, and an increase in recruiting expenses of $86. Consulting fees also increased by $220 during the nine months ended September 30, 2021 in comparison to the nine months ended September 30, 2020, and are primarily a result of engaging outside parties to assist us with early stage business development activities for our Camelina plant varieties. Our investor relations expense also increased by $72 during the nine months ended September 30, 2021 in comparison to the nine months ended September 30, 2020 and is primarily due to costs associated with our efforts to communicate the Company's strategic direction.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2021	2020	Change
Change in fair value of warrants	$—	$(957)	$957
Loan forgiveness income	—	333	(333)
Gain on investment in related party	700	—	700
Other income (expense), net	(2)	85	(87)
Total other income (expense), net	698	(539)	$1,237

Gain on Investment in Related Party
In May 2021, the board of directors of Tepha, a related party, approved and authorized the sale of Tepha to Becton Dickinson Global Holdings, Inc. The merger was approved by the FTC on July 21, 2021 and Yield10 received cash consideration of $700 for the surrender of its Tepha Shares when the merger closed on July 26, 2021.
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
Loan Forgiveness Income
During April 2020, we received $333 in loan proceeds through the Paycheck Protection Program Flexibility Act ("PPP"), established pursuant to the CARES Act. During our fiscal quarter ended September 30, 2020 we utilized the entire PPP Loan amount for expenses that met the qualifications for loan forgiveness and recorded the full amount of the loan within other income (expense) within our condensed consolidated statement of operations.
Other Income (Expense), net
    Other income (expense) for the nine months ended September 30, 2021 and September 30, 2020 was derived primarily from investment income earned from the Company's cash equivalents and investments offset by interest expense and investment management fees incurred during the period. Investment income recorded from U.S. federal treasury notes was negligible during the nine months ended September 30, 2021 due to their insignificant yield rates.
Liquidity and Capital Resources
Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government funded research grants and income earned on cash and investments.
Since our inception, we have incurred significant expenses related to our research, development and product commercialization efforts. With the exception of 2012, we have recorded losses since our initial founding, including the three and nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $383,151. Our unrestricted cash, cash equivalents and investments are held primarily for working capital purposes and as of September 30, 2021, totaled $18,522 compared to cash, cash equivalents and investments of $9,702 at December 31, 2020. As of September 30, 2021, we had restricted cash of $264, consisting of $229 held in connection with the lease agreement for our Woburn, Massachusetts facility and $35 held in connection with our corporate credit card program. As of September 30, 2021, we continued to have no outstanding debt.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal. Consequently, our investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of September 30, 2021, we were in compliance with this policy.
We anticipate net cash usage during 2021 within a range of $10,000 to $10,500 and estimate that our current cash resources will be sufficient to fund operations and meet our obligations, when due, into the second quarter of 2023. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our cash forecast, we expect that our present capital resources will be sufficient to fund our planned operations for at least that period of time. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. Our ability to continue operations after our current cash resources are exhausted will depend upon our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment.
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
Net cash used for operating activities during the nine months ended September 30, 2021 was $6,768, compared to net cash used for operating activities during the nine months ended September 30, 2020 of $6,670. Net cash used for operating activities during the nine months ended September 30, 2021 primarily reflects the net loss of $8,051, cash payments made to reduce the Company's lease liabilities of $338 and our payment of 2020 bonus compensation of $460 during early 2021. Non-cash charges offsetting a portion of the net loss include depreciation and amortization expense of $165, the Company's 401(k) matching contribution in common stock of $100, stock-based compensation expense of $1,175, and non-cash lease expense of $265. Net cash used for operating activities during the nine months ended September 30, 2020 was $6,670 and primarily reflects the net loss of $7,564 and cash payments made to reduce the Company's lease liabilities and to pay 2019 bonus compensation of $495 and $344, respectively. Non-cash expenses included in the net loss, included depreciation and amortization expense of $137, the loss recorded from the revaluation of our warrant liability of $957, losses from the disposal of fixed assets of $206, stock-based compensation expense of $506, and non-cash lease expense of $345.
Net cash of $2,229 was provided by investing activities during the nine months ended September 30, 2021, primarily as a result of our receiving proceeds of $6,250 from investments reaching maturity and converting into cash, partially offset by our purchase of $3,874 in new investments. During the nine months ended September 30, 2021, we also purchased $147 in laboratory and other equipment, including new plant growth chambers. During the nine months ended September 30, 2020, $3,125 in net cash was provided from investing activities and was primarily the net result of our purchase of $6,290 in new investments partially offset by cash proceeds of $3,197 from maturing investments.
Net cash of $15,746 was provided by financing activities during the nine months ended September 30, 2021, compared to net cash of $7,341 provided by financing activities during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company completed a public offering of 1,040,000 shares of its common stock at a price of $12.25 per share, receiving proceeds of $11,993 net of issuance costs of $747. Also during the nine months ended September 30, 2021, a total of 481,973 Series A and Series B warrants issued in the Company's November 2019 securities offering were exercised by warrant holders, providing $3,856 in cash proceeds. During the nine months ended September 30, 2020, we recorded cash proceeds of $1,658 from the exercise of 207,296 warrants. In addition, on August 26, 2020, we completed a public offering of 951,835 shares of our common stock at a public offering price of $4.25 per share, for gross proceeds of $4,045 before issuance costs of $425. Included in these issuance costs was $63 in outstanding costs that remained unpaid as of September 30, 2020. Also on August 26, 2020, we completed a separate but concurrent private placement offering of 396,450 shares of our common stock to certain existing shareholders at the same $4.25 price as the public offering noted above. The gross proceeds of this private placement were $1,685.
Recent Accounting Pronouncements
See Note 2, "Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On July 1, 2021, we issued 2,857 shares of common stock to participants in the Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act, as amended as exempted securities.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2021, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.  OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS.

3.1	Amended and Restated By-Laws, as amended, of the Registrant (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification (furnished herewith).

101.1	The following financial information from the Yield10 Bioscience, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, September 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations, Three and Nine Months Ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Loss, Three and Nine Months Ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Series B Convertible Preferred Stock and Stockholders' Equity, Three and Nine Months Ended September 30, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.

November 10, 2021	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2021	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)