Form 10-Q
period 2022-03-31
YIELD10 BIOSCIENCE, INC.
filed 2022-05-11
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of May 9, 2022 was 4,901,246.

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended March 31, 2022

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$2,128	$5,329
Short-term investments	10,614	10,661
Accounts receivable	124	164
Unbilled receivables	58	34
Prepaid expenses and other current assets	451	436
Total current assets	13,375	16,624
Restricted cash	264	264
Property and equipment, net	945	890
Right-of-use assets	2,259	2,354
Other assets	261	283
Total assets	$17,104	$20,415

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$24	$83
Accrued expenses	823	1,136
Current portion of lease liabilities	529	514
Total current liabilities	1,376	1,733
Lease liabilities, net of current portion	2,512	2,649
Other long-term liabilities	5	7
Total liabilities	3,893	4,389
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 60,000,000 shares authorized at March 31, 2022 and December 31, 2021; 4,893,403 and 4,881,851 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	49	49
Additional paid-in capital	402,817	402,283
Accumulated other comprehensive loss	(193)	(175)
Accumulated deficit	(389,462)	(386,131)
Total stockholders’ equity	13,211	16,026
Total liabilities and stockholders’ equity	$17,104	$20,415

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Grant revenue	$149	$196
Total revenue	149	196

Expenses:
Research and development	1,763	1,316
General and administrative	1,707	1,432
Total expenses	3,470	2,748
Loss from operations	(3,321)	(2,552)

Other income (expense):
Other income (expense), net	(1)	(1)
Total other income (expense)	(1)	(1)
Loss from operations before income taxes	(3,322)	(2,553)
Income tax provision	(9)	(8)
Net loss	$(3,331)	$(2,561)

Basic and diluted net loss per share	$(0.68)	$(0.60)
Number of shares used in per share calculations:
Basic and diluted	4,888,915	4,296,129

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss:	$(3,331)	$(2,561)
Other comprehensive loss
Change in unrealized (loss) gain on investments	(21)	1
Change in foreign currency translation adjustment, net of income tax	3	(1)
Total other comprehensive loss	(18)	—
Comprehensive loss	$(3,349)	$(2,561)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(3,331)	$(2,561)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	59	54
Charge for 401(k) company common stock match	45	44
Stock-based compensation	523	324
Non-cash lease expense	95	87
Deferred income tax provision	6	6
Changes in operating assets and liabilities:
Accounts receivable	40	47
Unbilled receivables	(24)	(93)
Prepaid expenses and other assets	(2)	(6)
Accounts payable	(59)	51
Accrued expenses	(330)	(480)
Lease liabilities	(122)	(109)
Other liabilities	(2)	(1)
Net cash used in operating activities	(3,102)	(2,637)

Cash flows from investing activities
Purchase of property and equipment	(114)	(101)
Purchase of investments	—	(869)
Proceeds from the maturity of short-term investments	26	3,000
Net cash (used in) provided by investing activities	(88)	2,030

Cash flows from financing activities
Proceeds from warrants exercised	—	3,856
Proceeds from public offering, net of issuance costs	—	11,993
Taxes paid on employees' behalf related to vesting of stock awards	(14)	(83)
Net cash (used in) provided by financing activities	(14)	15,766

Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	—

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,201)	15,159
Cash, cash equivalents and restricted cash at beginning of period	5,593	3,687
Cash, cash equivalents and restricted cash at end of period	$2,392	$18,846

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
(In thousands, except share amounts)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, December 31, 2021	4,881,851	$49	$402,283	$(175)	$(386,131)	$16,026
Stock-based compensation expense	—	—	523	—	—	523
Issuance of common stock for 401(k) match	5,074	—	25	—	—	25
Issuance of common stock for restricted stock units	6,478	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(14)	—	—	(14)
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(3,331)	(3,331)
Balance, March 31, 2022	4,893,403	$49	$402,817	$(193)	$(389,462)	$13,211

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, December 31, 2020	3,334,048	$33	$384,758	$(159)	$(375,100)	$9,532
Stock-based compensation expense	—	—	335	—	—	335
Issuance of common stock for 401(k) match	3,759	—	22	—	—	22
Issuance of common stock for warrant exercises	481,973	5	3,851	—	—	3,856
Issuance of common stock for restricted stock units	5,555	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(83)	—	—	(83)
Issuance of common stock in connection with stock offering, net of offering costs	1,040,000	11	11,982	—	—	11,993
Net loss	—	—	—	—	(2,561)	(2,561)
Balance, March 31, 2021	4,865,335	$49	$400,865	$(159)	$(377,661)	$23,094

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
UNAUDITED

(All dollar amounts, except share and per share amounts, are stated in thousands)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
    Yield10 Bioscience, Inc. ("Yield10" or the "Company") is an agricultural bioscience company that is developing the oilseed Camelina sativa ("Camelina") as a platform crop for large scale production of low carbon sustainable seed products to address:
•petroleum replacement markets, in which the Company is developing Camelina oil for use as a biofuel feedstock and PHA Bioplastics produced in Camelina seed for use as a biodegradable bioplastic; and
•food and nutrition markets, in which the Company is developing omega-3 (DHA+EPA) oils produced in Camelina seed for aquaculture, nutraceuticals and protein meal for animal feed markets.
Yield10 also plans to license yield and seed oil traits from the Company's pipeline to large seed companies for commercialization in major food crops, including corn, soybean and canola. Yield10 is headquartered in Woburn, Massachusetts and has an Oilseed Center of Excellence in Saskatoon, Saskatchewan, Canada.
    The accompanying condensed consolidated financial statements are presented in U.S. dollars, are unaudited, and have been prepared by Yield10 in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the financial position and results of operations for the interim periods ended March 31, 2022 and March 31, 2021.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2022.
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of a single year, the Company has recorded losses since its initial founding, including the three months ended March 31, 2022.
    As of March 31, 2022, the Company held unrestricted cash, cash equivalents and investments of $12,742. The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its condensed consolidated financial statements are issued. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional research grants or collaborative arrangements with third parties, as to which no assurance can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, management will be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down the Company's operations and pursue options for liquidating its remaining assets, including intellectual property and equipment. Based on our current cash forecast, we have determined that the Company's present capital resources will not be sufficient to fund its planned operations for at least one year from when these condensed consolidated financial statements are available to be issued, which raises substantial doubt as to the Company's ability to continue as a going concern. This forecast of cash resource is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors.

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
2. ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, including accounting standards set by the Financial Accounting Standards Board ("FASB"). The FASB sets GAAP that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codification ("ASC"). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions were eliminated, including transactions with its subsidiaries, Metabolix Oilseeds, Inc. ("MOI") and Yield10 Bioscience Securities Corp.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less at the date of purchase to be cash equivalents.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's unaudited condensed consolidated balance sheets included herein:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$2,128	$5,329
Restricted cash	264	264
Total cash, cash equivalents and restricted cash	$2,392	$5,593
Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $264 at March 31, 2022 and December 31, 2021 consists primarily of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.
Investments
The Company classifies investments purchased with an original maturity date of more than ninety days at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments. The Company classifies investments with a maturity date of greater than one year from the balance sheet date as long-term investments.
Other-than-temporary impairments of equity investments are recognized in the Company's unaudited condensed consolidated statements of operations if the Company has experienced a credit loss and has the intent to sell the investment or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Realized gains and losses, dividends, interest income and declines in value judged to be other-than-temporary credit losses are included in other income (expense). Any premium or discount arising at purchase is amortized and/or accreted to interest income.
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
Foreign Currency Translation
The functional currency for MOI is the Canadian dollar. Foreign denominated assets and liabilities of MOI are translated into U.S. dollars at the prevailing exchange rates in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheet. When the Company dissolves, sells all or substantially all of the assets of a consolidated foreign subsidiary, the cumulative translation gain or loss of that subsidiary is released from comprehensive income (loss) and included within its unaudited condensed consolidated statement of operations during the fiscal period when the dissolution or sale occurs.
Comprehensive Loss
Comprehensive loss is comprised of net loss and certain changes in stockholders' equity that are excluded from net loss. The Company includes unrealized gains and losses on debt securities and foreign currency translation adjustments in other comprehensive loss.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the unaudited condensed consolidated financial statements or in the Company's tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. The Company has historically invested its cash in highly rated money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments, when purchased, are acquired in accordance with the Company’s investment policy which establishes a concentration limit per issuer.
At March 31, 2022, 100% of the Company's accounts and unbilled receivables of $182 were due from Michigan State University ("MSU") for support to a Department of Energy ("DOE") funded grant under which the Company serves as a subcontractor. The Company believes these receivables have a low risk of default. At December 31, 2021, all of the Company's accounts and unbilled receivables of $198 were due from MSU for support to the DOE grant.

Fair Value Measurements
The carrying amounts of the Company's financial instruments as of March 31, 2022 and December 31, 2021, which include cash equivalents, restricted cash, accounts receivable, unbilled receivables, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 5 for further discussion on fair value measurements.

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
Grant Revenue
The Company's source of continuing revenue is from its government research grants, in which it serves as either the primary contractor or as a subcontractor. These grants are considered a central operation of the Company's business. Revenue is earned as research expenses related to the grants are incurred. Revenue earned on government grants, but not yet invoiced as of the balance sheet date, are recorded as unbilled receivables in the accompanying unaudited condensed consolidated balance sheets at March 31, 2022 and December 31, 2021. Funds received from government grants in advance of work being performed, if any, are recorded as deferred revenue until earned.
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

General and Administrative Expenses
The Company's general and administrative expense includes costs for salaries, employee benefits, facilities expenses, consulting and professional service fees, travel expenses, depreciation, stock-based compensation and office related expenses incurred to support the administrative, business development and the commercial operations of the Company.
Intellectual Property Costs
The Company includes all costs associated with the prosecution and maintenance of patents within general and administrative expenses in the Company's unaudited condensed consolidated statements of operations.
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
Recent Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. During the three months ended March 31, 2022, the Company did not adopt any new accounting guidance.
The following new pronouncement is not yet effective but may impact the Company's unaudited condensed consolidated financial statements in the future.
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
3. BASIC AND DILUTED NET LOSS PER SHARE
Basic net income loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method, as well as weighted shares outstanding of any potential (unissued) shares of common stock from restricted stock units. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. Common stock equivalents include stock options, restricted stock awards and warrants.
The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their antidilutive effect:

	As of March 31,
	2022	2021
Options	919,108	470,440
Restricted Stock Awards	54,250	18,862
Warrants	2,361,726	2,361,726
Total	3,335,084	2,851,028

4. INVESTMENTS
Investments consist of the following at March 31, 2022 and December 31, 2021:

	Accumulated Cost at March 31, 2022	Unrealized		Market Value at March 31, 2022
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$10,643	$—	$(29)	$10,614
Total	$10,643	$—	$(29)	$10,614

	Accumulated Cost at December 31, 2021	Unrealized		Market Value at December 31, 2021
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$10,669	$—	$(8)	$10,661
Total	$10,669	$—	$(8)	$10,661
All investments are classified as available for sale as of March 31, 2022 and December 31, 2021.
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
The Company’s financial assets classified as Level 2 at March 31, 2022 and December 31, 2021 were initially valued at the transaction price and subsequently valued utilizing third-party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2022 and December 31, 2021.
The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2022
Cash equivalents:
Money market funds	$1,394	$—	$—	$1,394
Short-term investments:
U.S. government and agency securities	—	10,614	—	10,614
Total assets	$1,394	$10,614	$—	$12,008

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
Cash equivalents:
Money market funds	$4,878	$—	$—	$4,878
Short-term investments:
U.S. government and agency securities	—	10,661	—	10,661
Total assets	$4,878	$10,661	$—	$15,539
There were no transfers of financial assets or liabilities between category levels during the three months ended March 31, 2022 and the three months ended March 31, 2021.
6. ACCRUED EXPENSES
Accrued expenses consisted of the following at:

	March 31, 2022	December 31, 2021
Employee compensation and benefits	$304	$452
Leased facilities	61	71
Professional services	185	264
Field trials and related expenses	73	97
Other	200	252
Total accrued expenses	$823	$1,136

7. STOCK-BASED COMPENSATION
Expense Information for Employee and Non-Employee Stock Awards
The Company recognized stock-based compensation expense related to stock awards, including awards to non-employees and members of the Board of Directors of $523 for the three months ended March 31, 2022 and $324 for the three months ended March 31, 2021. At March 31, 2022, there was approximately $4,422 of unvested awards not yet recognized as compensation expense.
The compensation expense related to unvested stock awards is expected to be recognized over a remaining weighted average period of 2.98 years.

Stock Options
A summary of option activity for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	722,765	$19.22
Granted	196,410	$4.04
Expired	(67)	$6,398.33
Outstanding at March 31, 2022	919,108	$15.51

Options exercisable at March 31, 2022	258,180	$35.84
In accordance with the terms of the Company's 2018 Stock Option and Incentive Plan ("2018 Stock Plan"), effective January 1, 2022 and January 1, 2021, Yield10's Board of Directors approved the addition of 244,092 shares and 166,702 shares, respectively, to the 2018 Stock Plan, which represented 5% of the Company's outstanding common stock on the day prior to the increase. At its annual meeting of stockholders on May 24, 2021, stockholders approved an amendment to the 2018 Stock Plan to add 300,000 more shares to the plan. As of March 31, 2022, 60,778 shares remain available to be awarded from the 2018 Stock Plan.
Restricted Stock Units
The Company records stock compensation expense for restricted stock units ("RSUs") on a straight-line basis over their requisite service period, which approximates the vesting period, based on each RSU's award date fair market value. As RSUs vest, the Company withholds a number of shares from its employees with an aggregate fair market value equal to the minimum tax withholding amount from the common stock issuable at the vest date. During the three months ended March 31, 2022, 9,430 employee RSUs vested, of which 2,952 common shares with a total market value of $13 were withheld to pay employee tax withholding.
A summary of RSU activity for the three months ended March 31, 2022 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2021	9,430
Awarded	54,250
Released	(9,430)
Outstanding at March 31, 2022	54,250	0.61

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

Maturity Analysis of Lease Liabilities
The Company's Woburn, Massachusetts facility is the only lease included in the Company's right-of-use assets and corresponding lease liabilities. No other active real estate or equipment leases fall within the scope of ASC 842. At March 31, 2022, the Company's lease liability related to its Woburn facility will mature as follows:

Year ended December 31,	Undiscounted Cash Flows
2022 (April to December)	$547
2023	749
2024	771
2025	793
2026	747
Total undiscounted future lease payments	3,607
Amount of lease payments representing interest	(566)
Total lease liabilities	$3,041
Short-term lease liability	$529
Long-term lease liability	$2,512
Quantitative Disclosure of Lease Costs

	Three Months Ended March 31,
	2022	2021
Lease cost:
Operating lease cost	$151	$151
Short-term lease cost	150	156
Sublease income	(142)	(173)
Total lease cost, net	$159	$134

Other information as of:	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	4.7	4.9
Weighted-average discount rate	7.25%	7.25%
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
In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The CJ sublease is coterminous with the Company's master lease and CJ will pay rent and operating expenses proportionate to the amounts payable to the landlord by the Company, as adjusted from time to time in accordance with the terms of the master lease. Future CJ sublease payments have not been presented as an offset to total undiscounted future lease payments of $3,607 shown in the lease maturity analysis table above. CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
The Company's wholly-owned subsidiary, MOI, located in Saskatoon, Saskatchewan, Canada, leases approximately 7,800 square feet of office, laboratory and greenhouse space located within Innovation Place at 410 Downey Road and within the research facility of National Research Council Canada located at 110 Gymnasium Place. None of the leases contain renewal or early termination options. MOI's leases for these facilities expire on various dates through September 2022.
9. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
Exclusive Collaboration Agreement with Rothamsted Research ("Rothamsted")
In November 2020, the Company signed an exclusive collaboration agreement with UK-based Rothamsted to support Rothamsted’s program to develop omega-3 oils in Camelina sativa. Under the agreement, Yield10 is providing Rothamsted with financial support for ongoing research including further DHA+EPA trait improvement, field testing and nutritional studies. The Company will pay Rothamsted quarterly research funding and option fees of $31 for two years totaling $250, of which $94 remains outstanding as of March 31, 2022. As part of the agreement, the Company has an exclusive two-year option to sign a global, exclusive or non-exclusive license agreement to the technology. The current agreement terminates automatically on its second anniversary unless terminated earlier in accordance with the terms of the agreement.
License Agreement with the University of Massachusetts ("UMASS")
Pursuant to a license agreement with UMASS dated as of June 30, 2015 and subsequently amended on April 13, 2021, the Company has an exclusive, worldwide license under certain patents and patent applications, including issued patents covering the Company's yield trait gene C3003, relating to the manufacture of plants with enhanced photosynthesis. The Company subsequently determined that the licensed technology has not adequately demonstrated value to date and therefore is no longer on a path to commercialization. As a result, UMASS and the Company amended the agreement effective May 2, 2022, to reduce future annual royalty payments to a minimum amount for the remaining term of the agreement while the Company continues to conduct basic research with the UMASS technology.
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

Guarantees
    As of March 31, 2022 and December 31, 2021, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2022 and December 31, 2021.
10. GEOGRAPHIC INFORMATION
The geographic distribution of the Company’s grant revenues and long-lived assets are summarized in the tables below. Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled.

	U.S.	Canada	Total
Three Months Ended March 31, 2022
Revenue	$149	$—	$149
Identifiable long-lived assets	$779	$166	$945

Three Months Ended March 31, 2021
Revenue	$157	$39	$196
Identifiable long-lived assets	$920	$48	$968
11. CAPITAL STOCK AND WARRANTS
Common Stock
Registered Public Offerings
    On February 3, 2021, the Company completed a public offering of 1,040,000 shares of its common stock at a public offering price of $12.25 per share for total gross proceeds of $12,740 before issuance costs of $747.
Preferred Stock
The Company's Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of $0.01 par value preferred stock.
Warrants
The following table summarizes information regarding outstanding warrants to purchase common stock as of March 31, 2022:

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
During the three months ended March 31, 2021, a combined total of 481,973 Series A and Series B warrants issued in the Company's November 2019 securities offering were exercised by warrant holders, providing $3,856 in cash proceeds. During the three months ended March 31, 2022, no warrants were exercised by warrant holders.
Reserved Shares
The following shares of common stock were reserved for future issuance upon exercise of stock options, vesting of RSUs and conversion of warrants:

	March 31, 2022	December 31, 2021
Stock Options	919,108	722,765
RSUs	54,250	9,430
Warrants	2,361,726	2,361,726
Total number of common shares reserved for future issuance	3,335,084	3,093,921

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
Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, these forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward-looking statements include, but are not limited to, statements concerning our business plans and strategies; expected future financial results and cash requirements; statements related to the coronavirus pandemic and its potential adverse impacts; the impact from the war in Ukraine and the resulting economic and other sanctions imposed on Russia; plans for obtaining additional funding; plans and expectations that depend on our ability to continue as a going concern; and plans for development and commercialization of our Yield10 technologies. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, risks related to the execution of our business plans and strategies, risks associated with the protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption "Risk Factors"

in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and in our other filings with the SEC.
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
During 2018, we entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Our participation under this five-year grant has been awarded incrementally on an annual basis with the first year commencing on September 15, 2017. Cumulative funding for this sub-award in the amount of $2,957 has been appropriated by the U.S. Congress through the final contractual year ending in September 2022. During the three months ended March 31, 2022, and March 31, 2021, we recognized $149 and $157 in grant revenue, respectively, from the sub-award.
As of March 31, 2022, proceeds of $361 remain to be recognized through the end of the final contractual year under our MSU sub-award as shown in the table below. This includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

Program Title	Funding Agency	Total Government Funded Appropriations	Total revenue recognized through March 31, 2022	Remaining amount to be recognized as of March 31, 2022	Contract/Grant Expiration
Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$2,957	$2,596	$361	September 2022
Funding from National Research Council Canada through its Industrial Research Assistance Program (NRC-IRAP) entitled "Innovation Assistance Program - Round 2.5"	National Research Council Canada	39	39	—	March 2021
Total		$2,996	$2,635	$361

Critical Accounting Estimates and Judgments
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based and performance-based compensation, measurement of right-of-use assets and lease liabilities, the recognition of lease expense and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2022, were consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	Change
Grant revenue	$149	$196	$(47)
Grant revenue was $149 and $196 for the three months ended March 31, 2022 and March 31, 2021, respectively.  All of the grant revenue recorded during the three months ended March 31, 2022 was derived from the Company's DOE sub-award with MSU. During the three months ended March 31, 2021, grant revenue of $157 and $39 was recognized from the DOE sub-award and the short-term NRC grant that was awarded in February 2021, respectively.
We anticipate that grant revenue will decrease during the year ended December 31, 2022 in comparison to the year ended December 31, 2021, as a result of lower grant appropriations remaining to be earned during the final contract year of our MSU sub-award that ends in September 2022. We currently cannot assess whether additional U.S. or Canadian government research grants will be awarded to us during 2022. Our forecast related to grant revenue is subject to change if we receive new grants or if our ability to earn revenue from our existing grant is negatively impacted by the COVID-19 pandemic.
Expenses

	Three Months Ended March 31,
	2022	2021	Change
Research and development expenses	$1,763	$1,316	$447
General and administrative expenses	1,707	1,432	275
Total expenses	$3,470	$2,748	$722
Research and Development Expenses
Research and development expenses increased from $1,316 during the three months ended March 31, 2021 to $1,763 during the three months ended March 31, 2022. The $447, or 34 percent increase, is primarily due to higher employee compensation and benefits, crop field trial expenses and third-party research services expenses. Employee compensation and benefits increased by $193 from $869 during the three months ended March 31, 2021 to $1,062 during the three months ended March 31, 2022, and is primarily the result of a $143 increase in payroll expenses generated from annual employee compensation increases and our hiring of additional staff during the middle of 2021. During the three months ended March 31, 2022, stock-based compensation (a non-cash expense) also increased by $51 due to additional employee stock awards issued during the past six months. Crop trial expense increased by $53 during the three months ended March 31, 2022 in comparison to the three months ended March 31, 2021, and is the result of the Company's expanded Camelina spring and winter field trials being conducted in the U.S., Canada, and Argentina. Third-party research services expense also increased by $89 during the three months ended March 31, 2022 in comparison to the three months ended March 31, 2021, and was primarily due to DNA sequencing and other analytical work being conducted for regulatory purposes.
Based on current planning and forecasting, we anticipate that our research and development expenses during the year ended December 31, 2022 will increase to levels above expenses incurred during the year ended December 31, 2021 as we continue our efforts to develop Camelina plant varieties for the following markets: feedstock oil for renewable diesel, PHA bioplastic, omega-3 oil for nutraceuticals and aquaculture and protein meal for animal feed. Our forecast related to research and development expense is subject to change and may be impacted by our ability to raise additional cash to support our planned operations, the potential impact of the COVID-19 pandemic or the advent of new third-party collaborations or other business opportunities that could alter our plans.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2022 and March 31, 2021 increased by $275 from $1,432 to $1,707. The 19 percent increase is primarily due to increases in employee compensation and benefits. Employee compensation expense increased by $254 from $645 during the three months ended March 31, 2021 to $899 during the three months ended March 31, 2022, and is primarily the result of a $106 increase in payroll expenses generated from annual employee compensation increases and our hiring of additional staff during 2021. During the three months ended March 31, 2022, stock-based compensation also increased by $148 due to additional employee stock awards issued during the past six months.
Based on current planning and forecasting, we anticipate that our general and administrative expenses during the year ended December 31, 2022 will increase to levels above expenses incurred during the year ended December 31, 2021. The change will primarily be the result of increased business development and seed operations activities for our Camelina plant varieties, including increases in employee compensation and benefits expense from recent and future personnel hiring, seed scale up operations and other early-stage commercial activities. Our forecast related to general and administrative expense is subject to change and may be impacted by our ability to raise additional cash to support our plans, the potential impact of the COVID-19 pandemic or new third-party collaborations or other business opportunities that could alter our plans.
Other Income (Expense), Net

	Three Months Ended March 31,
	2022	2021	Change
Other income (expense), net	$(1)	$(1)	—
Total other income (expense), net	$(1)	$(1)	$—
Other Income (Expense), net
    Other income (expense) for the three months ended March 31, 2022 and March 31, 2021 were derived primarily from investment income earned from the Company's cash equivalents and investments offset by interest expense and investment management fees incurred during the period.
Liquidity and Capital Resources
Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government funded research grants and income earned on cash and investments.
Since our inception, we have incurred significant expenses related to our research, development and product commercialization efforts. With the exception of 2012, we have recorded losses since our initial founding, including the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $389,462. Our unrestricted cash, cash equivalents and investments are held primarily for working capital purposes and as of March 31, 2022, totaled $12,742 compared to cash, cash equivalents and investments of $15,990 at December 31, 2021. As of March 31, 2022, we had restricted cash of $264, consisting of $229 held in connection with the lease agreement for our Woburn, Massachusetts facility and $35 held in connection with our corporate credit card program. As of March 31, 2022, we continued to have no outstanding debt.

Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal. Consequently, our investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of March 31, 2022, we were in compliance with this policy.
Material Cash Requirements
We currently anticipate net cash usage of $12,000 to $12,500 to fund operations during the full year of 2022, including our expanded research and development activities and our preparations for the future commercial launch of our Camelina products.
We routinely enter into contractual commitments with third parties to support our operating activities. The more significant of these commitments includes real estate operating leases for our office, laboratory and greenhouse facilities located in the U.S. and Canada. In addition, we typically enter into annual premium funding arrangements through our insurance broker that allows us to spread the payment of our directors' and officers' liability and other business insurance premiums over the terms of the policies. Our material commitments also include annual arrangements with third party growers located in North and South America for the execution of crop trials and seed scale-up activities to further our trait development goals and to progress the commercial development of our Camelina plant varieties. The aggregate cost of these contracted crop activities is substantial. From time-to-time, we also enter into exclusive research licensing and collaboration arrangements with third parties for the development of intellectual property related to trait development. These long-term agreements typically include initial licensing payments and future contingent milestone payments associated with regulatory filings and approvals as well as potential royalty payments based on future product sales. Generally, these licensing arrangements contain early termination provisions within the terms of the respective agreements.
The Company has no off-balance sheet arrangements as defined in Item 303(b) of Regulation S-K of the Securities Exchange Act of 1934.
Going Concern
We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are available to be issued. Based on our current cash forecast, we expect that our present capital resources will not be sufficient to fund our planned operations for at least that period of time, which raises substantial doubt as to the Company's ability to continue as a going concern. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. Our ability to continue operations after our current cash resources are exhausted will depend upon our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If additional funds are not available when required, we will be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment.
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
Cash Usage During the Three Months Ended March 31, 2022
Net cash used for operating activities during the three months ended March 31, 2022 was $3,102, compared to net cash used for operating activities during the three months ended March 31, 2021 of $2,637. Net cash used for operating activities during the three months ended March 31, 2022 primarily reflects the net loss of $3,331, cash payments made to reduce lease liabilities of $122 and our payment of 2021 bonus compensation of $378 during early 2022. Non-cash charges offsetting a portion of the net loss include depreciation and amortization expense of $59, our 401(k) matching contribution in common stock of $45, stock-based compensation expense of $523, and non-cash lease expense of $95. Net cash used for operating activities during the three months ended March 31, 2021 was $2,637 and primarily reflects the net loss of $2,561 and cash payments made to reduce lease liabilities and to pay 2020 bonus compensation of $109 and $460, respectively. Non-cash expenses included in the net loss, included depreciation and amortization expense of $54, stock-based compensation expense of $324, and non-cash lease expense of $87.
Net cash of $88 was used by investing activities during the three months ended March 31, 2022, primarily as a result of our purchase of $114 in laboratory equipment. During the three months ended March 31, 2021, $2,030 in net cash was provided from investing activities. During this first quarter of 2021, we purchased of $101 of laboratory equipment and $869 in new investments, offset by cash proceeds of $3,000 from maturing investments.
Net cash of $14 was used by financing activities during the three months ended March 31, 2022, compared to net cash of $15,766 provided by financing activities during the three months ended March 31, 2021. During the three months ended March 31, 2021, we completed a public offering of 1,040,000 shares of our common stock at a price of $12.25 per share, receiving proceeds of $12,740, before issuance costs of $747. Also, during the three months ended March 31, 2021, a total of 481,973 Series A and Series B warrants issued in our November 2019 securities offering were exercised by warrant holders, providing $3,856 in cash proceeds. During the three months ended March 31, 2022, no warrants were exercised by warrant holders.
Recent Accounting Pronouncements
See Note 2, "Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.
ITEM 1A.  RISK FACTORS.
The information presented below updates, and should be read in conjunction with risk factors in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 25, 2022.

Except as presented below, there were no other significant changes in the Company's risk factors during the quarter ended March 31, 2022.
The ongoing war between Russia and Ukraine may adversely affect our business, financial condition or results of operations.
In February 2022, Russia initiated a military offensive in Ukraine which has resulted in significant uncertainty in the commodities market. The scope, intensity, duration and outcome of the ongoing war, resulting sanctions and resulting future market disruptions is uncertain and its continuation or escalation may have a material adverse effect on our Company. Ukraine, and the Black Sea region in general, are a major exporter of wheat and corn to the world, and the disruption of supply could cause volatility in prices and margins of these commodities and related products. Ukraine is also the largest supplier of sun seed and sun oil in the world which cannot be completely replaced from other geographic regions. The conflict in Ukraine has created disruptions in global supply chains and is expected to create dislocations of key agricultural commodities. While Yield10 has no direct business operations or assets within either Ukraine or Russia, the Company's plans and operating results could be adversely affected by a number of factors, including the crop growing decisions made by farmers in the U.S., Canada and South America as a consequence of supply shortages and rising commodity prices. These rising prices may negatively impact our ability to contract suitable acreage for future crop trials or could delay our plans to commercialize Yield10's first Camelina plant varieties.
The risk of cybersecurity incidents has increased in connection with the ongoing war. For example, the war has been accompanied by cyberattacks against the Ukrainian government and other countries in the region. The proliferation of malware from the war into systems unrelated to the war, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia or U.S. support of Ukraine, could also adversely affect our operations. In accordance with industry standards, we insure ourselves against many types of risks, including cybersecurity risks. While this insurance may mitigate certain of the risks associated with the ongoing Ukraine-Russia war, our level of insurance may not cover all losses we could incur. The potential effects of these conditions could have a material adverse effect on our business, results of operations and financial condition.
We will continue to monitor this fluid situation and develop contingencies as necessary to address any disruptions to our business operations as they develop.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On January 3, 2022, we issued 5,074 shares of common stock to participants in the Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act, as amended as exempted securities.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2022, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.  OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (file herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.

May 11, 2022	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2022	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)