Form 10-Q
period 2022-06-30
YIELD10 BIOSCIENCE, INC.
filed 2022-08-10
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2022 was 4,914,121.

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended June 30, 2022

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$3,180	$5,329
Short-term investments	6,978	10,661
Accounts receivable	35	164
Unbilled receivables	28	34
Prepaid expenses and other current assets	483	436
Total current assets	10,704	16,624
Restricted cash	264	264
Property and equipment, net	895	890
Right-of-use assets	2,162	2,354
Other assets	248	283
Total assets	$14,273	$20,415

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$24	$83
Accrued expenses	1,059	1,136
Current portion of lease liabilities	544	514
Total current liabilities	1,627	1,733
Lease liabilities, net of current portion	2,375	2,656
Total liabilities	4,002	4,389
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 60,000,000 shares authorized at June 30, 2022 and December 31, 2021; 4,901,246 and 4,881,851 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	49	49
Additional paid-in capital	403,347	402,283
Accumulated other comprehensive loss	(220)	(175)
Accumulated deficit	(392,905)	(386,131)
Total stockholders’ equity	10,271	16,026
Total liabilities and stockholders’ equity	$14,273	$20,415

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Grant revenue	$103	$174	$252	$370
Total revenue	103	174	252	370

Expenses:
Research and development	2,016	1,651	3,779	2,967
General and administrative	1,523	1,604	3,230	3,036
Total expenses	3,539	3,255	7,009	6,003
Loss from operations	(3,436)	(3,081)	(6,757)	(5,633)

Other income (expense):
Other income (expense), net	2	—	1	(1)
Total other income (expense)	2	—	1	(1)
Loss from operations before income taxes	(3,434)	(3,081)	(6,756)	(5,634)
Income tax provision	(9)	(11)	(18)	(19)
Net loss	$(3,443)	$(3,092)	$(6,774)	$(5,653)

Basic and diluted net loss per share	$(0.70)	$(0.64)	$(1.38)	$(1.23)
Number of shares used in per share calculations:
Basic and diluted	4,900,298	4,868,156	4,894,638	4,583,723

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss:	$(3,443)	$(3,092)	$(6,774)	$(5,653)
Other comprehensive loss
Change in unrealized loss on investments	(1)	—	(22)	1
Change in foreign currency translation adjustment, net of income tax	(26)	6	(23)	5
Total other comprehensive income (loss)	(27)	6	(45)	6
Comprehensive loss	$(3,470)	$(3,086)	(6,819)	$(5,647)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(6,774)	$(5,653)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	128	108
Charge for 401(k) company common stock match	76	69
Stock-based compensation	1,011	739
Non-cash lease expense	192	175
Deferred income tax provision	19	14
Changes in operating assets and liabilities:
Accounts receivable	129	10
Unbilled receivables	6	(11)
Prepaid expenses and other assets	(37)	24
Accounts payable	(59)	41
Accrued expenses	(80)	(69)
Lease liabilities	(251)	(223)
Net cash used in operating activities	(5,640)	(4,776)

Cash flows from investing activities
Purchase of property and equipment	(133)	(136)
Purchase of investments	(710)	(3,891)
Proceeds from the maturity of short-term investments	4,371	5,250
Net cash provided by investing activities	3,528	1,223

Cash flows from financing activities
Proceeds from warrants exercised	—	3,856
Proceeds from public offering, net of issuance costs	—	11,993
Taxes paid on employees' behalf related to vesting of stock awards	(14)	(83)
Net cash (used in) provided by financing activities	(14)	15,766

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23)	5

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,149)	12,218
Cash, cash equivalents and restricted cash at beginning of period	5,593	3,687
Cash, cash equivalents and restricted cash at end of period	$3,444	$15,905

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
(In thousands, except share amounts)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, March 31, 2022	4,893,403	$49	$402,817	$(193)	$(389,462)	$13,211
Stock-based compensation expense	—	—	489	—	—	489
Issuance of common stock for 401(k) match	7,843	—	41	—	—	41
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(3,443)	(3,443)
Balance, June 30, 2022	4,901,246	$49	$403,347	$(220)	$(392,905)	$10,271

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, March 31, 2021	4,865,335	$49	$400,865	$(159)	$(377,661)	$23,094
Stock-based compensation expense	—	—	414	—	—	414
Issuance of common stock for 401(k) match	3,131	—	40	—	—	40
Effect of foreign currency translation and unrealized loss on investments	—	—	—	6	—	6
Net loss	—	—	—	—	(3,092)	(3,092)
Balance, June 30, 2021	4,868,466	$49	$401,319	$(153)	$(380,753)	$20,462

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, December 31, 2021	4,881,851	$49	$402,283	$(175)	$(386,131)	$16,026
Stock-based compensation expense	—	—	1,012	—	—	1,012
Issuance of common stock for 401(k) match	12,917	—	66	—	—	66
Issuance of common stock for restricted units	6,478	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(14)	—	—	(14)
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(6,774)	(6,774)
Balance, June 30, 2022	4,901,246	$49	$403,347	$(220)	$(392,905)	$10,271

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, December 31, 2020	3,334,048	$33	$384,758	$(159)	$(375,100)	$9,532
Stock-based compensation expense	—	—	749	—	—	749
Issuance of common stock for 401(k) match	6,890	—	62	—	—	62
Issuance of common stock for warrant exercises	481,973	5	3,851	—	—	3,856
Issuance of common stock for restricted units	5,555	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(83)	—	—	(83)
Issuance of common stock in connection with stock offering, net of offering costs	1,040,000	11	11,982	—	—	11,993
Effect of foreign currency translation and unrealized loss on investments	—	—	—	6	—	6
Net loss	—	—	—	—	(5,653)	(5,653)
Balance, June 30, 2021	4,868,466	$49	$401,319	$(153)	$(380,753)	$20,462

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
Yield10 also plans to license yield and seed oil traits from the Company's pipeline to large seed companies for commercialization in major food crops, including corn, soybean and canola. Yield10 is headquartered in Woburn, Massachusetts, and has an Oilseed Center of Excellence located in Saskatoon, Saskatchewan, Canada. Yield10's wholly-owned Canadian subsidiary, Metabolix Oilseeds Inc., changed its name to Yield10 Oilseeds Inc. ("YOI") effective July 12, 2022, in order to better align the name with the Company's branding.
    The accompanying condensed consolidated financial statements are presented in U.S. dollars, are unaudited, and have been prepared by Yield10 in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the financial position as of June 30, 2022 and December 31, 2021, and for the results of operations for the interim periods ended June 30, 2022 and June 30, 2021.
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
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of a single year, the Company has recorded losses since its initial founding, including the three and six months ended June 30, 2022.
    As of June 30, 2022, the Company held unrestricted cash, cash equivalents and investments of $10,158. The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its condensed consolidated financial statements are issued. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional research grants or collaborative arrangements with third parties, as to which no assurance can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, management will be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down the Company's operations and pursue options for liquidating its remaining assets, including intellectual property and equipment. Based on our current cash forecast, we have determined that the Company's present capital resources will not be sufficient to fund its planned operations for at least one year from when these condensed consolidated financial statements are available to be issued, which raises substantial doubt as to the Company's ability to continue as a going concern. This forecast of cash resource is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors.

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
In February 2022, Russia initiated a military offensive in Ukraine which has resulted in significant uncertainty in the commodities market. The scope, intensity, duration and outcome of the ongoing war, resulting sanctions and resulting future market disruptions is uncertain and its continuation or escalation may have a material adverse effect on the Company. Ukraine, and the Black Sea region in general, are a major exporter of wheat and corn to the world, and the disruption of supply could cause volatility in prices and margins of these commodities and related products. Ukraine is also the largest supplier of sun seed and sun oil in the world which cannot be completely replaced from other geographic regions. The conflict in Ukraine has created disruptions in global supply chains and is expected to create dislocations of key agricultural commodities. While Yield10 has no direct business operations or assets within either Ukraine or Russia, the Company's plans and operating results could be adversely affected by a number of factors, including the crop growing decisions made by farmers in the U.S., Canada and South America as a consequence of supply shortages and rising commodity prices. These rising prices may negatively impact the Company's ability to contract suitable acreage for future crop trials or could delay its plans to commercialize Yield10's first Camelina plant varieties.
The Company’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates and overall economic conditions and uncertainties. For instance, in July 2022, the U.S. Bureau of Labor Statistics reported that the Consumer Price Index for All Urban Consumers increased 9.1 percent, the largest 12-month increase since the 12-month period ending November 1981. If the inflation rate continues to increase, for example due to increases in the costs of labor and supplies, it will affect the Company's expenses and it might make it difficult for the Company to continue its research and development. Inflation could also adversely affect the ability of growers to enter into and fulfill their obligations under Camelina grain production agreements with the Company.
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
2. ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, including accounting standards set by the Financial Accounting Standards Board ("FASB"). The FASB sets GAAP that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codification ("ASC"). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions were eliminated, including transactions with its subsidiaries, YOI and Yield10 Bioscience Securities Corp.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less at the date of purchase to be cash equivalents.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's unaudited condensed consolidated balance sheets included herein:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$3,180	$5,329
Restricted cash	264	264
Total cash, cash equivalents and restricted cash	$3,444	$5,593
Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $264 at June 30, 2022 and December 31, 2021 consists primarily of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.
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
Foreign Currency Translation
The functional currency for YOI is the Canadian dollar. Foreign denominated assets and liabilities of YOI are translated into U.S. dollars at the prevailing exchange rates in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheet. When the Company dissolves, sells all or substantially all of the assets of a consolidated foreign subsidiary, the cumulative translation gain or loss of that subsidiary is released from comprehensive income (loss) and included within its unaudited condensed consolidated statement of operations during the fiscal period when the dissolution or sale occurs.
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
At June 30, 2022, all of the Company's accounts and unbilled receivables of $63 were due from Michigan State University ("MSU") for support to a Department of Energy ("DOE") funded grant under which the Company serves as a subcontractor. The Company believes these receivables have a low risk of default. At December 31, 2021, all of the Company's accounts and unbilled receivables of $198 were due from MSU for support to the DOE grant.

Fair Value Measurements
The carrying amounts of the Company's financial instruments as of June 30, 2022 and December 31, 2021, which include cash equivalents, restricted cash, accounts receivable, unbilled receivables, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 5 for further discussion on fair value measurements.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Repairs and maintenance are charged to operating expense as incurred. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets once they are placed in service as follows:

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
Grant Revenue
The Company's source of continuing revenue is from its government research grants, in which it serves as either the primary contractor or as a subcontractor. These grants are considered a central operation of the Company's business. Revenue is earned as research expenses related to the grants are incurred. Revenue earned on government grants, but not yet invoiced as of the balance sheet date, are recorded as unbilled receivables in the accompanying unaudited condensed consolidated balance sheets at June 30, 2022 and December 31, 2021. Funds received from government grants in advance of work being performed, if any, are recorded as deferred revenue until earned.
Research and Development
All costs associated with internal research and development are expensed as incurred. Research and development expenses include, among others, direct costs for salaries, employee benefits, subcontractors, crop trials, regulatory activities, facility related expenses, depreciation, and stock-based compensation. Costs incurred for seed multiplication and processing are included within research and development expense until the Company completes its transition to established commercial operations, at which time these costs are expected to be recorded within inventory. Costs incurred in connection with government research grants are recorded as research and development expense.
General and Administrative Expenses
The Company's general and administrative expense includes costs for salaries, employee benefits, facilities expenses, consulting and professional service fees, travel expenses, depreciation, stock-based compensation and office related expenses incurred to support the administrative and business development of the Company.
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. This ASU requires annual disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the nature of the transactions and the form in which assistance has been received, (2) the accounting policy applied, and (3) the balance sheet and income statement line items that are affected by the transactions, and the amounts applicable to each financial statement line item. This ASU is effective for annual periods beginning after December 15, 2021. The adoption of this standard has not materially impacted the Company’s condensed consolidated financial statements in 2022.
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
The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their antidilutive effect:

	As of June 30,
	2022	2021
Options	949,884	531,946
Restricted Stock Awards	54,250	18,862
Warrants	1,290,273	2,361,726
Total	2,294,407	2,912,534

4. INVESTMENTS
Investments consist of the following at June 30, 2022 and December 31, 2021:

	Accumulated Cost at June 30, 2022	Unrealized		Market Value at June 30, 2022
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$7,008	$—	$(30)	$6,978
Total	$7,008	$—	$(30)	$6,978

	Accumulated Cost at December 31, 2021	Unrealized		Market Value at December 31, 2021
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$10,669	$—	$(8)	$10,661
Total	$10,669	$—	$(8)	$10,661
All investments are classified as available for sale as of June 30, 2022 and December 31, 2021.

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
The Company’s financial assets classified as Level 2 at June 30, 2022 and December 31, 2021 were initially valued at the transaction price and subsequently valued utilizing third-party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2022 and December 31, 2021.
The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2022
Cash equivalents:
Money market funds	$2,061	$—	$—	$2,061
Short-term investments:
U.S. government and agency securities	—	6,978	—	6,978
Total assets	$2,061	$6,978	$—	$9,039

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
Cash equivalents:
Money market funds	$4,878	$—	$—	$4,878
Short-term investments:
U.S. government and agency securities	—	10,661	—	10,661
Total assets	$4,878	$10,661	$—	$15,539
There were no transfers of financial assets between category levels during the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021.

6. ACCRUED EXPENSES
Accrued expenses consisted of the following at:

	June 30, 2022	December 31, 2021
Employee compensation and benefits	$381	$452
Leased facilities	61	71
Professional services	267	264
Field trials and related expenses	215	97
Other	135	252
Total accrued expenses	$1,059	$1,136

7. STOCK-BASED COMPENSATION
Expense Information for Employee and Non-Employee Stock Awards
The Company recognized stock-based compensation expense related to stock awards, including awards to non-employees and members of the Board of Directors of $488 and $1,011 for the three and six months ended June 30, 2022 and $415 and $739 for the three and six months ended June 30, 2021. At June 30, 2022, there was approximately $4,009 of unvested awards not yet recognized as compensation expense.
The compensation expense related to unvested stock awards is expected to be recognized over a remaining weighted average period of 2.80 years.
Stock Options
A summary of option activity for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	722,765	$19.22
Granted	227,224	$3.85
Expired	(105)	$5,849.14
Outstanding at June 30, 2022	949,884	$14.90

Options exercisable at June 30, 2022	318,699	$30.12
In accordance with the terms of the Company's 2018 Stock Option and Incentive Plan ("2018 Stock Plan"), effective January 1, 2022 and January 1, 2021, Yield10's Board of Directors approved the addition of 244,092 shares and 166,702 shares, respectively, to the 2018 Stock Plan, which represented 5% of the Company's outstanding common stock on the day prior to each increase. At its annual meeting of stockholders on May 24, 2021, stockholders approved an amendment to the 2018 Stock Plan to add 300,000 more shares to the plan. As of June 30, 2022, 29,964 shares remain available to be awarded from the 2018 Stock Plan.
Restricted Stock Units
The Company records stock compensation expense for restricted stock units ("RSUs") on a straight-line basis over their requisite service period, which approximates the vesting period, based on each RSU's award date fair market value. As RSUs vest, the Company withholds a number of shares from its employees with an aggregate fair market value equal to the minimum tax withholding amount from the common stock issuable at the vest date. During the six months ended June 30, 2022, 9,430 employee RSUs vested, of which 2,952 common shares with a total market value of $13 were withheld to pay employee tax withholding.

A summary of RSU activity for the six months ended June 30, 2022 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2021	9,430
Awarded	54,250
Released	(9,430)
Outstanding at June 30, 2022	54,250	0.36

8. LEASES
Maturity Analysis of Lease Liabilities
The Company's Woburn, Massachusetts facility is the only lease included in the Company's right-of-use assets and corresponding lease liabilities. No other active real estate or equipment leases fall within the scope of ASC 842. At June 30, 2022, the Company's lease liability related to its Woburn facility will mature as follows:

Year ended December 31,	Undiscounted Cash Flows
2022 (July to December)	$367
2023	749
2024	771
2025	793
2026	747
Total undiscounted future lease payments	3,427
Amount of lease payments representing interest	(512)
Total lease liabilities	$2,915
Short-term lease liability	$544
Long-term lease liability	$2,371
Quantitative Disclosure of Lease Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease cost:
Operating lease cost	$151	$151	$303	$303
Short-term lease cost	183	169	332	326
Sublease income	(153)	(146)	(295)	(320)
Total lease cost, net	$181	$174	$340	$309

Other information as of:	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	4.4	4.9
Weighted-average discount rate	7.25%	7.25%
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
In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The CJ sublease is coterminous with the Company's master lease and CJ will pay rent and operating expenses proportionate to the amounts payable to the landlord by the Company, as adjusted from time to time in accordance with the terms of the master lease. Future CJ sublease payments have not been presented as an offset to total undiscounted future lease payments of $3,427 shown in the lease maturity analysis table above. CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
The Company's wholly-owned subsidiary, YOI, located in Saskatoon, Saskatchewan, Canada, leases approximately 7,800 square feet of office, laboratory and greenhouse space located within Innovation Place at 410 Downey Road and within the research facility of National Research Council Canada located at 110 Gymnasium Place. None of the leases contain renewal or early termination options. YOI's leases for these facilities expire on various dates through May 2023.
9. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
Exclusive Collaboration Agreement with Rothamsted Research ("Rothamsted")
In November 2020, the Company signed an exclusive collaboration agreement with UK-based Rothamsted to support Rothamsted’s program to develop omega-3 oils in Camelina sativa. Under the agreement, Yield10 is providing Rothamsted with financial support for ongoing research including further DHA+EPA trait improvement, field testing and nutritional studies. The Company is paying Rothamsted quarterly research funding and option fees of $31 for two years totaling $250, of which $63 remains outstanding as of June 30, 2022. As part of the agreement, the Company has an exclusive two-year option to sign a global, exclusive or non-exclusive license agreement to the technology. The current agreement terminates automatically on its second anniversary unless terminated earlier in accordance with the terms of the agreement.
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

Guarantees
    As of June 30, 2022 and December 31, 2021, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2022 and December 31, 2021.
10. GEOGRAPHIC INFORMATION
The geographic distribution of the Company’s grant revenues and long-lived assets are summarized in the tables below. Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled.

	U.S.	Canada	Total
Three Months Ended June 30, 2022
Revenue	$103	$—	$103
Three Months Ended June 30, 2021
Revenue	$174	$—	$174
Six Months Ended June 30, 2022
Revenue	$252	$—	$252
Six Months Ended June 30, 2021
Revenue	$331	$39	$370

Identifiable long-lived assets
June 30, 2022	$752	$143	$895
June 30, 2021	$896	$53	$949
11. CAPITAL STOCK AND WARRANTS
Common Stock
Registered Public Offerings
    On February 3, 2021, the Company completed a public offering of 1,040,000 shares of its common stock at a public offering price of $12.25 per share for total gross proceeds of $12,740 before issuance costs of $747.
Preferred Stock
The Company's Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of $0.01 par value preferred stock.
Warrants
The following table summarizes information regarding outstanding warrants to purchase common stock as of June 30, 2022:

Issuance	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price Per Share of Common Stock	Expiration Date
November 2019 Public Offering - Series B	395,528	$8.00	May 19, 2027
November 2019 Private Placement - Series B	718,750	$8.00	May 19, 2027
December 2017 Public Offering - Series A	160,975	$90.00	December 21, 2022
July 2017 Registered Direct Offering	14,270	$201.60	January 7, 2024
Consultant	750	$116.00	September 11, 2024
Total	1,290,273
Effective May 19, 2022, 1,071,453 Series A warrants issued in the Company's November 2019 public and private securities offerings expired in accordance with the terms of the respective purchase agreement under which the securities had been issued. During the six months ended June 30, 2021, a combined total of 481,973 Series A and Series B warrants issued in the Company's November 2019 securities offering were exercised by warrant holders, providing $3,856 in cash proceeds. During the six months ended June 30, 2022, no warrants were exercised by warrant holders.
Reserved Shares
The following shares of common stock were reserved for future issuance upon exercise of stock options, vesting of RSUs and conversion of warrants:

	June 30, 2022	December 31, 2021
Stock Options	949,884	722,765
RSUs	54,250	9,430
Warrants	1,290,273	2,361,726
Total number of common shares reserved for future issuance	2,294,407	3,093,921

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
We intend to begin small scale commercial Camelina grain production this fall for the renewable diesel market. Currently, we are using third-party growers for seed multiplication of our winter Camelina plant varieties. These plants will be harvested this summer and shipped to a commercial seed conditioner for processing and packaging before being provided to farmers for planting later this fall. Yield10's commercial team is in the process of establishing an initial grower network for this first production of Camelina grain that will be harvested in the spring of 2023 and sold to renewable diesel manufacturers. We anticipate that future acreage under contract for the production of Camelina grain will expand over time as we increase our grower network and ramp up commercial operations for both spring and winter growing seasons.
Yield10 is headquartered in Woburn, Massachusetts and has an Oilseed Center of Excellence in Saskatoon, Saskatchewan, Canada.
Government Grants
On February 26, 2021, Yield10 Oilseeds Inc. ("YOI"), the Company’s wholly-owned Canadian research subsidiary, received a research grant through the Industrial Research Assistance Program administered by National Research Council Canada ("NRC"). The objective of the grant was to provide financial research assistance to innovative, early-stage small and medium-sized enterprises. Under the terms of the agreement, NRC agreed to contribute up to a maximum of $39 for payroll costs incurred by YOI during the period from December 20, 2020 to March 13, 2021. During the first quarter of 2021, YOI submitted claims for eligible payroll costs and recognized grant revenue for the full amount of the award.
During 2018, we entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Our participation under this five-year grant has been awarded incrementally on an annual basis with the first year commencing on September 15, 2017. Cumulative funding for this sub-award in the amount of $2,957 has been appropriated by the U.S. Congress through the final contractual year ending in September 2022. During the three and six months ended June 30, 2022, we recognized $103 and $252, respectively, from the sub-award. During the three and six months ended June 30, 2021, we recognized $174 and $331 in grant revenue, respectively, from the sub-award.
As of June 30, 2022, proceeds of $258 remain to be recognized through the end of the final contractual year under our MSU sub-award as shown in the table below. This includes amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

Program Title	Funding Agency	Total Government Funded Appropriations	Total revenue recognized through June 30, 2022	Remaining amount to be recognized as of June 30, 2022	Contract/Grant Expiration
Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$2,957	$2,699	$258	September 2022
Funding from National Research Council Canada through its Industrial Research Assistance Program (NRC-IRAP) entitled "Innovation Assistance Program - Round 2.5"	National Research Council Canada	39	39	—	March 2021
Total		$2,996	$2,738	$258
Critical Accounting Estimates and Judgments
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based and performance-based compensation, measurement of right-of-use assets and lease liabilities, the recognition of lease expense and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022, were consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022	2021	Change
Grant revenue	$103	$174	$(71)
Grant revenue was $103 and $174 for the three months ended June 30, 2022 and June 30, 2021, respectively.  All of the grant revenue recorded during these two periods was derived from the Company's DOE sub-award with MSU. Grant revenue was lower during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as a result of allocating greater resources to support other Camelina research and development initiatives.
We anticipate that grant revenue will decrease during the year ended December 31, 2022 in comparison to the year ended December 31, 2021, as a result of lower grant appropriations remaining to be earned during the final contract year of our MSU sub-award that ends in September 2022. We currently cannot assess whether additional U.S. or Canadian government research grants will be awarded to us during 2022. We plan to begin contracting with growers for small scale Camelina grain production this fall to supply the renewable diesel fuel market. Harvest of this first commercial grain production is expected to occur in the spring of 2023, at which time we anticipate that we will begin to recognize grain revenue in amounts scaled to the number of acres under contract. Future grain revenues will be based, among other things, on our ability to scale up commercial seed production, engage with growers and enter into offtake agreements with customers in the renewable diesel market.

Expenses

	Three Months Ended June 30,
	2022	2021	Change
Research and development expenses	$2,016	$1,651	$365
General and administrative expenses	1,523	1,604	(81)
Total expenses	$3,539	$3,255	$284
Research and Development Expenses
Research and development expenses increased from $1,651 during the three months ended June 30, 2021 to $2,016 during the three months ended June 30, 2022. The $365, or 22 percent increase, is primarily due to higher employee compensation and benefit expenses and costs associated with pre-commercial Camelina seed production. Employee compensation and benefits increased by $150 from $943 during the three months ended June 30, 2021 to $1,093 during the three months ended June 30, 2022, and was primarily the result of a $200 increase in payroll expense generated from annual employee compensation increases and our hiring of additional staff during 2021 and early 2022. Offsetting a portion of this increase in payroll expense was a reduction in recruiting-related expenses of $85 incurred during the three months ended June 30, 2021 that did not recur during the three months ended June 30, 2022. During the three months ended June 30, 2022, we incurred $128 in expense for pre-commercial Camelina seed production, including seed multiplication, cleaning, treatment and storage costs. We did not have similar expenses during the three months ended June 30, 2021.
Based on current planning and forecasting, we anticipate that our research and development expenses during the year ended December 31, 2022 will continue at levels above those incurred during the year ended December 31, 2021, as we continue our efforts to develop and commercialize Camelina plant varieties for the following markets: feedstock oil for renewable diesel, PHA bioplastics, omega-3 oil for nutraceuticals and aquaculture fish feed and as a protein meal to be used in animal feed markets. The increased expenses will include employee compensation and benefits from recent and future personnel hiring, seed scale up operations and pre-commercial Camelina activities. Our forecast related to research and development expense is subject to change and may be impacted by our ability to raise additional cash to support our planned operations, the potential impact of the COVID-19 pandemic or the advent of new third-party collaborations or other business opportunities that could alter our plans.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2022 and June 30, 2021 decreased by $81 from $1,604 to $1,523. The 5 percent decrease is primarily due to reductions in professional legal and accounting fees related to patent filings and maintenance as well as corporate tax services provided by outside firms.
Based on current planning and forecasting, we anticipate that our general and administrative expenses during the year ended December 31, 2022 will be slightly higher than expenses incurred during the year ended December 31, 2021. Our forecast related to general and administrative expense is subject to change and may be impacted by our ability to raise additional cash to support our plans, the potential impact of the COVID-19 pandemic or new third-party collaborations or other business opportunities that could alter our plans.
Other Income (Expense), Net

	Three Months Ended June 30,
	2022	2021	Change
Other income (expense), net	$2	$—	$2
Other Income (Expense), net
    Other income (expense) for the three months ended June 30, 2022 and June 30, 2021 were derived primarily from investment income earned from the Company's cash equivalents and investments offset by interest expense and investment management fees incurred during the period.

Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
	2022	2021	Change
Grant revenue	$252	$370	$(118)
Grant revenue was $252 and $370 for the six months ended June 30, 2022 and June 30, 2021, respectively.  All of the grant revenue recorded during the six months ended June 30, 2022 was derived from the Company's DOE sub-award with MSU. During the six months ended June 30, 2021, grant revenue of $331 and $39 was recognized from the DOE sub-award and the short-term NRC grant that was awarded in February 2021, respectively.
Expenses

	Six Months Ended June 30,
	2022	2021	Change
Research and development expenses	$3,779	$2,967	$812
General and administrative expenses	3,230	3,036	194
Total expenses	$7,009	$6,003	$1,006
Research and Development Expenses
Research and development expenses increased from $2,967 during the six months ended June 30, 2021 to $3,779 during the six months ended June 30, 2022. The $812, or 27 percent year-to-date increase, is primarily due to higher employee compensation and benefits, third-party research services, costs associated with pre-commercial Camelina seed production, and facility-related expenses. Employee compensation and benefits increased by $343 from $1,812 during the six months ended June 30, 2021 to $2,155 during the six months ended June 30, 2022. The increase is primarily the result of a $324 increase in payroll expenses generated from annual employee compensation increases, our hiring of additional staff during 2021 and 2022. Recruiting related expenses were $110 lower during the six months ended June 30, 2022 than in the first six months of 2021. Third-party research service expense also increased by $185 during the six months ended June 30, 2022 in comparison to the six months ended June 30, 2021, and was primarily the result of work performed for crop trials, Camelina plant variety improvements, DNA sequencing and other analytical work undertaken for regulatory purposes. During the six months ended June 30, 2022, we also incurred $128 in expense for pre-commercial Camelina seed production, including seed multiplication, cleaning, treatment and storage costs. We did not have similar expenses during the six months ended June 30, 2021.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2022 and June 30, 2021 increased by $194 from $3,036 to $3,230. The 6 percent year-to-date increase is primarily due to increases in employee compensation and benefits expenses. Employee compensation and benefits expense increased by $211 from $1,358 during the six months ended June 30, 2021 to $1,569 during the six months ended June 30, 2022, and is primarily the result of a $101 increase in payroll expenses generated from annual employee compensation increases and our hiring of additional staff during 2021. During the six months ended June 30, 2022, stock-based compensation also increased by $186 due to employee stock awards issued during the past year. Recruiting expenses were down $43 during the six months ended June 30, 2022 compared to the first six months of 2021.
Other Income (Expense), Net

	Six Months Ended June 30,
	2022	2021	Change
Other income (expense), net	$1	$(1)	$2

Other Income (Expense), net
    Other income (expense) for the six months ended June 30, 2022 and June 30, 2021 were derived primarily from investment income earned from the Company's cash equivalents and investments offset by interest expense and investment management fees incurred during the period.
Liquidity and Capital Resources
Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government funded research grants and income earned on cash and investments.
Since our inception, we have incurred significant expenses related to our research, development and product commercialization efforts. With the exception of 2012, we have recorded losses since our initial founding, including the three and six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $392,905. Our unrestricted cash, cash equivalents and investments are held primarily for working capital purposes and as of June 30, 2022, totaled $10,158 compared to cash, cash equivalents and investments of $15,990 at December 31, 2021. As of June 30, 2022, we had restricted cash of $264, consisting of $229 held in connection with the lease agreement for our Woburn, Massachusetts facility and $35 held in connection with our corporate credit card program. As of June 30, 2022, we continued to have no outstanding debt.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal. Consequently, our investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of June 30, 2022, we were in compliance with this policy.
Material Cash Requirements
We currently anticipate net cash usage of $12,000 to $12,500 to fund operations during the full year 2022, including our expanded research and development activities and our preparations for the future commercial launch of our Camelina products.
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
Cash Usage During the Six Months Ended June 30, 2022
Net cash used for operating activities during the six months ended June 30, 2022 was $5,640, compared to net cash used for operating activities during the six months ended June 30, 2021 of $4,776. Net cash used for operating activities during the six months ended June 30, 2022 primarily reflects the net loss of $6,774, cash payments made to reduce lease liabilities of $251 and our payment of 2021 bonus compensation of $378 during early 2022. Non-cash charges offsetting a portion of the net loss include depreciation and amortization expense of $128, our 401(k) matching contribution in common stock of $76, stock-based compensation expense of $1,011, and non-cash lease expense of $192. Net cash used for operating activities during the six months ended June 30, 2021 was $4,776 and primarily reflects the net loss of $5,653, cash payments made to reduce lease liabilities and to pay 2020 bonus compensation of $223 and $460, respectively. Non-cash charges offsetting a portion of the net loss included depreciation and amortization expense of $108, our 401(k) matching contribution in common stock of $69, stock-based compensation expense of $739, and non-cash lease expense of $175.
Net cash of $3,528 was provided by investing activities during the six months ended June 30, 2022, primarily as a result of receiving proceeds of $4,371 from investments reaching maturity and converting into cash, partially offset by our purchase of $710 in new investments. During the six months ended June 30, 2022, we also purchased $133 in laboratory equipment. During the six months ended June 30, 2021, $1,223 in net cash was provided from investing activities. During the six months of 2021, we purchased of $136 of laboratory equipment and $3,891 in new investments, offset by cash proceeds of $5,250 from maturing investments.
Net cash of $14 was used by financing activities during the six months ended June 30, 2022, compared to net cash of $15,766 provided by financing activities during the six months ended June 30, 2021. During the six months ended June 30, 2021, we completed a public offering of 1,040,000 shares of our common stock at a price of $12.25 per share, receiving proceeds of $12,740, before issuance costs of $747. Also, during the six months ended June 30, 2021, a total of 481,973 Series A and Series B warrants issued in our November 2019 securities offering were exercised by warrant holders, providing $3,856 in cash proceeds. During the six months ended June 30, 2022, no warrants were exercised by warrant holders.
Recent Accounting Pronouncements
See Note 2, "Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.
ITEM 1A.  RISK FACTORS.
There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 25, 2022, as amended and supplemented by the risk factors described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 11, 2022.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On July 1, 2022, we issued 12,875 shares of common stock to participants in the Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act as exempted securities.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2022, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
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

YIELD10 BIOSCIENCE, INC.

August 10, 2022	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2022	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)