Form 10-Q
period 2022-09-30
YIELD10 BIOSCIENCE, INC.
filed 2022-11-14
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2022 was 4,944,202.

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended September 30, 2022

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$3,922	$5,329
Short-term investments	3,483	10,661
Accounts receivable	37	164
Unbilled receivables	39	34
Prepaid expenses and other current assets	414	436
Total current assets	7,895	16,624
Restricted cash	264	264
Property and equipment, net	840	890
Right-of-use assets	2,063	2,354
Other assets	210	283
Total assets	$11,272	$20,415

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$104	$83
Accrued expenses	1,163	1,136
Current portion of lease liabilities	559	514
Total current liabilities	1,826	1,733
Lease liabilities, net of current portion	2,226	2,656
Total liabilities	4,052	4,389
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 60,000,000 shares authorized at September 30, 2022 and December 31, 2021; 4,933,288 and 4,881,851 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	49	49
Additional paid-in capital	403,799	402,283
Accumulated other comprehensive loss	(234)	(175)
Accumulated deficit	(396,394)	(386,131)
Total stockholders’ equity	7,220	16,026
Total liabilities and stockholders’ equity	$11,272	$20,415

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Grant revenue	$111	$92	$363	$462
Total revenue	111	92	363	462

Expenses:
Research and development	2,083	1,636	5,862	4,603
General and administrative	1,518	1,547	4,748	4,583
Total expenses	3,601	3,183	10,610	9,186
Loss from operations	(3,490)	(3,091)	(10,247)	(8,724)

Other income (expense):
Gain on investment in related party	—	700	—	700
Other income (expense), net	10	(1)	11	(2)
Total other income (expense)	10	699	11	698
Loss from operations before income taxes	(3,480)	(2,392)	(10,236)	(8,026)
Income tax provision	(9)	(6)	(27)	(25)
Net loss	$(3,489)	$(2,398)	$(10,263)	$(8,051)

Basic and diluted net loss per share	$(0.71)	$(0.49)	$(2.09)	$(1.72)
Number of shares used in per share calculations:
Basic and diluted	4,924,606	4,873,248	4,904,737	4,681,292

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss:	$(3,489)	$(2,398)	$(10,263)	$(8,051)
Other comprehensive loss
Change in unrealized loss on investments	20	—	(2)	1
Change in foreign currency translation adjustment, net of income tax	(34)	(17)	(57)	(12)
Total other comprehensive loss	(14)	(17)	(59)	(11)
Comprehensive loss	$(3,503)	$(2,415)	$(10,322)	$(8,062)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(10,263)	$(8,051)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	197	165
Charge for 401(k) company common stock match	111	100
Stock-based compensation	1,458	1,175
Non-cash lease expense	291	265
Deferred income tax provision	37	24
Changes in operating assets and liabilities:
Accounts receivable	127	62
Unbilled receivables	(5)	(19)
Prepaid expenses and other assets	52	60
Accounts payable	21	(15)
Accrued expenses	17	(192)
Lease liabilities	(385)	(342)
Net cash used in operating activities	(8,342)	(6,768)

Cash flows from investing activities
Purchase of property and equipment	(154)	(147)
Purchase of investments	(1,195)	(3,874)
Proceeds from the maturity of short-term investments	8,371	6,250
Net cash provided by investing activities	7,022	2,229

Cash flows from financing activities
Proceeds from warrants exercised	—	3,856
Proceeds from public offering, net of issuance costs	—	11,993
Taxes paid on employees' behalf related to vesting of stock awards	(37)	(103)
Net cash (used in) provided by financing activities	(37)	15,746

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(50)	(12)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,407)	11,195
Cash, cash equivalents and restricted cash at beginning of period	5,593	3,687
Cash, cash equivalents and restricted cash at end of period	$4,186	$14,882

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
(In thousands, except share amounts)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, June 30, 2022	4,901,246	$49	$403,347	$(220)	$(392,905)	$10,271
Stock-based compensation expense	—	—	446	—	—	446
Issuance of common stock for 401(k) match	12,875	—	29	—	—	29
Issuance of common stock for restricted stock units	19,167	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(23)	—	—	(23)
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(3,489)	(3,489)
Balance, September 30, 2022	4,933,288	$49	$403,799	$(234)	$(396,394)	$7,220

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, June 30, 2021	4,868,466	$49	$401,319	$(153)	$(380,753)	$20,462
Stock-based compensation expense	—	—	436	—	—	436
Issuance of common stock for 401(k) match	2,857	—	24	—	—	24
Issuance of common stock for restricted stock units	6,664	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(19)	—	—	(19)
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(2,398)	(2,398)
Balance, September 30, 2021	4,877,987	$49	$401,760	$(170)	$(383,151)	$18,488

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, December 31, 2021	4,881,851	$49	$402,283	$(175)	$(386,131)	$16,026
Stock-based compensation expense	—	—	1,458	—	—	1,458
Issuance of common stock for 401(k) match	25,792	—	95	—	—	95
Issuance of common stock for restricted stock units	25,645	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(37)	—	—	(37)
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(10,263)	(10,263)
Balance, September 30, 2022	4,933,288	$49	$403,799	$(234)	$(396,394)	$7,220

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, December 31, 2020	3,334,048	$33	$384,758	$(159)	$(375,100)	$9,532
Stock-based compensation expense	—	—	1,185	—	—	1,185
Issuance of common stock for 401(k) match	9,747	—	86	—	—	86
Issuance of common stock for warrant exercises	481,973	5	3,851	—	—	3,856
Issuance of common stock for restricted stock units	12,219	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(102)	—	—	(102)
Issuance of common stock in connection with stock offering, net of offering costs	1,040,000	11	11,982	—	—	11,993
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(8,051)	(8,051)
Balance, September 30, 2021	4,877,987	$49	$401,760	$(170)	$(383,151)	$18,488

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
    Yield10 Bioscience, Inc. ("Yield10" or the "Company") is an agricultural bioscience company that is developing the oilseed Camelina sativa ("Camelina") as a platform crop for large scale production of low carbon sustainable seed products to address:
•petroleum replacement markets, in which the Company is developing Camelina oil for use as a biofuel feedstock and PHA Bioplastics produced in Camelina seed for use as a biodegradable bioplastic; and
•food and nutrition markets, in which the Company is developing omega-3 (EPA, DHA+EPA) oils produced in Camelina seed for aquaculture, nutraceuticals and protein meal for animal feed markets.
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
    The accompanying condensed consolidated financial statements are presented in U.S. dollars, are unaudited, and have been prepared by Yield10 in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the financial position as of September 30, 2022 and December 31, 2021, and for the results of operations for the interim periods ended September 30, 2022 and September 30, 2021.
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
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of a single year, the Company has recorded losses since its initial founding, including the three and nine months ended September 30, 2022.
    As of September 30, 2022, the Company held unrestricted cash, cash equivalents and investments of $7,405. The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its condensed consolidated financial statements are issued. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional research grants or collaborative arrangements with third parties, as to which no assurance can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, management will be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down the Company's operations and pursue options for liquidating its remaining assets, including intellectual property and equipment. Based on the Company's current cash forecast, management has determined that the Company's present capital resources will not be sufficient to fund its planned operations for at least one year from when these condensed consolidated financial statements are available to be issued, which raises substantial doubt as to the Company's ability to continue as a going concern. This forecast of cash resource is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors.

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
The Company’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates and overall economic conditions and uncertainties. For instance, for the twelve months ended September 30, 2022, the U.S. Bureau of Labor Statistics reported that the Consumer Price Index for All Urban Consumers increased 8.2 percent. If the inflation rate continues to increase, for example due to increases in the costs of labor and supplies, it will affect the Company's expenses and it might make it more expensive for the Company to continue its research and development. Inflation could also adversely affect the ability of growers to enter into and fulfill their obligations under Camelina grain production agreements with the Company.
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
2. ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, including accounting standards set by the Financial Accounting Standards Board ("FASB"). The FASB sets GAAP that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the unaudited condensed consolidated financial statements are to the ASC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions were eliminated, including transactions with its subsidiaries, YOI and Yield10 Bioscience Securities Corp.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less at the date of purchase to be cash equivalents.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's unaudited condensed consolidated balance sheets included herein:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$3,922	$5,329
Restricted cash	264	264
Total cash, cash equivalents and restricted cash	$4,186	$5,593
Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $264 at September 30, 2022 and December 31, 2021 consists primarily of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.
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
At September 30, 2022, all of the Company's accounts and unbilled receivables of $76 were due from Michigan State University ("MSU") for support to a Department of Energy ("DOE") funded grant under which the Company serves as a subcontractor. The Company believes these receivables have a low risk of default. At December 31, 2021, all of the Company's accounts and unbilled receivables of $198 were due from MSU for support to the DOE grant.

Fair Value Measurements
The carrying amounts of the Company's financial instruments as of September 30, 2022 and December 31, 2021, which include cash equivalents, restricted cash, accounts receivable, unbilled receivables, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 5 for further discussion on fair value measurements.
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
Grant Revenue
The Company's source of continuing revenue is from its government research grants, in which it serves as either the primary contractor or as a subcontractor. These grants are considered a central operation of the Company's business. Revenue is earned as research expenses related to the grants are incurred. Revenue earned on government grants, but not yet invoiced as of the balance sheet date, are recorded as unbilled receivables in the accompanying unaudited condensed consolidated balance sheets at September 30, 2022 and December 31, 2021. Funds received from government grants in advance of work being performed, if any, are recorded as deferred revenue until earned.
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
The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their antidilutive effect:

	As of September 30,
	2022	2021
Options	953,787	716,619
Restricted Stock Awards	27,123	9,430
Warrants	1,290,273	2,361,726
Total	2,271,183	3,087,775

4. INVESTMENTS
Investments consist of the following at September 30, 2022 and December 31, 2021:

	Accumulated Cost at September 30, 2022	Unrealized		Market Value at September 30, 2022
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$3,493	$—	$(10)	$3,483
Total	$3,493	$—	$(10)	$3,483

	Accumulated Cost at December 31, 2021	Unrealized		Market Value at December 31, 2021
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$10,669	$—	$(8)	$10,661
Total	$10,669	$—	$(8)	$10,661
All investments are classified as available for sale as of September 30, 2022 and December 31, 2021.

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
The Company’s financial assets classified as Level 2 at September 30, 2022 and December 31, 2021 were initially valued at the transaction price and subsequently valued utilizing third-party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2022 and December 31, 2021.
The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2022
Cash equivalents:
Money market funds	$2,594	$—	$—	$2,594
Short-term investments:
U.S. government and agency securities	—	3,483	—	3,483
Total assets	$2,594	$3,483	$—	$6,077

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
Cash equivalents:
Money market funds	$4,878	$—	$—	$4,878
Short-term investments:
U.S. government and agency securities	—	10,661	—	10,661
Total assets	$4,878	$10,661	$—	$15,539
There were no transfers of financial assets between category levels during the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021.

6. ACCRUED EXPENSES
Accrued expenses consisted of the following at:

	September 30, 2022	December 31, 2021
Employee compensation and benefits	$386	$452
Leased facilities	61	71
Professional services	237	264
Field trials and related expenses	342	97
Other	137	252
Total accrued expenses	$1,163	$1,136

7. STOCK-BASED COMPENSATION
Expense Information for Employee and Non-Employee Stock Awards
The Company recognized stock-based compensation expense related to stock awards, including awards to non-employees and members of the Board of Directors, of $447 and $1,458 for the three and nine months ended September 30, 2022, respectively, and $436 and $1,175 for the three and nine months ended September 30, 2021, respectively. At September 30, 2022, there was approximately $3,567 of unvested awards not yet recognized as compensation expense.
The compensation expense related to unvested stock awards is expected to be recognized over a remaining weighted average period of 2.58 years.
Stock Options
A summary of option activity for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	722,765	$19.22
Granted	233,086	3.83
Exercised	—	—
Forfeited	(1,859)	7.55
Expired	(205)	4,816.86
Outstanding at September 30, 2022	953,787	$14.45

Options exercisable at September 30, 2022	377,807	$25.59
In accordance with the terms of the Company's 2018 Stock Option and Incentive Plan ("2018 Stock Plan"), effective January 1, 2022 and January 1, 2021, Yield10's Board of Directors approved the addition of 244,092 shares and 166,702 shares, respectively, to the 2018 Stock Plan, which represented 5% of the Company's outstanding common stock on the day prior to each increase. At its annual meeting of stockholders on May 24, 2021, stockholders approved an amendment to the 2018 Stock Plan to add 300,000 more shares to the plan. As of September 30, 2022, 25,961 shares remain available to be awarded from the 2018 Stock Plan.
Restricted Stock Units
The Company records stock compensation expense for restricted stock units ("RSUs") on a straight-line basis over their requisite service period, which approximates the vesting period, based on each RSU's award date fair market value. As RSUs vest, the Company withholds a number of shares from its employees with an aggregate fair market value equal to the minimum tax withholding amount from the common stock issuable at the vest date. During the nine months ended September 30, 2022, 36,557 employee RSUs vested, of which 10,912 common shares with a total market value of $34 were withheld to pay employee tax withholding.

A summary of RSU activity for the nine months ended September 30, 2022 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2021	9,430
Awarded	54,250
Released	(36,557)
Outstanding at September 30, 2022	27,123	0.36

8. LEASES
Maturity Analysis of Lease Liabilities
The Company's Woburn, Massachusetts facility is the only lease included in the Company's right-of-use assets and corresponding lease liabilities. No other active real estate or equipment leases fall within the scope of ASC 842. At September 30, 2022, the Company's lease liability related to its Woburn facility will mature as follows:

Year ended December 31,	Undiscounted Cash Flows
2022 (October to December)	$183
2023	749
2024	771
2025	793
2026	747
Total undiscounted future lease payments	3,243
Amount of lease payments representing interest	(460)
Total lease liabilities	$2,783
Short-term lease liability	$559
Long-term lease liability	$2,224
Quantitative Disclosure of Lease Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost:
Operating lease cost	$151	$151	$454	$454
Short-term lease cost	177	171	509	497
Sublease income	(155)	(148)	(450)	(468)
Total lease cost, net	$173	$174	$513	$483

Other information as of:	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	4.2	4.9
Weighted-average discount rate	7.25%	7.25%
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
In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The CJ sublease is coterminous with the Company's master lease and CJ will pay rent and operating expenses proportionate to the amounts payable to the landlord by the Company, as adjusted from time to time in accordance with the terms of the master lease. Future CJ sublease payments have not been presented as an offset to total undiscounted future lease payments of $3,243 shown in the lease maturity analysis table above. CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
The Company's wholly-owned subsidiary, YOI, located in Saskatoon, Saskatchewan, Canada, leases approximately 8,600 square feet of office, laboratory and greenhouse space located within Innovation Place at 410 Downey Road and within the research facility of National Research Council Canada located at 110 Gymnasium Place. None of the leases contain renewal or early termination options. YOI's leases for these facilities expire on various dates through May 2023.
9. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
Exclusive Collaboration Agreement with Rothamsted Research ("Rothamsted")
In November 2020, the Company signed an exclusive collaboration agreement with UK-based Rothamsted to support Rothamsted’s program to develop omega-3 oils in Camelina sativa. Under the agreement, Yield10 is providing Rothamsted with financial support for ongoing research including further EPA, DHA+EPA trait improvement, field testing and nutritional studies. The Company is paying Rothamsted quarterly research funding and option fees of $31 for two years totaling $250, of which $31 remained outstanding as of September 30, 2022. As part of the agreement, the Company had an exclusive two-year option to sign a global, exclusive or non-exclusive license agreement to the technology. In November 2022, Yield10 and Rothamsted agreed to extend the collaboration agreement, including the license option, without additional funding support, through December 31, 2023.
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
Guaranteed Minimum Payments to Growers.
As an incentive for growers located in Canada and the U.S. to enter into Camelina commercial grain production contracts with the Company for the 2022/2023 winter season, Yield10 has offered minimum guaranteed payments per acre that reduce a grower's risk of financial loss. These minimum payments are conditional upon a grower fulfilling their contractual responsibilities and are reduced by the price of Yield10's Camelina planting seed and the contractual price that the Company will pay for the actual amount of grain that is harvested. Although the Company anticipates that the payment of these guaranteed amounts will not be required under normal growing conditions, for the 2022/2023 winter season the maximum amount of these grain production guarantees approximates $320.

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
Guarantees
    As of September 30, 2022 and December 31, 2021, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2022 and December 31, 2021.
10. LICENSE AGREEMENTS
In September 2017, the Company granted a license to Bayer to evaluate the Company's novel C3003 and C3004 yield traits in soybean. Under this license, Bayer has the non-exclusive right to begin work with C3003 in its soybean program as a strategy to improve seed yield. Bayer may also conduct research with the Company's C3004 yield trait, a trait accessible through genome editing, in combination with C3003 to evaluate the effectiveness of the combination in improving seed yield in soybean. In August 2019, the Company expanded the license with Bayer to include a new discovery related to the Company's C3004 yield trait gene.
In September 2018, the Company granted a four-year, non-exclusive license, as amended, to Forage Genetics International, LLC, a subsidiary of Land O'Lakes, Inc., to evaluate five of the Company's novel traits in forage sorghum. The traits included in the research license include C3003 as well as four traits from the Company's GRAIN platform; C4001, C4002, C4003 and C4029. In September 2022, the license terminated in accordance with its terms.
In October 2019, the Company granted a non-exclusive license to J. R. Simplot ("Simplot"), to evaluate three of the Company's novel traits in potato. Under the license agreement, Simplot plans to conduct research with the yield traits C3003, C3004 and C4001 within its research and development program as a strategy to improve crop performance and sustainability. In September 2022, the Company and Simplot amended the license agreement in order to extend it for a fourth year.
In August 2020, the Company entered into a non-exclusive research agreement with GDM ("GDM"), a company specializing in plant genetics, to evaluate novel traits in soybean. Under the terms of the agreement, GDM is working with the Company's yield traits within its research and development program as a strategy to improve soybean yield performance and sustainability. The research agreement includes three novel yield traits in the first phase with the potential to expand the program to more traits in the future.
None of these research arrangements provides significant licensing revenue to the Company while the third parties perform trait evaluations.

11. GEOGRAPHIC INFORMATION
The geographic distribution of the Company’s grant revenues and long-lived assets are summarized in the tables below. Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled.

	U.S.	Canada	Total
Three Months Ended September 30, 2022
Revenue	$111	$—	$111
Three Months Ended September 30, 2021
Revenue	$92	$—	$92
Nine Months Ended September 30, 2022
Revenue	$363	$—	$363
Nine Months Ended September 30, 2021
Revenue	$423	$39	$462

Identifiable long-lived assets
September 30, 2022	$722	$118	$840
September 30, 2021	$850	$53	$903
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
Warrants
The following table summarizes information regarding outstanding warrants to purchase common stock as of September 30, 2022:

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
Effective May 19, 2022, 1,071,453 Series A warrants issued in the Company's November 2019 public and private securities offerings expired in accordance with the terms of the respective purchase agreement under which the securities had been issued. During the nine months ended September 30, 2021, a combined total of 481,973 Series A and Series B warrants issued in the Company's November 2019 securities offering were exercised by warrant holders, providing $3,856 in cash proceeds. During the nine months ended September 30, 2022, no warrants were exercised by warrant holders.

Reserved Shares
The following shares of common stock were reserved for future issuance upon exercise of stock options, vesting of RSUs and conversion of warrants:

	September 30, 2022	December 31, 2021
Stock Options	953,787	722,765
RSUs	27,123	9,430
Warrants	1,290,273	2,361,726
Total number of common shares reserved for future issuance	2,271,183	3,093,921

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
Overview
    Yield10 Bioscience, Inc. ("Yield10" or the "Company") is an agricultural bioscience company that is developing the oilseed Camelina sativa ("Camelina") as a platform crop for large scale production of low carbon sustainable seed products to address:
•petroleum replacement markets, in which we are developing Camelina oil for use as a biofuel feedstock and PHA Bioplastics produced in Camelina seed for use as a biodegradable bioplastic; and
•food and nutrition markets, in which we are developing omega-3 (EPA, DHA+EPA) oils produced in Camelina seed for aquaculture, nutraceuticals and protein meal for animal feed markets.

Our commercial plan is based on developing and releasing a series of proprietary elite Camelina seed varieties incorporating genetic traits from our development pipeline which offer improved on-farm performance that we anticipate will lead to increased acreage adoption and grain product revenue. We also plan to create additional value for our shareholders by licensing yield and seed oil traits from our pipeline to large seed companies for commercialization in major food crops, including corn, soybean and canola.
We have initiated small scale commercial Camelina grain production this fall for the renewable diesel market using third-party growers for seed multiplication of our winter Camelina plant varieties. These plants were harvested this past summer and shipped to a commercial seed conditioner for processing and packaging before being provided to farmers for planting. Yield10's commercial team is in the process of establishing an initial grower network for this first production of Camelina grain that will be harvested in the summer of 2023. We plan to sell this grain harvest into the renewable diesel market. We anticipate that future acreage under contract for the production of Camelina grain will expand over time as we increase our grower network and ramp up commercial operations for both spring and winter growing seasons.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates and overall economic conditions and uncertainties. For instance, for the twelve months ended September 30, 2022, the U.S. Bureau of Labor Statistics reported that the Consumer Price Index for All Urban Consumers increased 8.2 percent. If the inflation rate continues to increase, for example due to increases in the costs of labor and supplies, it will affect our expenses and it might make it more expensive for us to continue our research and development. Inflation could also adversely affect the ability of growers to enter into and fulfill their obligations under Camelina grain production agreements with us.
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
During 2018, we entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Our participation under this five-year grant has been awarded incrementally on an annual basis with the first year commencing on September 15, 2017. Cumulative funding for this sub-award for the full grant amount of $2,957 was appropriated by the U.S. Congress through the contractual year ending in September 2022. During the three and nine months ended September 30, 2022, we recognized $111 and $363, respectively, from the sub-award. During the three and nine months ended September 30, 2021, we recognized $92 and $423 in grant revenue, respectively, from the sub-award.
As of September 30, 2022, proceeds of $146 remain to be recognized under our MSU sub-award as shown in the table below. During June 2022, the parties amended the sub-award to extend its termination date to September 14, 2023, allowing Yield10 time to utilize the remaining grant funds. These remaining contractual funds include amounts for reimbursement to our subcontractors, as well as reimbursement for our employees’ time, benefits and other expenses related to future performance.

Program Title	Funding Agency	Total Government Funded Appropriations	Total revenue recognized through September 30, 2022	Remaining amount to be recognized as of September 30, 2022	Contract/Grant Expiration
Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$2,957	$2,811	$146	September 2023
Funding from National Research Council Canada through its Industrial Research Assistance Program (NRC-IRAP) entitled "Innovation Assistance Program - Round 2.5"	National Research Council Canada	39	39	—	March 2021
Total		$2,996	$2,850	$146

Critical Accounting Estimates and Judgments
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based and performance-based compensation, measurement of right-of-use assets and lease liabilities, the recognition of lease expense and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022, were consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022	2021	Change
Grant revenue	$111	$92	$19
Grant revenue was consistent at $111 and $92 for the three months ended September 30, 2022 and September 30, 2021, respectively.  All of the grant revenue recorded during these two periods was derived from the Company's DOE sub-award with MSU.
We anticipate that grant revenue will decrease during the year ended December 31, 2022 in comparison to the year ended December 31, 2021, as a result of lower grant appropriations remaining to be earned from the final appropriation of our MSU sub-award that was originally scheduled to end in September 2022. During the three months ended September 30, 2022, the MSU sub-award was amended to extend the termination date through September 2023 in order to utilize remaining funds of $146 available from the final contract year. We currently cannot assess whether additional U.S. or Canadian government research grants will be awarded to us during the next year.
We have contracted with growers in Canada and the U.S. for small scale Camelina winter grain production this fall, for approximately 1,000 acres, to supply the renewable diesel fuel market. Harvest of this first winter commercial grain production is expected to occur in the summer of 2023, at which time we anticipate that we may begin to recognize grain revenue in amounts scaled to the grain yield and the number of acres under contract. Future grain revenues will be based, among other things, on our ability to scale up commercial seed production, engage with growers and enter into offtake agreements with customers in the renewable diesel market.
Expenses

	Three Months Ended September 30,
	2022	2021	Change
Research and development expenses	$2,083	$1,636	$447
General and administrative expenses	1,518	1,547	(29)
Total expenses	$3,601	$3,183	$418
Research and Development Expenses
Research and development expenses increased from $1,636 during the three months ended September 30, 2021 to $2,083 during the three months ended September 30, 2022. The $447, or 27 percent increase, is primarily due to higher employee compensation and benefit expenses and costs associated with crop trials and pre-commercial Camelina seed production. Employee compensation and benefits increased by $157 from $865 during the three months ended September 30, 2021 to $1,022 during the three months ended September 30, 2022, and was primarily the result of a $127 increase in payroll expense generated from annual employee compensation increases and our hiring of research and development staff. During the three months ended September 30, 2022, we incurred $124 in expense for pre-commercial Camelina seed production, including seed multiplication, cleaning, treatment and storage costs. We did not incur similar expenses during the three months ended September 30, 2021. Crop trial expense increased by $104 during the three months ended September 30, 2022 as a result of greater fieldwork being conducted to evaluate Camelina plant varieties, including the development of herbicide tolerant Camelina plant varieties.
Based on current planning and forecasting, we anticipate that our research and development expenses during the years ended December 31, 2022 and December 31, 2023 will continue at levels above those incurred during the year ended December 31, 2021, as we continue our efforts to develop and commercialize Camelina plant varieties for the following markets: feedstock oil for renewable diesel, PHA bioplastics, omega-3 oil for nutraceuticals and aquaculture fish feed and as a protein meal to be used in animal feed markets. The increased expenses will include employee compensation and benefits from recent and future personnel hiring, seed scale up operations and pre-commercial Camelina production activities. Our forecast related to research and development expense is subject to change and may be impacted by our ability to raise additional cash to support our planned operations, the potential impact of the COVID-19 pandemic or the advent of new third-party collaborations or other business opportunities that could alter our plans.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2022 and September 30, 2021 remained consistent, decreasing by $29, or 2%, from $1,547 to $1,518.
Based on current planning and forecasting, we expect that our general and administrative expenses during the year ended December 31, 2022 will remain slightly higher than expenses incurred during the previous year. We also anticipate that our general and administrative expenses will increase modestly during the year ended December 31, 2023, as we ramp up support for our Camelina commercial operations. Our forecast related to these expenses is subject to change and may be impacted by our ability to raise additional cash to support our plans, the potential impact of the COVID-19 pandemic or new third-party collaborations or other business opportunities that could alter our plans.
Other Income (Expense), Net

	Three Months Ended September 30,
	2022	2021	Change
Gain on investment in related party	$—	$700	$(700)
Other income (expense), net	10	(1)	11
Total other income (expense), net	$10	$699	$(689)
Gain on Investment in Related Party
During 1999, Yield10 entered into a technology sublicense agreement with Tepha, Inc. ("Tepha"), a privately held related party engaged in the development of medical products. Yield10 received 648,149 shares of Series A Convertible Preferred Stock of Tepha ("Tepha Shares") during 2002 as consideration for outstanding license payments due to Yield10 totaling $700. During 2005, the Company determined the value of the Tepha Shares was impaired resulting in their write off through a charge to other income (expense). In May 2021, the board of directors of Tepha approved and authorized the merger of Tepha with Becton Dickinson Global Holdings, Inc. ("Becton Dickinson") and on July 26, 2021, Yield10 received cash consideration of $700 in exchange for the surrender of its Tepha Shares upon the closing of the sale of Tepha to Becton Dickinson. As a result, the Company recorded the $700 as a gain on investment in related party within other income (expense) during the three months ended September 30, 2021.
Other Income (Expense), net
    Other income (expense) for the three months ended September 30, 2022 and September 30, 2021 were derived primarily from investment income earned from the Company's cash equivalents and investments offset by interest expense and investment management fees incurred during the period.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,
	2022	2021	Change
Grant revenue	$363	$462	$(99)
Grant revenue was $363 and $462 for the nine months ended September 30, 2022 and September 30, 2021, respectively.  All of the grant revenue recorded during the nine months ended September 30, 2022 was derived from the Company's DOE sub-award with MSU. During the nine months ended September 30, 2021, grant revenue of $423 and $39 was recognized from the DOE sub-award and the short-term NRC grant that was awarded in February 2021, respectively.
Expenses

	Nine Months Ended September 30,
	2022	2021	Change
Research and development expenses	$5,862	$4,603	$1,259
General and administrative expenses	4,748	4,583	165
Total expenses	$10,610	$9,186	$1,424
Research and Development Expenses
Research and development expenses increased from $4,603 during the nine months ended September 30, 2021 to $5,862 during the nine months ended September 30, 2022. The $1,259, or 27 percent year-to-date increase, is primarily due to higher employee compensation and benefits expenses, expanded crop trial costs, higher third-party research services and costs associated with pre-commercial Camelina seed production. Employee compensation and benefits increased by $499 from $2,677 during the nine months ended September 30, 2021 to $3,176 during the nine months ended September 30, 2022. The increase is primarily the result of a $451 increase in payroll charges generated from annual employee compensation increases and our hiring of additional staff. Stock-based employee compensation expense also increased by $93 during the nine months ended September 30, 2022 due to employee stock options awarded in the past year. Lower recruiting related expenses of $110 offset a portion of these increased employee related expenses. Crop trial expense increased by $145 during the nine months ended September 30, 2022 in comparison to the same nine months of the previous year and primarily stems from our evaluation of Camelina plant varieties, including those demonstrating herbicide tolerance. Third-party research services increased by $167 during the nine months ended September 30, 2022 in comparison to the nine months ended September 30, 2021, and is the result of DNA sequencing and other analytical work undertaken for regulatory purposes. During the nine months ended September 30, 2022, we also incurred $252 in charges for pre-commercial Camelina seed production, including seed multiplication, cleaning, treatment and storage costs. We did not have similar expenses during the nine months ended September 30, 2021.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2022 and September 30, 2021 increased by $165 from $4,583 to $4,748. The 4 percent year-to-date increase is primarily due to increases in employee compensation and benefits expenses. Employee compensation and benefits expense increased by $209 from $2,069 during the nine months ended September 30, 2021 to $2,278 during the nine months ended September 30, 2022, and is primarily the result of a $108 increase in payroll expenses generated from annual employee compensation increases and our hiring of additional staff. During the nine months ended September 30, 2022, stock-based compensation also increased by $190 due to employee stock awards issued during the past year. Recruiting expenses were down $86 during the nine months ended September 30, 2022 compared to the first nine months of 2021.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2022	2021	Change
Gain on investment in related party	$—	$700	$(700)
Other income (expense), net	11	(2)	13
Total expenses	$11	$698	$(687)
Gain on Investment in Related Party
In May 2021, the board of directors of Tepha, a related party, approved and authorized the sale of Tepha to Becton Dickinson Global Holdings, Inc. The merger closed on July 21, 2021 and Yield10 received cash consideration of $700 for the surrender of its Tepha Shares. As a result, the Company recorded the $700 as a gain on investment in related party within other income (expense) during the three months ended September 30, 2021.
Other Income (Expense), net
    Other income (expense) for the nine months ended September 30, 2022 and September 30, 2021 were derived primarily from investment income earned from the Company's cash equivalents and investments offset by interest expense and investment management fees incurred during the period.
Liquidity and Capital Resources
Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government funded research grants and income earned on cash and investments.
Since our inception, we have incurred significant expenses related to our research, development and product commercialization efforts. With the exception of 2012, we have recorded losses since our initial founding, including the three and nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $396,394. Our unrestricted cash, cash equivalents and investments are held primarily for working capital purposes and as of September 30, 2022, totaled $7,405 compared to cash, cash equivalents and investments of $15,990 at December 31, 2021. As of September 30, 2022, we had restricted cash of $264, consisting of $229 held in connection with the lease agreement for our Woburn, Massachusetts facility and $35 held in connection with our corporate credit card program. As of September 30, 2022, we continued to have no outstanding debt.
Our management is currently evaluating different strategies to obtain the required funding for our operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, licensing and/or collaboration arrangements and strategic alternatives with third parties, or other funding from the government or third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including the impact of the COVID-19 pandemic, geopolitical turmoil, and economic uncertainty related to rising inflation and disruptions in the global supply chain. As a result, there can be no assurance that these funding efforts will be successful. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available on reasonable terms, or at all.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal. Consequently, our investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of September 30, 2022, we were in compliance with this policy.

Material Cash Requirements
We currently anticipate net cash usage of $12,000 to $12,500 to fund operations during the full year 2022, including our expanded research and development activities and our preparations for the future commercial launch of our Camelina products.
We routinely enter into contractual commitments with third parties to support our operating activities. The more significant of these commitments includes real estate operating leases for our office, laboratory and greenhouse facilities located in the U.S. and Canada. In addition, we typically enter into annual premium funding arrangements through our insurance broker that allows us to spread the payment of our directors' and officers' liability and other business insurance premiums over the terms of the policies. Our material commitments also include annual arrangements with third party growers located in North and South America for the execution of crop trials and seed scale-up activities to further our trait development goals and to progress the commercial development of our Camelina plant varieties. The aggregate cost of these contracted crop activities is substantial. In the fall of 2022, we also began entering into Camelina grain production contracts for the winter 2022/2023 season containing minimum guaranteed payments per acre as an incentive for growers to work with us. From time-to-time, we also enter into exclusive research licensing and collaboration arrangements with third parties for the development of intellectual property related to trait development. These long-term agreements typically include initial licensing payments and future contingent milestone payments associated with regulatory filings and approvals as well as potential royalty payments based on future product sales. Generally, these licensing arrangements contain early termination provisions within the terms of the respective agreements.
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
Cash Usage During the Nine Months Ended September 30, 2022
Net cash used for operating activities during the nine months ended September 30, 2022 was $8,342, compared to net cash used for operating activities during the nine months ended September 30, 2021 of $6,768. Net cash used for operating activities during the nine months ended September 30, 2022 primarily reflects the net loss of $10,263, cash payments made to reduce lease liabilities of $385 and our payment of 2021 bonus compensation of $378 during early 2022. Non-cash charges offsetting a portion of the net loss include depreciation and amortization expense of $197, our 401(k) matching contribution in common stock of $111, stock-based compensation expense of $1,458, and non-cash lease expense of $291. Net cash used for operating activities during the nine months ended September 30, 2021 was $6,768 and primarily reflects the net loss of $8,051, cash payments made to reduce lease liabilities and to pay 2020 bonus compensation of $342 and $460, respectively. Non-cash charges offsetting a portion of the net loss included depreciation and amortization expense of $165, our 401(k) matching contribution in common stock of $100, stock-based compensation expense of $1,175, and non-cash lease expense of $265.
Net cash of $7,022 was provided by investing activities during the nine months ended September 30, 2022, primarily as a result of receiving proceeds of $8,371 from investments reaching maturity and converting into cash, partially offset by our purchase of $1,195 in new investments. During the nine months ended September 30, 2022, we also purchased $154 in laboratory equipment. During the nine months ended September 30, 2021, $2,229 in net cash was provided from investing activities. During the nine months of 2021, we purchased $147 of laboratory equipment and $3,874 in new investments, offset by cash proceeds of $6,250 from maturing investments.
Net cash of $37 was used by financing activities during the nine months ended September 30, 2022, compared to net cash of $15,746 provided by financing activities during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we completed a public offering of 1,040,000 shares of our common stock at a price of $12.25 per share, receiving proceeds of $12,740, before issuance costs of $747. Also, during the nine months ended September 30, 2021, a total of 481,973 Series A and Series B warrants issued in our November 2019 securities offering were exercised by warrant holders, providing $3,856 in cash proceeds. During the nine months ended September 30, 2022, no warrants were exercised by warrant holders.
Recent Accounting Pronouncements
See Note 2, "Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On October 4, 2022, we issued 10,914 shares of common stock to participants in the Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act as exempted securities.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2022, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
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

YIELD10 BIOSCIENCE, INC.

November 14, 2022	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)