Form 10-K
period 2022-12-31
YIELD10 BIOSCIENCE, INC.
filed 2023-03-14
CIK 1121702

40Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the Nasdaq Capital Market on June 30, 2022 was $8,867,945.
The number of shares outstanding of the registrant's common stock as of March 13, 2023 was 5,074,085.
DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to General Instruction G to Form 10-K, the information required by Part III, Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2023, which is expected to be filed not later than 120 days after the fiscal year end covered by this Form 10-K.

YIELD10 BIOSCIENCE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022

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
ITEM 1.    BUSINESS
Overview
Yield10 Bioscience, Inc. ("Yield10" or the "Company") is an agricultural bioscience company focused on the large-scale production of low carbon sustainable products from processing Camelina seed using the oilseed Camelina sativa ("Camelina") as a platform crop. These seed products include:
•Camelina oil for use as a low carbon biofuel feedstock
•Omega-3 oils for nutrition
•PHA Bioplastics for biodegradable zero waste packaging solutions
The co-product from producing these seed products is Camelina meal which has a protein content of over 40% and is currently approved for use in a range of animal feed rations.
Our commercial plan is based on developing and releasing a series of proprietary elite Camelina seed varieties incorporating genetic traits from our development pipeline which are being designed to offer improved on-farm performance that we anticipate will lead to increased acreage adoption and seed product revenue. Yield10 is headquartered in Woburn, Massachusetts and has a Canadian subsidiary, Yield10 Oilseeds Inc., located in Saskatoon, Saskatchewan, Canada.
Camelina, an annual oilseed plant in the mustard family, was selected as our platform crop based on its unique attributes, including its excellent agronomic traits such as low water and fertilizer input, drought resistance and short life cycle, making it suitable as a rotation crop within the U.S. Northwest and regions of Canada, as well as a relay or cover crop with corn and soybean in the U.S. Midwest. We estimate there is the potential for over 30 million acres of Camelina production in North America. Camelina, is in the same plant family as canola and naturally produces a relatively abundant harvest of oil-containing protein-rich seeds. Camelina is highly amenable to advanced genetic engineering and genome-editing technologies. Over the last twelve years, we have been developing improved Camelina seed varieties through identification and deployment of our gene trait discoveries followed by performance evaluation in field tests. Our new seed product traits include the PHA bioplastic trait developed by us and the omega-3 (EPA, DHA+EPA) oil traits on which we secured exclusive rights to a commercial license option in 2020.
Our capital light business model is based on contracting with growers to produce Camelina grain using our proprietary Camelina seed. Yield10 will have the exclusive right to purchase the harvested grain from these growers for downstream processing to separate and sell the seed products into the different markets. Our commercial launch plan is to leverage the growing global demand for biofuels to decarbonize the transportation sector, and in particular, the renewable diesel ("RD") and sustainable aviation fuel ("SAF") markets. We recognized early on that we could play an important role in the biofuel value chain through the use of our advanced Camelina platform to address a key industry bottleneck; the significant shortfall in the supply of low carbon intensity feedstock oil. The establishment of downstream value chain partnerships represents a critical step towards enabling Yield10 to scale this business. We expect to build the operating foundation of our products business by securing offtake agreements with downstream oilseed processing/biofuel partners. Sources of revenue from our first Camelina seed product will be based on the financial terms negotiated with these biofuel offtake partners. Here our goal is to link the base oil price for other commodity seed oils, such as soybean, and share in the economic value of the lower carbon intensity score of the Camelina oil. Initial revenue growth from this business will scale up based on increasing the number of acres of our Camelina planted during each growing season. Feedback from our grower outreach has identified weed control and soil residues from the herbicides used on prior crop as key limitations to the adoption of existing Camelina varieties. To achieve our revenue targets, improved Camelina varieties with new genetic traits are being accelerated through our development pipeline in order to offer farmers weed control and a seamless integration into their current crop rotations. We expect to be able to substantiate increasing revenue for our growers by introducing proprietary performance traits from the Yield10 pipeline, including higher seed oil content and seed yield traits that can increase the per acre harvest value of the Camelina grain. Improved grower income is expected to lead to increasing numbers of growers under contract, increased acres planted and higher product revenue and income for the Company.
Advancements in Camelina varieties, seed operations capabilities, grower network and supply chain developed for biofuels and underwritten by biofuel partnerships will position Yield10 for the subsequent launch of its second Camelina seed product omega-3 oils and in the future, PHA bioplastics.
As a first stage in our initial Camelina commercialization, during the third quarter of 2022, we engaged growers in contracts for the production of Camelina grain and Camelina seed having a total acreage of approximately 1,000 acres. These growers are located in the U.S. and Canada with each grower planting between 30 and 160 acres of our WDH2 (winter, cold tolerant) and WDH3 (winter, early maturing) seed varieties, with harvest expected to occur in the summer of 2023. We intend to use the seed harvest for toll crushing and further seed production that will provide us with seed inventory for future grower contracts during 2023 and beyond. Also, during 2022, we contracted with other growers to plant our E3902 (spring, high oil yield), WDH2 (winter, increased cold tolerance) and WDH3 (winter, early flowering) Camelina plant varieties to produce commercial planting seed. This activity is an essential part of our business model to produce commercial seed inventory for future grower contracts. We expect future grower contracts to cover Camelina grain production for large-scale grain processing to supply low-carbon intensity feedstock oil for the biofuel market and high-protein meal for the animal feed market.
We are currently pursuing the development of elite Camelina germplasm exhibiting herbicide tolerance, disease resistance and other traits that we believe in the near future, will form improved elite Camelina varieties for the biofuel market and will later be combined with the new seed product traits in development to expand our markets. We ultimately expect to have three types of elite Camelina seed varieties in contracted production to address our product markets.
We believe the market opportunity for biofuel feedstocks from our elite Camelina varieties, as well as our other proprietary seed products in development, including performance traits for use in other crops, is significant. We are targeting uses for our Camelina seed products in commercial applications such as: low-carbon feedstock oils for renewable diesel and sustainable aviation fuel, PHA bioplastics, and omega-3 oils for aquaculture and nutrition. In July 2022, we signed a nonbinding memorandum of understanding ("MOU") with Mitsubishi Corporation to evaluate the establishment of a partnership to supply, offtake and market Camelina as a low-carbon feedstock oil for biofuel, and in February 2023, we signed another nonbinding MOU with American Airlines to collaborate in the development of the value chain for Camelina as a low-carbon feedstock oil for sustainable aviation fuel. We believe performance traits from our gene discovery and development platform (the "Trait Factory") and value-added product strategy will provide strong differentiation for Yield10's elite Camelina seed varieties, making them preferred by growers to address large product market opportunities as illustrated below. These traits will also be made available to leading seed companies for use in other crops to create licensing revenue.
1.Internal Company estimates of 2030 product revenue potential.
Our Camelina platform and each of our seed product targets are well-aligned with global trends in reducing carbon emissions and improving sustainability, including the need for:
•Producing low-carbon intensity biofuel feedstock oil for renewable diesel and aviation biofuel.
•Increasing the production of cover crops to reduce the climate change impact from agriculture.
•Producing PHA bioplastics to enable single use food service items and packaging with zero waste.
•Increasing global food security by:
◦producing land-based omega-3 (EPA, DHA+EPA) fatty acid oils for use in aquaculture and nutraceuticals;
◦increasing high quality protein production from Camelina seed; and
◦developing performance traits to increase yield and/or seed oil per acre for major food crops.
We have a pipeline of more than 10 novel yield and/or seed oil content performance traits currently in research and development. Today, we also have research agreements in place for a number of our yield trait gene candidates, including agreements with GDM Seeds (“GDM”) and JR Simplot Company (“Simplot”). These companies are currently progressing the development of our traits in soybean and potato. Our plan is to support these licensees as they work to generate proof points using our traits in their crops of interest. We also plan to find partners for our traits in canola, corn and other crops as we generate additional data and new trait leads using our Trait Factory.
We are building an intellectual property portfolio around our crop technologies and traits. As of December 31, 2022, we own or hold exclusive rights to 19 patent families, including 15 issued patents and 41 pending patent applications, related to advanced technologies for increasing crop performance and composition traits in oils and PHA bioplastics, in the United States and throughout the world. As part of our agreement with Rothamsted Research Limited ("Rothamsted"), we have an exclusive option to license two patent families, including six issued patents and four pending applications, including both the original patent filing for the production of EPA, DHA+EPA oil in Camelina and for an improvement patent filed after the agreement was signed. In November 2022, Yield10 and Rothamsted agreed to extend the exclusive option and license agreement until December 31, 2023.
The Unmet Need: Global Food Supply, Reducing Carbon Emissions and Producing Sustainable Products
According to a number of studies, including a report entitled “The Future of Food: Complexities and Compromises,” published December 6, 2020, by Morgan Stanley, the world's agri-food system needs to transform in order to produce 50% more food, eliminate malnutrition and cut 13 gigatons of greenhouse gas emissions by the year 2050. Agriculture will also need to become a source of low-carbon feedstocks for fuels, chemicals and plastics. This will result in a significant increase in demand for feed grains, seed oils, protein, and farmed seafood with an increasing emphasis on sustainable growth metrics and climate change, as highlighted in the Morgan Stanley report.
Regulatory Incentives to Reduce Carbon Emissions: Converting biomass feedstocks to biofuels is an environmentally friendly process. When renewable biodiesel is used instead of traditional petroleum diesel, it helps reduce carbon emissions. Camelina oil has a particular advantage because of its low carbon footprint. The regulatory environment for carbon emissions is rapidly changing. Currently, there are existing regulatory incentives from regional greenhouse gas reduction mandates established for fuel producers. This includes California's Low Carbon Fuel Standards market, which measures the specific carbon index, or CI, of every type of fuel, assigns a credit/deficit for every gallon of fuel produced based on its CI, and requires all fuel producers selling into California to purchase enough credits to keep their portfolio CI score below an established baseline. Biofuel manufacturers are highly motivated to utilize compatible feedstocks with a low-carbon footprint in order to meet the regulatory standards to lower carbon emissions. As a benchmark, petroleum diesel has a reported CI of 100, soybean oil has a CI of 56, and in the case of Camelina oil, Sustainable Oils, a subsidiary of Global Clean Energy Holdings, Inc., recently reported a CI of 23.
Renewable Diesel and Sustainable Aviation Fuel: As part of the energy transition, a substantial increase in renewable diesel capacity in the United States and Canada is currently underway, with proposed and funded renewable diesel facilities having a total capacity of over 6 billion gallons of biofuels per year. Renewable diesel expansion has surged due to its low carbon footprint, federal and local subsidies, and its ability to be used as a drop-in replacement for petroleum diesel. Renewable diesel feedstock is supplied primarily from used cooking oil, animal fats (e.g., tallow), and vegetable oil, with the former two feedstock sources in short supply due to limited production capacity. Yield10 therefore expects the increase in demand for renewable diesel feedstock over the next few years will be filled by vegetable oils, which have a current global production and consumption demand of 50 billion gallons per year. Moreover, a third of vegetable oils produced globally today are palm oils, which do not qualify for many biofuels subsidies because of their high carbon footprint. Numerous studies and regulatory approvals have shown Camelina oil’s usefulness as a low-carbon feedstock oil for renewable diesel and sustainable aviation fuel. Residual Camelina protein meal remaining after oil extraction using cold crushing has been approved by regulatory authorities for use in animal feed applications in the U.S. and Canada. Camelina’s low-carbon footprint, and ability to be grown as a cover crop on otherwise fallow land, makes it an attractive choice to fill the renewable diesel feedstock supply gap. Based on the assumption of 60-100 gallons of Camelina oil per acre, 1 billion gallons of feedstock oil would require 10 to 15 million acres of Camelina production. When we later launch our elite PHA Camelina product, we estimate Camelina acreage could more than double. For comparison purposes, canola is currently grown on approximately 20 million acres per year in Canada. Although we have described the case for renewable diesel, feedstock demand for biodiesel and renewable aviation biofuel may also increase demand for Camelina oil.
Cover Crops: To meet growing demand for oils and protein, and to mitigate the negative environmental impacts of current farming practices, particularly in the corn belt, the development of cash cover crops or relay crops is another means to increase land productivity and address growing demand. Cover or relay crops are planted between harvest and sowing of major commodities, such as soybean, in effect increasing the number of harvests per growing season. Yield10 believes that Camelina, with its short growing season, has considerable potential to be used as a cover crop to reduce soil erosion, improve soil quality, and control diseases and pests and nutrient run-off from land that is used for row crop production. Camelina can also be used in crop rotation with other crops such as wheat, cereals, corn and soybean. Third party estimates indicate that Camelina has up to 30 million acres of potential as a cover crop in the United States midwest, and we believe that the product value-add from Yield10’s proprietary products will be a key differentiator for farmers making planting decisions. We plan to evaluate the CI of Camelina oil from cover cropping where we anticipate there may be further CI improvements from the positive environmental impact of cover cropping in general, although this remains to be demonstrated.
PHA Bioplastic, Alternatives to Plastic: Global plastic production today is estimated at 380 million tonnes per year. The largest market for this plastic is for packaging materials and food service items, which accounts for nearly half of all plastic waste generated globally, most of which is never recycled or incinerated. As a result, there is growing pressure from consumers, major brand owners and the financial sector to develop alternative materials and alternative end-of life solutions for plastics. This has resulted in additional capital investment to produce compostable materials like polylactic acid ("PLA") and fermentation based PHA bioplastics. PHA bioplastics are natural microbial high molecular weight polymeric storage polymers. The value chain from microbial production to plastic product manufacturing, performance in use and end of life based on natural biodegradation has already been validated. PHAs can be recovered from the microbes which produce them, processed into standard plastic pellets and used in existing plastics processing equipment to make a range of food service items and packaging product forms. The commercialization of PHAs based on fermentation technologies continues to receive considerable investment, even though this approach has very high capital investment and operating costs that will limit supply and market penetration. We believe that in longer term, the direct production of PHA bioplastics in Camelina seed would represent a disruptive manufacturing technology for PHA bioplastics due to its significantly lower production costs and very large-scale potential. This opportunity could provide significant additional economic returns for farmers and would justify large acreage adoption of elite PHA Camelina as a cover crop and would support broad adoption of PHA Camelina materials for large markets including water treatment and sustainable biodegradable plastics replacement applications.
PHA Bioplastic, Water Treatment: In water treatment, the PHA biomaterial acts as a growth substrate and energy source for the denitrifying of bacteria, which convert nitrate, a primary cause of water pollution and algal growth, to nitrogen gas, which returns to the air. This application is technically straight-forward, requiring only the production and shipment of PHA biomaterials in pellet form. The model for this business is to supply the continuous replenishment of the PHA pellets. We believe that this application is less demanding on the purity and quality of the PHA produced and represents a favorable technical path to initial commercialization for PHA Camelina. This application may also serve as a market for PHA produced in the future for bioplastic applications, which do not meet the product specifications or ultimately as a way to generate value by “upcycling” post-consumer PHA bioplastic. Yield10 is in the early stages of developing the business model for this opportunity.
Omega-3 (EPA, DHA+EPA) Oils: The aquaculture sector will play a major role in meeting the growing global demand for fish, an important high value protein source in human diets. Sustainable land-based sources of key feed ingredients will need to be developed and adopted to support this demand. This includes high value specialty ingredients, including in particular new sources of omega-3 oils to replace oil from stagnating supplies of ocean-harvested fish used in feed production. Fish oil supplied from ocean-harvested fish is particularly important for farmed salmon. The Atlantic salmon aquaculture sector is expected to grow at 4% CAGR through 2026, reaching an annual harvest of over 3 million tonnes. The growth of the salmon farming sector along with additional demand from new nutraceutical markets for direct human consumption are expected to exceed the world's sustainable supply. In 2021, 4.7 million metric tonnes of fish feed was used globally for salmon aquafarming. Although it can vary by geographic location, during 1990 fish oil represented 24% of the contents making up fish feed. This equates to 2,487 million pounds of oil (fish and other sources of omega-3 rich oil) consumed annually in salmon feed production. Some industry experts predict the demand for omega-3 will increase by more than 7% per year over the next 5 years. The demand from salmon farming alone is expected to grow by approximately 4% per year going forward, according to the 2022 Salmon Farming Industry Handbook. Fish oil is also the key raw material source for producing purified omega-3 fatty acids for the growing use of these omega-3 acids in the nutrition, nutraceutical and pharmaceutical markets.
High Protein Meal: There is a growing global demand for additional protein sources for animal feed and food applications. Camelina seed can be processed using existing oilseed processing facilities to extract the oil, and the residual meal that remains is a high-quality protein. On a dry basis, the meal contains approximately 30-35% protein with a good amino acid profile for animal feed applications. Camelina meal has been approved for use in some animal feed applications, and we expect that with additional accelerated breeding using genome editing, the meal quality can be further enhanced to further improve its feed value and expand this application.
Trait Development and Licensing: Using our GRAIN system, we have identified and are evaluating novel yield trait genes to improve the field performance of Camelina that will be used in our products business. These traits will be made available to leading seed companies for use in other crops to create licensing revenue.
Business Strategy
In defining our business strategy, it is important to understand that Yield10 is not a seed company in the traditional sense of developing new seed varieties solely for sale to growers. Our goals are to 1) commercialize a series of seed products based on developing proprietary varieties of Camelina seed for contract production, the output of which will enable the supply chain for our seed products, and 2) license our yield and seed oil content gene traits to major seed companies for other crops including corn, soybean and canola. Although our Camelina products will address key sustainability drivers, we believe they should reward farmers and increase profitability across the value chain. We also believe that any sustainability benefits will provide a marketing advantage for our future customers along with a potential upside from any available government credits. We also plan to continue to seek non-dilutive financing opportunities from government grants and funded partnerships. Although our Trait Factory may enable multiple commercial opportunities going forward, we will maintain our capital efficient approach, focusing internal resources on developing elite varieties of Camelina germplasm for biofuel feedstock, omega-3 oils and PHA bioplastics. Although we have relied primarily on Rothamsted to continue to develop and improve the omega-3 oil trait for Camelina, during 2023 we expect to become more directly involved in establishing the path to commercialization. Given our focus on establishing and growing our Camelina seed products business, we plan to rely on granting research licenses to interested seed companies for the development of our traits in the major food crops. Using this approach, we are developing the following three potential revenue streams:
•Camelina grain production to be sold into the biofuel oil markets; including the low carbon renewable diesel feedstock and the sustainable aviation fuel markets;
•Omega-3 Camelina grain production for high EPA omega-3 oil for nutrition and pharmaceutical markets; and
•R&D revenue from government grants and/or partners.
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
Camelina has not been subject to intensive plant breeding efforts or crop production improvements, so the full potential of this crop has not yet been achieved. Initial interest in using Camelina oil in biofuels resulted in additional investment in the development of the crop in North America. This work demonstrated that Camelina has several beneficial attributes; it is amenable to production practices used for canola, grows on marginal lands, has enhanced drought and cold tolerance, demonstrates early maturation and requires fewer inputs than other oilseed crops. Camelina is also naturally resistant to diseases that impact canola and its fast growing cycle makes this crop suitable for spring and winter planting in the Northwest U.S. and into Canada as an alternative rotation crop where the relatively overall short growing season would make double cropping very challenging. Further south, the longer overall growing season in the upper mid-west together with Camelina’s short growing season makes it an attractive winter oilseed for relay or cover cropping in corn and soybean rotations. Although the double cropping scenario is where we see the greatest long-term potential for Camelina, our current varieties and capabilities are better positioned for the initial commercial launch geography in the Northwest U.S. and western Canada.
Our vision is to complete development of Camelina lines containing herbicide tolerance ("HT") and downy mildew resistance ("DMR") traits, and to combine these new lines with our proprietary performance traits to increase Camelina seed oil content and yield for the existing oil and protein meal markets. We recognized early on the need to develop Camelina lines optimized for seamless integration into both crop and chemical rotations in our target geographies. For the Northwest U.S. and Canada, the herbicide tolerance traits selected for accelerated development were chosen to address critical farmer issues in our launch geography. The first requirement is for broadleaf and grassy weed control. An ideal herbicide trait package for growers would have the following key elements:
•Control of grassy weeds (GW-HT)

•Control of broadleaf weeds (BW-HT)
•Tolerance to soil residues of Group 2 herbicides of which there are two different types: sulfonylureas (SU-HT) and imidazolonones (IMI-HT) when combined SU/IMI-HT.
Camelina is already naturally tolerant to the grass herbicide Clethodin, so there is no need to develop traits in Camelina to provide tolerance to the chemical.
The BW-HT trait offers farmers an important tool for fighting broadleaf weeds that, if left uncontrolled, can reduce crop yields significantly and increase weed pressure on that land for subsequent crop plantings. Building on encouraging field trial results generated in the spring of 2022, we conducted contra-season field tests of our lead BW-HT trait in Camelina which also demonstrated herbicide tolerance. To speed up development we also selected potential commercial Camelina BW-HT lines displaying strong tolerance to the herbicide with no impact on seed yield for seed scale-up activities to produce seed for larger field tests planned for the spring of 2023. Our goal is to have elite HT Camelina varieties entering commercial production in the next few years followed shortly thereafter by triple stacked commercial BW-HT/SU/IMI-HT Camelina varieties.
SU-HT and IMI-HT are being developed to enable Camelina to be tolerant to Class 2 herbicides commonly used in that region for certain cereals and other crops. These weed control chemistries persist for longer in the soil which results in plant back restrictions for the next crop in the rotation and in some cases, this can be up to two years. Camelina is very sensitive to these herbicide residues which can prevent seed emergence and severely impair seed yields. Based on discussions with farmers we know the stacked HT/SU/IMI-HT trait package will be an important enabler for large acre adoption in this region. For these reasons we are advancing the development of Camelina lines with stacked HT/SU/IMI-HT traits. These traits and the availability of Clethodin for grassy weed control will provide Yield10 with an ideal herbicide package for the chosen commercial launch region. Greenhouse studies have already identified lead candidate lines with the stacked herbicide requirements and we are in the planning process to enable initial field trials in 2023.
Downy mildew is a common name for a widespread plant disease (pathogen) that if left uncontrolled, can generate significant losses in crop yields. In the near-term there are fungicide treatments that can control downy mildew disease. However, this approach adds grower cost so we are also developing genetic solutions using breeding, genetic modification and genome-editing to incorporate DMR traits into the plants. Development of our elite Camelina lines with HT and DMR traits is an important criteria needed for broad-based commercial acceptance of our Camelina plant varieties.
In the longer term, we believe optimizing the production of the PHA bioplastics in Camelina will enable large acreage production, initially in spring varieties, and over time, in winter varieties for use as a cash cover crop. Some estimates from the United States Department of Agriculture ("USDA") indicate a potential of up to 30 million acres of Camelina in the upper corn belt of the U.S., which would potentially make PHA Camelina the third largest crop in the U.S. Concurrent with this development of PHA Camelina, we plan to develop the high value omega-3 regulated trait based on our November 2020 agreement with Rothamsted. This omega-3 Camelina is at a high technology readiness level, and we are now progressing in early commercialization activities for this program.
To summarize, Camelina is an attractive choice of crop for the following reasons:
•Camelina, as an underdeveloped crop, has high technology upside potential to improve agronomics (including herbicide tolerance), seed yield, and seed value.
•There is a growing demand for crops that diversify the crop landscape, have a lower environmental footprint and have the potential to produce high value secondary products, opening new opportunities for farmers.
•Camelina is readily segregated from the major row crops and readily engineered using genetic engineering tools, making it an ideal platform for producing novel seed products.
•Yield10 has demonstrated that Camelina can be readily engineered to incorporate well-proven herbicide trait technologies with the potential to take advantage of the more favorable regulatory systems in place in the U.S. under the SECURE rule and under development in Canada.

•Camelina has been engineered to produce high levels of omega-3 (EPA and DHA+EPA) fatty acids as a drop-in replacement oil for fish oil in aquafeed markets as well as for use in nutraceutical and pharmaceutical applications.
•Camelina has potential to become a high value crop with very large non-traditional markets in water treatment and plastics. We first demonstrated proof-of-concept for PHA bioplastics in Camelina in our 2020 field tests, and the result was confirmed in our 2021 and 2022 field tests. This ability to produce PHA in Camelina is providing us with the potential to link a new high value Camelina crop with very large non-traditional markets in water treatment and plastics. Our internal analysis indicates this could drive very large acreage adoption. The higher per acre value enabled by Yield10's agronomic and product traits could make Yield10 the preferred production contractor for growers.
Production of Camelina seed in double cropping situations results in a favorable CI for the oil, making it an attractive feedstock for renewable diesel in geographies such as California where there are low carbon fuel standards in place and the economic value of carbon savings can be substantial. Low-carbon fuel standards are being established in other regions of the U.S., Canada and the E.U., which is increasing demand for renewable diesel feedstocks.
Camelina Seed Products Business
Our long-term vision is to develop and commercialize three types of elite Camelina varieties (Elite Camelina, Elite PHA Camelina, and Elite Omega-3 Camelina) as large acreage cover crops that will increase farm revenue and support the production of low carbon sustainable seed products with the additional positive environmental impact of reducing nutrient pollution from fertilizer use and increasing soil carbon content. Our plan is to:
•develop proprietary elite Camelina varieties offering superior returns to farmers and increased seed product revenue and margins to Yield10,
•contract production of Camelina grain with farmers for processing into seed products, and
•enter into offtake agreements for the Camelina grain products in each market segment.
To achieve this, Yield10 has been developing proprietary Camelina seed lines which are being progressed to elite Camelina variety status and ultimately to product commercialization. Gene traits currently in our development pipeline fall into three categories:
•input traits including traits for HT and DMR,
•performance traits from our GRAIN platform including traits to increase seed oil content and seed yield, and
•new seed product traits including PHA bioplastics and omega-3 (EPA, DHA+EPA) oil.

We plan to launch the new Camelina varieties incorporating these traits in the sequence illustrated below with the E3902/WD-HT Camelina being closest to commercial launch following the completion of two successful seasons of field trials. The trait demonstrated excellent tolerance to the herbicide which we plan to use for commercial production with no impairment of seed yield. The lead lines are now in seed scale up phase while our application for non-regulated status using the RSR process is pending with USDA-APHIS. In addition, we are progressing discussions with the herbicide producers to have Camelina added to their labels, an essential step towards enabling growers to use the herbicide with Yield10's new varieties.
The spring E3902/WD-HT varieties will be closely followed by winter WD-HT lines and then by lines containing stacked WD/IMI/SU-HT to enable broadleaf weed control and tolerance to soil residues of previously used herbicides.

We expect that our best Camelina lines currently progressing to elite variety status will be suitable for our initial commercial launch and the first tens of thousands of acres of contract production. These first Camelina seed varieties will be replaced over the next 2-4 years when the next generation varieties incorporating input traits, including herbicide tolerance and disease resistant genes, are available. We believe that successful implementation of the input traits will be important in order to achieve broad-based farmer adoption of our elite Camelina and to achieve expansion of production in the hundreds of thousands to millions of acres scale. Input traits currently progressing separately in our pipeline will eventually be combined, or “stacked,” into our highest performing elite Camelina varieties in the future. Our goal is to have elite Camelina varieties enter commercial production in the next few years with stacked tolerance to three herbicides, stacked HT/SSU/IMI-HT traits and DMR. This development process with sequential release of improved elite Camelina varieties is illustrated above using our E3902 spring line. A similar process is being carried out in parallel for our lead winter Camelina lines. We have begun progressing early commercialization of the business based on the current best Camelina lines and the first seed product launch will be to supply feedstock oil for the renewable fuel market with the residual protein meal going into animal feed. We are currently working on seed scale up of our non-regulated spring and winter varieties of Camelina to establish our products operating business. Our commercial team has outreach to growers underway to build a grower network and to execute production contracts albeit at small scale. These activities are complemented by extensive business development outreach to seed processing facilities and prospective oil and protein meal offtake partners.
Our plan is to execute the sequential launch of our products from our Camelina oilseed platform as follows:
Products Produced by Processing Camelina Grain from Yield10 Varieties
Biofuel feedstock oil: Elite Camelina - stacked input traits and performance traits on current best varieties. In launching our Camelina products business, we plan to provide our seed to growers under contracts with Yield10, to use existing third-party oilseed processing assets through toll arrangements and to enter into offtake agreements with end users for the oil and protein meal to address current markets, including low-carbon feedstock oil for the biofuels and protein meal for animal feed. Our technology team will continue to develop improved varieties of elite Camelina germplasm with herbicide tolerance, disease resistance, seed yield and oil content traits currently progressing through our trait pipeline. Elite Camelina varieties will serve current markets and represent a foundation for the future commercialization of our PHA bioplastic and omega-3 traits, which we will develop separately and introduce into the elite varieties by plant breeding. In order to position Yield10 to execute on this plan, we harvested our first 50 acres of Camelina seed grown under contract in Montana in 2020. During 2021 and 2022, we conducted seed scale up activities with both spring and winter Camelina lines. During August 2022, we harvested 17 acres of winter Camelina seed grown under contract in Saskatoon that we have processed and provided to growers in the U.S. and Canada under contracts for the 2022/2023 winter season.

Nutritional Products
Omega-3 (EPA, DHA+EPA): Elite Omega-3 Camelina - omega-3 trait. Omega-3 fatty acids are found in foods such as fish and plant oils (flaxseed, soybean, canola and Camelina oils). The three main omega-3 fatty acids are alpha-linolenic acid ("ALA"), eicosapentaenoic acid ("EPA"), and docosahexaenoic acid ("DHA"). ALA is found primarily in plant oils and DHA and EPA are found in fish and other seafood. Omega-3 fatty acids provide many health benefits, including preventing and managing heart disease. The American Heart Association recommends that everyone eat fish at least twice a week, such as salmon that is high in omega-3 acids and/or adding fish oils supplements to their diets. The availability of ocean wild caught fish containing omega-3 oil used in nutritional oils and aquafarming is declining due to overfishing. We intend to launch a proprietary Camelina omega-3 seed product into the food and nutrition market based on the omega- 3 trait developed over the last 10 years by the Rothamsted Institute in the UK. Yield10 signed an Exclusive Collaboration and Option Agreement for this technology with Rothamsted in November 2020. In November 2022, Yield10 and Rothamsted agreed to extend this exclusive collaboration and option agreement until December 31, 2023. Rothamsted has progressed the omega-3 trait beyond the proof of concept stage with their completion of multiple field trials, oil production, and product validation in aquaculture feed and human nutrition studies. Under its agreement with us, Rothamsted is responsible for making improvements and further optimization of this exciting trait at their facilities in the UK. We believe the current omega-3 trait is already at a sufficient technology readiness level to begin commercialization activities for the aquaculture and nutrition markets. Yield10 will continue its focus on developing elite Camelina varieties with herbicide tolerance, disease resistance, higher yield and oil content, with the intent to breed the Rothamsted omega-3 product trait into this germplasm in the future. In the near term, Yield10 is working on the business strategy for this technology to enable production of elite omega-3 Camelina in Canada as early as the 2025 spring planting season.
PHA bioplastic: Elite PHA Camelina - PHA bioplastic trait. The second proprietary product we are developing as a sustainable replacement to petroleum-based products is the result of new technology for the large scale, low-cost production of natural biodegradable PHA bioplastic. By genetically reprogramming our Elite Camelina to produce PHA bioplastic in the seed, the harvested seed can be processed to simultaneously produce three coproducts: feedstock oil, PHA bioplastic and protein meal for animal feed. The typical costs for producing edible oils are a useful benchmark for the potential long-term cost structure for crop-based PHA bioplastics. In this scenario, crop-based PHAs could have a cost advantage over petroleum-based plastics. We successfully field tested prototype PHA bioplastic trait Camelina lines during the 2020 and 2021 growing seasons. In the 2022 growing season, we planted our best prototype PHA Camelina line at acre-scale for seed process development and plastic prototyping, however, we recognize that this version of our PHA trait is at an early technology readiness level. In parallel, we are developing the next generation versions of the PHA trait targeting 10% to 20% of total seed weight as PHA bioplastic and expect to achieve initial proof of concept for two PHA copolymer targets. We believe that by producing PHA bioplastic in Camelina seed as a third seed product along with processing the seed to produce oil and protein meal, we can achieve a cost structure with the benefits of integrated economics that optimize revenue as each market fluctuates with customer demand.
Protein meal for animal feed: Camelina meal is a high-quality and high-protein meal that has been approved by the U.S. Food and Drug Administration ("FDA"), as well as by the Canadian Food Inspection Agency ("CFIA") for feed use in poultry. It has also been approved by the FDA for feed use in beef cattle and by the CFIA for feed use in salmon and trout. Cold-pressed Camelina meal, which is the residual coproduct remaining after removing most of the oil, has been extensively studied for use in animal feed and proven to be well-tolerated by livestock. The meal also provides substantial health benefits when used as an animal feed. We believe Camelina meal, as a coproduct of our Elite Camelina, Elite PHA Camelina and Elite Omega-3 Camelina plant varieties, may represent a significant additional source of revenue.
R&D Revenue from Government Grants and/or Partners
Yield10 has historically sought and participated in government grants in collaboration with leading academic institutions to develop early crop innovations and to secure rights to intellectual property. We are currently a participant in a grant from the Department of Energy with Michigan State University, which is currently our primary source of grant revenue. As of December 31, 2022, $0.1 million remained to be earned under this sub-award. It is our intention to continue this practice where grant opportunities are consistent with progressing our commercial goals. Other potential sources of non-

product revenue include funded partnerships or collaborations with companies interested in the use of our GRAIN platform to identify gene targets for traits in crops of commercial interest and potential partners or customers in the Camelina products value chain.
Camelina Grain Product Revenue
In fall 2022, we signed growers' contracts with multiple growers for production at small scale ranging from 30 to 160 acres. The harvest of this grain production is expected to begin in the summer of 2023, at which time we anticipate that we will begin to recognize grain revenue in amounts scaled to the number of acres under contract. Future grain revenues will be based, among other things, on our ability to scale-up commercial seed production, engage with growers and seed retailers, and enter into offtake agreements with customers in the renewable diesel market.
Our History
We have a significant track record and expertise in the metabolic engineering (synthetic biology) of plants.
Our predecessor company Metabolix, co-founded by our CEO, was a pioneer in synthetic biology for the development of advanced PHA bioplastics production and applications technology using engineered microbes and fermentation, and as a result developed deep experience across the PHA bioplastics value chain. In addition, Metabolix supported a crop science research program to produce PHA bioplastic in crops as a potential low-cost production system and it was this crop science activity that became the foundation of Yield10. Historically, these efforts focused on producing the simplest member of the PHA family, known as PHB, which is a microbial carbon storage biopolymer, in high concentration within the seeds of oilseed crops or within the leaves of biomass crops such as switchgrass. PHA bioplastics are useful as biodegradable alternatives for petroleum-based plastics in many single use packaging and food service products.
Our Approach
Our GRAIN platform provides us with a unique approach for discovering novel yield trait genes and producing higher value sustainable products in Camelina.
We have integrated advanced metabolic flux modeling capabilities with transcriptome network analysis to form the foundation of our Gene Ranking Artificial Intelligence Network ("GRAIN") big data mining gene discovery platform. GRAIN is the gene discovery tool in our trait gene development platform, which encompasses three components: GRAIN target gene identification; modification of the target gene activity in Camelina using CRISPR genome-editing or traditional genetic engineering; and Camelina field testing. We refer to the integrated system as the Trait Factory, however, the GRAIN discovery tool is unique to Yield10. In the case of crops, the levers to increase seed yield are the metabolic infrastructure through which carbon flows from photosynthesis to seed production and the gene regulators or transcription factors, which control various pathways of plant metabolism. Over the last 20 years, the agricultural sector has generated vast numbers of data points. During this same period, however, there have been very few new crop traits produced. GRAIN is a next generation crop big data mining system based on over 30 years of advanced synthetic biology expertise and is protected by the Company as a trade secret. The system efficiently mines big data sets and prioritizes actionable gene targets to improve crop productivity. We have employed this approach to discover a range of potential yield trait genes and used the data from the traits generated in Camelina to create interest in our traits for major food crops through research license agreements. As an example, our new oil content gene trait target C3020 was previously an uncharacterized gene. GRAIN was able to select this gene target out of tens of thousands of Camelina genes and we consider the experimental results achieved with C3020 Camelina as a good proof point for the value of this platform.
We believe Camelina has high potential to become a large acreage commercial crop for producing low-carbon biofuel feedstock oils, PHA bioplastics and nutritional oils including omega-3 (EPA, DHA+EPA) oils in North and South America.
As part of an evolution to sustainable energy, a substantial increase in renewable diesel capacity in the United States and Canada is currently underway, with proposed and funded renewable diesel facilities having a total capacity of over 6 billion gallons of biofuels per year. Renewable diesel expansion has surged due to its low-carbon footprint, federal and local subsidies to reduce carbon emissions, and its ability to be used as a drop-in replacement for petroleum diesel. Renewable diesel feedstock is supplied mainly from used cooking oil, animal fats (e.g., tallow), and vegetable oil, with the former two feedstock sources in short supply due to limited production capacity. Yield10 therefore expects to meet the demand of the increase in renewable diesel feedstock over the next few years. Moreover, a third of vegetable oils globally produced today are palm oils, which do not qualify for many biofuels subsidies because of their high carbon footprint. Numerous studies and regulatory approvals have shown Camelina oil’s usefulness as a low-carbon feedstock oil for renewable diesel and sustainable aviation fuel. Residual Camelina protein meal remaining after oil extraction is approved by regulatory authorities for use in animal feed applications in the U.S. and Canada. Camelina’s low-carbon footprint and its ability to be grown as a cover crop on otherwise fallow land make it an attractive choice to fill the renewable diesel feedstock supply gap. Based on the assumption of 60 to 100 gallons of Camelina oil per acre, 1 billion gallons of feedstock oil would require 10 to 15 million acres of Camelina production. For comparison purposes, canola production is currently around 20 million acres per year in Canada.
Camelina also has the potential to be a platform crop for the production of proprietary crop products. It is proven to be amenable to genetic engineering through Yield10’s GRAIN platform, resulting in a number of oil and yield traits with demonstrated field trial success. Yield10 has also demonstrated proof-of-concept PHA bioplastic production in Camelina, both in the greenhouse in 2019, and in successful field trials in 2020 and 2021 producing 6% PHA bioplastic in the seed. In November 2020, Yield10 also signed an Exclusive Collaboration and Option Agreement with Rothamsted for an advanced trait technology for the production of omega-3 (EPA, DHA+EPA) oils in Camelina.
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
Yield10 has pursued academic collaborations that have led to the discovery of novel yield trait genes. In 2018 and 2019, Yield10 announced signing global license agreements with the University of Missouri for advanced technology to boost oil content in oilseed crops, including C3007, C3010, and C3012, which are based on the discovery of a key regulatory mechanism controlling oil production in oilseed crops and which can be used to increase oil content. In conjunction with the Rothamsted collaboration agreement, Prof. Johnathan Napier, a world-leading scientist in the development of sustainable plant omega-3 (EPA, DHA+EPA) oil traits, also joined our advisory team.
We plan to seek U.S. and Canadian government grants and/or partners to support our research and development goals.
Yield10 has historically sought and participated in government research grants in collaboration with leading academic institutions to develop early crop innovations and to secure rights to intellectual property. We have been awarded grants over the last several years supporting research on strategies to improve the efficiency of photosynthesis, increase seed oil content, identify novel yield traits, and to test these novel traits in Camelina. This work is valuable because traits developed in Camelina also have the potential to be developed and deployed in other oilseed crops. For example, in 2017, we were selected as a sub-awardee on a DOE grant led by Michigan State University to conduct research aimed at boosting oilseed yield in Camelina. During 2020 and 2021, we received three small Canadian government research grants awarded through the Industrial Research Assistance Program administered by National Research Council Canada. We plan to continue to pursue government grants to defray research costs associated with our research and development activities. Other potential sources of non-product revenue include 1) potential partners or customers in the Camelina products value chain, and 2) funded partnerships or collaborations with companies interested in the use of our GRAIN platform to identify gene targets for traits in crops of commercial interest.
We are operating with a lean organizational footprint, which is evaluating our novel yield traits in greenhouse and field tests while maintaining efficient use of cash resources.
As of December 31, 2022, we had 30 full-time employees, with the majority directly involved with our research and development activities. We believe that our organizational capabilities align with our research priorities and are complemented by our use of third-party infrastructure and certain service providers. With this approach we can leverage third-party infrastructure and capability without having to spend the time and capital needed to recreate them in-house. This allows us to focus our limited resources on deploying our core strengths against our key development goals. We expect to grow our research and development operations and commercial seed operations over time commensurate with building value in our business and advancing our traits through commercialization while at the same time tightly managing overhead costs.
We are building capabilities in seed scale-up and certified seed production to build an inventory of Camelina seed to supply to growers under contract for producing grain suitable for offtake into the biofuels market.
As we advance field testing of our Camelina varieties, we will choose Camelina lines as lead and back-up candidates for commercialization. For instance, field tests can be conducted for a Camelina line with 20 to 100 grams of seed. As a line is selected for possible commercial sales, inventory of the seed must then be ramped up. The rule of thumb we use is that a one-acre planting of Camelina will produce sufficient seed to enable planting of 150 to 200 acres. In 2021/2022 we conducted seed scale-up activities for WDH3, our winter short cycle Camelina line as well as for WDH2, our winter cold tolerant line. During the third quarter of 2022, we engaged growers in contracts for the production of our WDH2 and WDH3

Camelina grain and Camelina seed having a total acreage of approximately 1,000 acres. These growers are located in the U.S. and Canada and planted between 30 and 160 acres each, with harvest expected to occur in the summer of 2023. We intend to use the seed harvest for toll crushing and further seed production that will provide us with seed inventory for future grower contracts during 2023 and beyond.
For certain spring and winter varieties in development for commercialization, including WDH2, WDH3, E3902 and certain candidate herbicide tolerant lines, we are conducting contract seed scale-up and production in contra-season at sites in South America and plan to continue seed scale-up activities in spring 2023.
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
INPUT TRAITS
Herbicide Tolerance and Downy Mildew Resistance
We are progressing the development of genetic traits for tolerance to Class 10 and Class 2 herbicides in Camelina. We plan to use the Class-10 herbicide glufosinate tolerance gene for management of broadleaf weeds for commercial production. We are developing glufosinate tolerant Camelina because it will fit in well with crop rotations. The genetic trait we are using has a long history of safe use in other crops including canola. We believe this approach could potentially enable faster regulatory approvals for the trait in Camelina under the SECURE Rule in the United States. We have multiple candidate glufosinate tolerant Camelina lines in our pipeline. In spring 2022, we conducted our first field testing of candidate herbicide tolerant Camelina lines in order to identify lead and back up lines for commercial development and regulatory approval. We have selected lines for further testing and seed scale-up at two sites located in the southern U.S. over winter 2022/2023, and have plans to conduct further testing and seed scale up in spring 2023.
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
We are progressing traits for tolerance to the fungal pathogen downy mildew, which can negatively impact Camelina seed yields. In 2021, we acquired the rights to a Camelina line with DMR and plan to evaluate it in 2023 on land having significant levels of this fungal pathogen. We also have two backup Camelina lines demonstrating partial resistance and a funded breeding program ongoing for producing additional DMR lines.
Each of these input traits are being developed independently, however once validated, our plan is to stack these traits into our current, best elite Camelina varieties.
In late 2020, we initiated an intensive effort to develop herbicide tolerance traits in Camelina. In our spring 2022 field testing program, we indicated that we would be evaluating over 30 candidate Camelina lines that have been engineered for tolerance to over-the-top spray of a commercial broadleaf weed herbicide. In August 2022, we reported that we observed good herbicide tolerance to an established broadleaf herbicide at 1 time or 2 times the spray rate that is typically applied commercially to herbicide tolerant canola. The over-the-top spraying consisted of 2 spray applications of the broadleaf herbicide at different times of the Camelina growth cycle. In February 2023, we reported that we retested our lead commercial candidate HT spring Camelina lines in field trials in the Southern U.S. and the previous successful results were replicated. We further reported these HT spring Camelina lines were also tolerant to the application of a grassy weed control product.

In our spring 2022 field test program, we also tested a Camelina line for tolerance to IMIs. In August 2022, we reported that our candidate IMI tolerant line has normal growth in the presence of IMI soil residues applied to the soil at 1-time or 2-times the commercially used rates, whereas the control line shows impaired growth. In 2022, our researchers developed multiple E3902 spring Camelina lines with "stacked" herbicide tolerance traits. In February 2023, we reported results from greenhouse studies indicating that we have achieved proof-of-concept for creating E3902 Camelina lines with tolerance to both over-the-top herbicide application and soil residual herbicide. We plan to conduct our first field tests of stacked herbicide tolerant E3902 spring Camelina lines in spring 2023. Our researchers have also developed candidate broadleaf herbicide tolerant winter Camelina in WDH2 and WDH3 germplasm. In recently completed greenhouse studies, these candidate winter Camelina lines demonstrated tolerance to spray application of commercial levels of a commonly used broadleaf herbicide. These events are on-track for field testing in winter 2023/2024. We are also developing “stacked” herbicide tolerance traits in our winter Camelina lines with the goal of conducting our first field tests in winter 2023/2024.
We plan to collect data on tolerance to the herbicides, seed yield and oil content data on these Camelina lines in the months ahead.
PERFORMANCE TRAITS
Seed Oil Enhancing Traits: C3007, C3008, C3009, C3010, C3012 and C3020
Yield10 is progressing a series of novel traits targeted at increasing the oil content in Camelina. We are building significant capabilities and intellectual property around key oil biosynthesis pathways in plants based on technologies for increasing oil content in seeds. Improving the oil content and yield of Camelina seed would increase the value per acre for this crop for the production of generic oils for biofuel markets in the near term and omega-3 (EPA, DHA+EPA) oils in the future. Based on the results we obtain with Camelina, we may be able to license these traits to seed companies for use in other oilseed crops, including canola and soybean.
We began the technical work in Camelina during 2016 with our C3008a, C3008b and C3009 traits, which regulate the production and degradation of oils in oilseed crops. In 2017 and 2018, we received confirmation from the U.S. Department of Agriculture - Animal and Plant Health Inspection Service's ("USDA-APHIS") Biotechnology Regulatory Services ("BRS") that two types of our genome-edited Camelina plant lines developed using CRISPR/Cas-9 genome editing technology for increased oil content were not considered to be regulated articles under 7 CFR part 340, clearing the way for field testing in the U.S. Edits to three different gene types were made to truncate the resulting encoded proteins. These edits were designed to enhance the production of oil and decrease its turnover in mature seeds. The best line containing these modifications is designated as our triple-edited, or C3008a, C3008b and C3009 trait containing spring Camelina line E3902. We completed our first field trial with these edited Camelina lines in the U.S. during the 2019 growing season and these trials were repeated in 2020 and 2021 with the E3902 line consistently showing an approximately 4.7 percent increase in seed oil content as a percentage of overall seed weight. No significant change in oil composition was observed. In 2021, the Ministry of Agriculture, Livestock and Fisheries in Argentina indicated that Camelina line E3902 would not be subject to regulation in that country. We are performing activities related to seed scale-up with Camelina line E3902 including pure seed production in anticipation of potential commercial use. In 2022, the Ministry of Agriculture on Agricultural Protection in Chile indicated that Camelina line E3902 would not be subject to regulation in Chile.
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
Novel Yield Trait Genes C3003 and C3004
Internal development work with performance traits C3003 and C3004 has been paused to focus resources on the development of our input traits and oil content traits. C3003 is an algal gene, in-licensed from the University of Massachusetts. We believe, based on GRAIN modeling and early positive results, that C3003 reduces the well-understood yield losses that occur through photorespiration, a side reaction of photosynthesis in C3 crops. Simplot is working with C3003 in their potato programs. Our C3004 gene trait was identified based on molecular genetic analysis of C3003 Camelina. In studies conducted between 2018 and 2021, stable C3004 Camelina lines with increased expression of C3004 resulted in a significant increase in plant growth and vigor, increased branching and seed yield, and in some cases increased individual seed weight. We currently have research license agreements in place with seed companies to evaluate the Camelina C3004 gene in soybean and potato.
C4000 Series Traits
Simplot is testing the C4001 trait in potato. We expect evaluation of C4000 series traits in these target crops will continue to advance during 2023. Traits in this series and the proof points we expect to generate may provide us with an opportunity to selectively partner with others for the development of these traits in major commercial food, feed, and forage crops.
PRODUCT TRAITS
PHA Bioplastic Trait
PHA bioplastics are produced today using sugar or vegetable oil feedstocks by fermentation of microorganisms. Fermentation-based production of PHAs is constrained by the high capital cost of manufacturing facilities and the high processing costs resulting from feedstock conversion losses due to the inefficiency of converting sugar or oils to PHA. For example, it requires over 3 pounds of sugar to produce 1 pound of PHA or 1.5 - 2 pounds of vegetable oil to produce 1 pound of PHA, making the feedstock cost alone very high. These types of processes also require other manufacturing inputs and are energy intensive. We believe crop-based production will enable an advantaged cost structure thereby eliminating a barrier to entry for large-scale adoption of PHA materials for use as renewable, biodegradable plastic replacement in many single use food serviceware and packing applications. Another application of PHAs includes wastewater treatment.
Seeds are natural, stable storage sites for large amounts of oil and proteins deposited by plants to nourish seedlings following seed germination in the field. The stability of seeds at ambient temperatures allows them to be readily harvested, transported and stored prior to processing, and makes them the ideal vehicle for crop seed production of PHA bioplastics. The key concept is to introduce the PHA bioplastic as a new component of the seed composition and by processing the PHA bioplastic producing seed, to produce oil, polymer, and protein rich seed meal. We believe this can be done in a capital efficient manner using incremental capital added to an existing oilseed facility. The combination of all three products improves the overall value proposition and we believe that in time this will result in PHA bioplastics costs ultimately in line with canola and soybean oils. Yield10 plans to develop and commercialize Camelina seed-based PHA bioplastics by selling a resin grade PHA bioplastic raw material to the bioplastics industry. The Company is actively pursuing business development opportunities to identify and secure partnerships for plastics replacement markets.
Yield10 filed a U.S. patent application in 2019 for new technology potentially enabling low-cost production of PHA biomaterials in the seeds of Camelina. The Yield10 patent application describes a discovery around maintaining the viability and vigor of Camelina seed programmed to produce high levels of the PHA biomaterial PHB. By introducing the three genes encoding the pathway for producing PHA from the plant metabolite acetyl-CoA, we have demonstrated the production of up to 10 percent PHB in seeds of Camelina with good seedling viability in growth chambers. We currently have two PHA biomaterial traits, C3014 and C3015, in our development pipeline and we carried out successful field tests in 2020 and 2021. We are now progressing to scale up the best prototype line, based on the C3015 trait, which showed PHA levels of up to 6%

seed weight, to begin early product prototyping and market development studies for feed and water treatment applications. In 2022, we completed a 3-acre scale-up of this line. In parallel, we have a research and development program underway to optimize and develop commercial quality PHA trait lines based on insights from the field tests and our GRAIN platform with a goal to achieve 10 - 20% PHA in seed.
Omega-3 (EPA, DHA+EPA) oil trait
The omega-3 (EPA, DHA+EPA) oil trait, for which Yield10 has secured an option to commercial rights, is being developed by the research team at Rothamsted as part of their program to develop a sustainable drop-in replacement for fish oil used in the production of aquaculture feed. Yield10 is providing financial support to the ongoing Rothamsted program and has secured an exclusive option to commercialize the technology and improvements made during the term of the agreement. In November 2022, Yield10 and Rothamsted agreed to a no-cost extension of the exclusive option and license agreement until December 31, 2023.
The most important omega-3 fatty acids for human health are ALA, DHA and EPA and the primary source of these is fish in the diet. These omega-3 fatty acids are produced by algae, where they are thought to protect their cell membranes in cold water. The algal omega-3 oils progress up the food chain and accumulate in fish and eventually into the human diet. Northern Hemisphere fish oil contains approximately 10% DHA and 10% EPA. Camelina oil already contains the omega-3 fatty acid ALA and the Rothamsted Institute has developed engineered Camelina lines, which produce approximately 20% of DHA+EPA fatty acids, similar to the composition of Northern Hemisphere fish oil. A number of these Camelina lines have been successfully field tested by Rothamsted and us during the last four years at different locations within the UK, Canada and the U.S. with oil samples produced for salmon and human feeding studies. Rothamsted is continuing its research program to further improve the oil composition of Camelina oil with the goal of developing a land-based production system for a Camelina oil composition as a drop in replacement for Southern Hemisphere fish oils, which has an DHA+EPA fatty acid content in the oil of approximately 30%. We believe there may be intellectual property challenges related to the production of omega-3 oils in crops in North America until certain existing patents in Canada expire during 2025. We are currently progressing business development activities to determine the feasibility of progressing the omega-3 Camelina in North America in the near term. However, in the interim, Yield10 will focus its research and development efforts on developing advanced Camelina germplasm with the intention to introduce the omega-3 trait in the future.
Regulatory Requirements
Since the first successful commercialization of a biotechnology-derived agricultural crop in the 1990s, many new crop varieties have been developed and made available to farmers in the U.S. and worldwide. U.S. farmers have rapidly adopted many of these new biotechnology-derived varieties. According to the USDA, in 2020 over 90 percent of U.S. corn, upland cotton and soybeans planted in the U.S. were varieties produced through traditional forms of genetic engineering. A significant percentage of the production of other crops planted and harvested in the U.S., such as alfalfa, papaya and sugar beet are also biotechnology-derived.
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
(ii) The triple-edited Camelina line E3902 that combines three gene traits, C3008a, C3008b and C3009, to increase oil production.
(iii) The Camelina CRISPR edited line edited for the C3007 trait for increased oil production in Camelina.
(iv) The canola CRISPR edited line edited for the C3007 trait for improved oil production in canola.

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

In 2020, the regulatory exemptions and confirmation process under the SECURE rule took effect, representing the first comprehensive revision of APHIS’ biotechnology regulations since 1987. The revisions enable APHIS to regulate organisms developed using genetic engineering for plant pest risk with greater precision and reduces the regulatory burden for developers of organisms that are unlikely to pose plant pest risks. Once a specific plant developed through genetic engineering is found not to require regulation, new varieties of the plant containing the same genetic modification would similarly not be regulated. Since the new process was enacted, certain of our CRISPR edited Camelina C3007 lines have been confirmed by APHIS as being exempt from regulation by USDA-APHIS under 7 CFR part 340. In addition, in 2022 we filed a request under the SECURE Rule for Regulatory Status Review (RSR) with USDA-APHIS Biotechnology Regulatory Services (BRS) for herbicide tolerant Camelina. As of March 2023, a response from the agency is pending.

The EPA is responsible under the Federal Insecticide, Fungicide and Rodenticide Act for regulating pesticides with public health uses, as well as ensuring that these products do not pose unintended or unreasonable risks to humans, animals and the environment. For herbicide-tolerant crops the EPA regulates the herbicide while the USDA-APHIS regulates the crops. The EPA establishes tolerances for the allowable amount of herbicide residues that may remain on the crop. Tolerances, as defined by the EPA, are “the maximum amount of a pesticide allowed to remain in or on a food” as part of the process of regulating pesticides.
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
Canadian Regulation

In Canada, GE crops, and the food products into which they are incorporated, are regulated by multiple government agencies under a federal framework for the regulation of biotechnology products that is similar to the U.S. system.  First, the CFIA is the lead agency for ensuring that a new agricultural biotechnology crop will not pose new risks to Canadian plants, animals, and other agricultural commodities.  The Plant Biosafety Office ("PBO") is responsible for conducting environmental assessments of biotechnology-derived plants, referred to as "plants with novel traits" ("PNT").  Authority for the PBO includes both approving confined field trials with the PNT through permits and authorizing their “unconfined release” as a first step towards commercialization. PNTs are defined in the Canadian Seeds Regulations (i) as plants into which a trait or traits have been intentionally introduced, and (ii) where the trait is new in Canada and has the potential to impact the environment. The CFIA also has in place a remutation policy, whereby plants containing the same mutation as a previously authorized plant of the same species are included in the authorization of the original PNT and are therefore subject to the same conditions.
Under the Food and Drugs Act and related regulations, Health Canada is responsible for reviewing a pre-market safety assessment that must be submitted by the manufacturer or importer of a “novel food,” a term of art that includes any PNT or other biotechnology-derived foods.  The safety assessment should provide assurances that the novel food is safe when prepared or consumed according to its intended use before it enters the Canadian market and food system. A multi-disciplinary team of experts from Health Canada evaluates the data and information about the novel food and make a determination regarding whether it is safe and nutritious before it can be sold in Canada, as well as whether any restrictions are warranted under applicable law or the product’s safety profile.  Health Canada’s final decision documents regarding the safety of these novel foods are made available to the public by the government. As in the U.S., approval of a PNT or a novel food product does not take into account the method with which such product was produced. Rather, Health Canada employs a product-based (as opposed to a process-based) approach to its regulatory oversight of such emerging foods and food ingredients.
As the lead agency for public health and safety, Health Canada also works in conjunction with the CFIA on food labeling oversight when it identifies a potential health or safety issues with a food that could be mitigated through labeling or other disclosures.  For example, if the biotechnology-derived food contains a new allergen that is otherwise not present in the conventional version of the food, then specific label statements are required to alert consumers to that important health information.  However, the CFIA has primary oversight over non-health issues related to food labeling, packaging, and advertising.  Accordingly, the CFIA is the lead agency for ensuring that food labeling and advertising meet the legal requirements of the Food and Drugs Act, and that labeling representations do not create a potential risk of fraud or consumer confusion and are compliant with Canada’s voluntary disclosure standard for GE food ingredients.
Environment Canada is also available to serve as a regulatory “safety net” if a novel product does not naturally fall within the jurisdiction of the CFIA, Health Canada, or the Pest Management Regulatory Agency that oversees pesticide products.
Our work involving the development, greenhouse testing, and field testing of novel yield trait genes in crop plants requires certain government and municipal permits, and we must ensure compliance with all applicable regulations, including regulations relating to GE crops.  With laboratories and greenhouses in both the U.S. and Canada, we are also subject to regulations governing the shipment of seeds and other plant material (including GE seeds and GE plant material) between our facilities in the U.S. and Canada, including USDA-APHIS and CFIA permits for the import and phytosanitary certificates for the export of plant materials that could pose a risk to domestic agriculture.
Having deployed our own research and development operations in Saskatoon, Canada in 2010, we have been conducting field studies of various yield traits in that country since 2016 under PNT permits issued by Canadian regulators. In recent years, we have conducted field studies in Canada of multiple traits including our PHA bioplastic trait, under PNT permits.
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
In 2020, Japan published final guidelines for genome edited plants and food that state that these can be sold to the public, without the need for pre-market authorization provided they meet the criteria of being similar to products of traditional breeding.
In December 2021, Yield10 received a favorable determination from the Argentine Biosafety Commission that our genome edited Camelina lines, E3902 and the two C3007 lines, developed for increased oil content, were similar to conventional bred Camelina varieties and are not regulated under the biotechnology resolution No. 763/11 of the Ministry of Agriculture, Livestock and Fisheries in Argentina. In practice, the Argentinian authorities have confirmed that because the genome edited Camelina lines do not contain any foreign inserted DNA, these varieties can be marketed in Argentina like conventional Camelina varieties without the need for any pre-market authorizations.
In fourth quarter 2022, the Agricultural Protection Division – Forestry and Seeds in Chile indicated that our genome edited E3902 Camelina line is not under the scope of the Chilean Biotechnology Crops Resolution No. 1523 of 2001, and its amendments regarding GMOs confirming that this line is considered not regulated (non-GM) in Chile and can be cultivated like conventional crops.

In January 2022, the Chinese Ministry of Agriculture and Rural Affairs published new guidelines for the review and approval of genome edited crops and products paving the way for faster commercialization in that country.
In-License Agreements
Exclusive Collaboration Agreement with Rothamsted Research
On November 12, 2020, Yield10 signed an exclusive collaboration agreement with Rothamsted to support Rothamsted’s Flagship Program to develop omega-3 oils in Camelina. The technology developed by Rothamsted could enable the sustainable, plant-based production of omega-3 (EPA, DHA+EPA) nutritional oils that closely mimic the composition of Southern Hemisphere fish oil, an important ingredient in the production of aquaculture feed. Omega-3 oils are also essential for human nutrition and have demonstrated benefits in heart health. Rothamsted is a world-leading nonprofit research center based in Harpenden, UK, that focuses on strategic agricultural science to the benefit of farmers and society worldwide. Over the last decade, the team led by Professor Johnathan Napier, Ph.D., Science Director, has demonstrated the production of EPA, DHA+EPA oils in Camelina seed. In addition, Prof. Napier’s team has carried out multi-year field trials and multiple feeding studies with research partners using the EPA, DHA+EPA Camelina oil in different fish species. Their partners have included at least one major aquafeed company. Under the agreement, Yield10 has provided financial support for Prof. Napier’s ongoing research including further EPA, DHA+EPA trait improvement, field testing and nutritional studies. As part of the agreement, Yield10 received an exclusive two-year option to sign a global, exclusive or non-exclusive license agreement to the technology. In November 2022, Yield10 and Rothamsted agreed to extend the collaboration agreement, including the license option, without additional funding support, through December 31, 2023. Under this collaboration, Yield10 will monitor the ongoing progress by Rothamsted while developing the business plan for the initial commercial launch, which is expected to serve the salmon feed market in Chile.
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
Pursuant to the UM license agreement, we are required to use diligent efforts to develop licensed products throughout the licensed field and to introduce licensed products into the commercial market. In that regard, we are obligated to fulfill certain research, development, and regulatory milestones relating to C3007, C3010 and C3012, including completion of multi-site field demonstrations of a crop species in which C3007, C3010 and C3012 have been introduced, and filing for regulatory approval of a crop species in which C3007, C3010 and C3012 have been introduced within a specified period. Our failure to achieve any milestone provided for under the license agreement would give UM the right to terminate the license agreement or render it nonexclusive, unless we are able to reach agreement with UM as to the potential adjustment of the applicable milestone.
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
•PHA Biomaterials
•Omega-3 Oil
•Trait Licensing: Agricultural Industry Landscape
Camelina Oilseed and Alternative Cover Crops: Camelina, because it is not currently a major food crop, has been of recent interest in North America for large-scale production of feedstock oil for biofuels, both renewable diesel and sustainable aviation fuel. We believe that there is a growing interest among oilseed crushers and energy companies in sourcing non-food, low CI feedstock oil for supplying the biofuel market. Camelina is attractive, not only as a spring rotation crop, but also as a winter cover crop, enabling a second oil harvest annually for each acre planted. The general interest in cover crops has been steadily increasing over the last several years. The companies focusing on Camelina include Sustainable Oils, S&W Seed, and Smart Earth. There have also been recent investments in oilseed cover crop alternatives to Camelina including the development of carinata by NuSeed and the efforts by CoverCress Inc. over the last several years to develop pennycress as a cover crop for the mid-west corn and soybean belt.
PHA Bioplastics: Third party PHA producers are pursuing fermentation-based production systems to produce PHA bioplastics for the biodegradables market. These producers include Cheil Jedang, or CJ, of South Korea (which acquired the fermentation and polymer processing technology from Yield10 in 2016 when we were still named Metabolix Inc.), Kaneka of Japan, and Danimer Scientific. Danimer has a bioplastics compounding business that produces PHAs from fermentation of seed oils and has developed revenuegenerating relationships with a number of brand owners and consumer products companies. There are also a number of smaller pre-commercial PHA bioplastic companies, all of which, to our knowledge, are based on fermentation platforms in North America and in China. Although these companies use genetically engineered microbes and feedstocks from GMO crops for their fermentation processes, some brand owners may prefer to accept the higher cost structure for the fermentation-derived PHA bioplastic as compared to PHA Camelina because they are not made from a GMO crop.

Omega-3 Oil: The growing demand for alternative sustainable sources of fish oil for human nutrition, pharmaceutical, and aquafeed applications has made this an attractive area for investment by several companies. Alternative sources include microbial fermentation processes commercialized by Veramaris (the joint venture between Evonic and DSM, with a production facility in Blair, Nebraska) and by Archer Daniels Midland Co. (with a production facility in Clinton, Iowa). On the crop-based production side, two different genetically engineered varieties of the oilseed canola have been developed and approved by USDA-APHIS to address this growing demand. BASF Plant Sciences has developed a canola variety that produces low amounts of the omega-3 fatty acid EPA and the Australian company Nuseed has developed a canola variety that produces the omega-3 fatty acid DHA in the oil. BASF currently has patents on genes for the production of omega-3 oils in canola dating back to applications made on or before 2005. NuSeed exclusively licensed patents on the production of omega-3 oils in canola from Australia’s Commonwealth Scientific and Industrial Research Organization (CSIRO). We believe the Rothamsted technology which enables production of omega-3 EPA, DHA+EPA oil has higher potential as a drop-in replacement for fish oil in aquafeed.
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
The International Service for the Acquisition of Agri-Biotech Applications (ISAAA), an industry research group, reported that 470 million acres worldwide were planted with GM crops during 2019, the most recent year for which data is available. The planting of GM crops is centered in the Americas with North America and South America each representing approximately 44 percent of the total worldwide acres. China and India follow with approximately 8 percent and the balance of the total worldwide GM crop acreage during 2019. The remaining GM acreage was planted in the EU and the rest of world. The primary GM crops in the U.S. are corn, soybean, cotton and sugar beet. In Canada, the oilseed crop canola is the primary GM crop. Cotton is the primary GM crop grown in India and China.
In contrast to the Americas, the EU has been resistant to the adoption of GM crops and has relied heavily on plant breeding programs for capturing crop yield improvements over the last 20 years. In 2019, Spain was the largest producer of GM crops in Europe, based on cultivation of GM corn representing approximately 20 percent of the country’s crop that year. Certain GM crops have been approved for cultivation in some European countries, while other countries have imposed outright bans on cultivation of GM crops.
According to the market sector research and analytics firm, Markets and Markets, the total global seed market was estimated at $63 billion in 2021 and is projected to grow to more than $86 billion by 2026. According to the ISAAA, in 2019 the global adoption of biotech crops was recorded for 72 countries with 29 planting and an additional 43 importing for food, feed, and processing. That year, a total of 190.4 million hectares of biotech crops were grown in 29 countries. The top five biotech crop growing countries worldwide are the United States, Brazil, Argentina, Canada, and India. The traits being commercialized today by the agricultural industry mainly address crop protection, which involves preventing crop damage by weeds, insects and other pests that lower expected crop yield. As technology has advanced, “trait stacking,” or the practice of adding multiple traits to an elite plant line, has become commonplace as a strategy to protect yield. As the industry has developed, the practice of inter-licensing traits between research and development driven seed companies has led to a proliferation of branded seed products on the market today.
The GM seed business in North America is dominated by large multinational companies and their subsidiaries including BASF Corporation, Bayer Crop Science, Corteva Agriscience, Syngenta, and AgReliant Genetics, LLC. These companies have significant resources, extensive experience and track records of successfully developing, testing and commercializing high performing seed lines as well as new traits for GM crops. They offer farmers conventional and biotechnology seeds as well as crop protection chemicals, biologicals, fertilizers and other products and technologies aimed at supporting the on-farm efficiency of managing crops in the field as well as managing the overall cost of crop production through to successful harvest.

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
Recent advances in biotechnology, including gene editing, have led to the formation of companies focusing on yield trait discovery, biologicals for pest control, agbiome strategies and precision agriculture. There are startups, privately held and publicly traded companies involved in this space. Such companies include AgBiome LLC, Arcadia Biosciences, Inc., Benson Hill Biosystems, Inc., BioCeres S.A., Calyxt, Inc., Cibus Ltd., Evogene Ltd., Inari Agriculture, Inc., Indigo Agriculture, Inc., Kaiima Bio-Agritech Ltd., and Pairwise Plants LLC, many of which have greater resources and experience than we have.
Intellectual Property
Our continued success depends in large part on our proprietary technology. As of December 31, 2022, we owned or held exclusive rights to 19 patent families, including 15 issued patents and 41 pending patent applications, related to advanced technologies for increasing yield in crops, in the United States and throughout the world. As part of our agreement with Rothamsted, we have an exclusive option to license two patent families, RR213 and RR305, including six issued patents and four pending applications, including both the original patent filing for the production of EPA, DHA+EPA oil in Camelina and for an improvement patent filed after the agreement was signed. Our portfolio of patent applications includes plant science technologies we have in-licensed globally and exclusively from the University of Massachusetts related to the yield trait gene C3003 and other advanced technologies based on advanced metabolic engineering methods to improve carbon capture and selectively control carbon partitioning in plants. Our portfolio of patent applications also includes advanced technologies for oilseed crops that we in-licensed globally and exclusively from the University of Missouri in 2018 and 2019 related to the yield trait genes C3007, C3010 and C3012.
We continue to seek, develop and evaluate new technologies and related intellectual property that might enhance our business strategy, industry position or deployment options.
Human Capital Resources
As of December 31, 2022, we had 30 full-time employees. Of those employees, 24 were in research and development. Among our staff, 15 hold Ph.D.’s and 11 hold masters’ or bachelors’ degrees in their respective disciplines. Our technical staff has expertise in the following areas: plant genetics, plant biology, microbial genetics, bioinformatics, metabolic engineering and systems biology. Our headquarters is located in Massachusetts, and our wholly-owned subsidiary, Yield10 Oilseeds Inc. ("YOI"), maintains a research and development facility, including greenhouse facilities, in Saskatoon, Canada. None of our employees are subject to a collective bargaining agreement and we consider our relationship with our employees to be good.
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
These investments and the prioritization of employee health, safety, and wellness took on particular significance in 2020 through 2022 in light of COVID-19. To protect and support our team members, we implemented health and safety measures that included maximizing personal workspaces, altering work schedules, and providing personal protective equipment. To aid in containing the spread of COVID-19, we also implemented remote-work options and limited employee travel. We continue to monitor this rapidly evolving situation and will continue to seek programs to educate and assist employees whenever possible.
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
•Our financial condition and results of operations could be adversely affected by public health epidemics, including the continued evolution of the coronavirus outbreak.

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
We have recorded losses every year since our inception, with the exception of 2012. As of December 31, 2022, our accumulated deficit was $399,697. Since 1992, we have been engaged primarily in research and development and early-stage commercial activities. Because our crop science technology is at an early stage of development, we cannot be certain that our business will generate sufficient revenue to become profitable. We expect to continue to have significant losses and negative cash flow for at least the next several years, as we incur additional costs and expenses for the continued development of our technology, including the ongoing expenses of research, development, commercialization and administration. The amount of money we spend will impact our need for capital resources as well as our ability to become profitable and this will depend, in part, on the number of new technologies that we attempt to develop. We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable or achieve significant, or any, product revenues.

We will need to secure additional funding to finance our operations and may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.
As of December 31, 2022, we had unrestricted cash, cash equivalents and short-term investments of $4,347. We estimate that our cash resources will be sufficient to fund operations and meet our obligations into the second quarter of 2023. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our current cash forecast, we expect that our present capital resources will not be sufficient to fund our planned operations for that period of time, which raises substantial doubt as to the Company's ability to continue as a going concern. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. Our ability to continue operations after our current cash resources are exhausted will depend upon our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If additional funds are not available when required, we will be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment.
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

We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our common stock on The Nasdaq Capital Market ("Nasdaq"). Nasdaq listing rules require us to maintain certain closing bid price, stockholders’ equity and other financial metric criteria in order for our common stock to continue trading on Nasdaq. For example, Nasdaq Listing Rule 5550(a)(4) requires companies to maintain a minimum of 500,000 publicly held shares. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. To meet the criteria for continued listing under the equity standard, Nasdaq Listing Rule 5550(b)(1) requires companies to demonstrate stockholders' equity of at least $2.5 million.
Currently, our primary source of our revenue is government research grants; continued availability of grant funding is uncertain and contingent on our compliance with the requirements of the grant.
Historically, a portion of our revenue has been generated from payments to us from government entities in the form of government grants, whereby we are reimbursed for certain expenses incurred in connection with our research and development activities, subject to our compliance with the specific requirements of the applicable grant, including rigorous documentation requirements. To the extent that we do not comply with these requirements, the expenses that we incur may not be reimbursed. Our existing grant or new grants that we may obtain in the future may be terminated or modified. We are a participant in a grant from the Department of Energy with Michigan State University, as amended, which has been our primary source of grant revenue over the past five years. The final year of the grant ends on September 14, 2023, and we may be unable to obtain a new grant to replace the loss of this source of grant revenue.
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
Our financial condition, research and development efforts, and results of operations could be further adversely affected by the continued evolution of the coronavirus outbreak.
Any outbreak of contagious diseases, such as COVID-19, or other adverse public health developments, could have a material and adverse effect on our business operations. The continued evolution of COVID-19 and its variants, as well as periodic spikes in infection rates and local outbreaks, in spite of safety measures or vaccinations, could cause disruptions to our operations or those of third parties with whom we engage. The COVID-19 pandemic has led to global supply chain challenges, which could adversely impact our ability to conduct business in the manner and timelines presently planned. As new variants of the virus appear, especially variants that are more easily spread, cause more serious outcomes, or are resistant to existing vaccines, new health orders and safety protocols could further impact our operations. We will continue to monitor developments of the pandemic and continuously assess its potential further impact on our operations to prevent any disruptions to the conduct of our business. In the event of a prolonged continuation of the pandemic, it is not clear what the potential impact may be on our business, financial position and financial performance.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates and overall economic conditions and uncertainties. For instance, for the twelve months ended December 31 2022, the U.S. Bureau of Labor Statistics reported that the Consumer Price Index for All Urban Consumers increased 6.5 percent. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased cost of labor, weakening exchange rates and other similar effects. Recently inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of our research and developments, administration and other costs of doing business. Inflation could also adversely affect the ability of growers to enter into and fulfill their obligations under Camelina grain production agreements with the Company. An economic downturn, including as a result of COVID-19, could result in a variety of risks to our business, including weakened demand for our products and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers and suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
The ongoing war between Russia and Ukraine may adversely affect our business, financial condition or results of operations.
The short and long-term implications of the ongoing war between Russia and Ukraine are difficult to predict at this time. To date, we have not experienced any material interruptions in our infrastructure, supplies, technology systems, or networks needed to support our operations. However, Ukraine, and the Black Sea region in general, are a major exporter of wheat and corn to the world, and the disruption of supply could cause volatility in prices and margins of these commodities and related products. Ukraine is also the largest supplier of sun seed and sun oil in the world, which cannot be completely replaced from other geographic regions. The conflict in Ukraine has created disruptions in global supply chains and is expected to create dislocations of key agricultural commodities. While Yield10 has no direct business operations or assets within either Ukraine or Russia, the Company's plans and operating results could be adversely affected by a number of factors, including the crop growing decisions made by farmers in the U.S., Canada, and South America as a consequence of supply shortages and rising commodity prices. These rising prices may negatively impact our ability to contract suitable acreage for future crop trials or could delay our plans to commercialize Yield10's first Camelina plant varieties.
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
The technology and processes used in our crop science program and the application of our technology to develop Camelina as a platform crop for large scale production of low-carbon sustainable seed products to address applications in petroleum replacement, food and nutrition markets, are at an early stage of development. Research and development in the seed, agricultural biotechnology, and larger agriculture industries is expensive and prolonged and entails considerable uncertainty. Completion of development work with respect to our products will require a significant investment of both time and money, if it can be completed at all. We expect that collaborations with established agricultural industry companies may be required to successfully develop and commercialize our innovations. We may not be successful in establishing or maintaining suitable additional relationships with established agricultural industry companies for research licenses in the future, and there can be no assurance that any such relationships will result in future collaboration agreements to develop and commercialize our innovations, with terms that are satisfactory to us or at all. In addition, industry collaborators have significant resources and development capabilities and may develop products and technologies that compete with or negatively impact the development and commercialization of our technologies.
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
Complying with the Canadian regulations is a costly, time-consuming process and could substantially delay or prevent the commercialization of our products. In addition, we cannot assure that CFIA and Health Canada regulations or the agencies’ implementation of those regulations will not change, or that the legislative framework in Canada for biotechnology-derived crops, whether for genome edited plants or plants modified using the insertion of recombinant DNA, will not be amended or otherwise changed in a manner that could result in additional compliance costs or delay, or prevent the commercialization of any potential commercial products containing our seed traits, which could adversely affect our ability to generate revenues and to achieve profitability.
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
Our commercial success may depend in part on our obtaining and maintaining patent protection for our technologies in the United States and other jurisdictions, as well as successfully enforcing and defending this intellectual property against third-party challenges. If we are not able to obtain or defend patent protection for our technologies, then we will not be able to exclude competitors from developing or marketing such technologies, and this could negatively impact our ability to generate sufficient revenues or profits from product sales and/or licensing to justify the cost of development of our technologies and to achieve or maintain profitability. Our currently issued patents include five patents on our C3003 gene in-licensed from the University of Massachusetts, three patents on C4001 and other novel yield traits, and one patent relating to our historical business. Our currently issued patents have expiration dates ranging from 2033 through 2038. New pending patent applications owned by or licensed to us relating to crop yield improvements have earliest effective filing dates ranging from 2013 through 2023 and include a new patent application on a breakthrough technology for producing PHA biomaterials in crops. This patent application would have an expiration date in 2040 if granted, however, we may not be able to obtain sufficiently broad claims to cover the new invention.
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
The field of genome editing, especially in the area of CRISPR technology, is still in its infancy. Due to the intense research and development that is taking place in this field by several companies, including us and our competitors, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There has been, and may continue to be, significant intellectual property related litigation and proceedings relating to this area in the future. If it is later determined that any patent rights using the CRISPR technology that we obtained under license are invalid or owned by other parties, this could have a material adverse effect on our business.
We rely in part on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could harm our business.
We rely on trade secrets to protect some of our technology and proprietary information, especially where we believe patent protection is not appropriate or obtainable as is the case for our GRAIN trait gene discovery platform. However, trade secrets are difficult to protect. Litigating a claim that a third-party had illegally obtained and was using our trade secrets would be expensive and time consuming, and the outcome would be unpredictable. Moreover, if our competitors independently develop similar knowledge, methods and know-how, it will be difficult for us to enforce our rights and our business could be harmed.
Risks Relating to Owning our Common Stock
Raising additional funds may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.
Execution of our business plan requires additional financing. If we raise additional funds through equity offerings or offerings of equity-linked securities, including warrants or convertible debt securities, we expect that our existing stockholders will experience significant dilution, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of current stockholders. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities, including covenants limiting or restricting our ability to incur additional debt, dispose of assets, or make capital expenditures. We may also incur ongoing interest expense and be required to grant a security interest in our assets in connection with any debt issuance. If we raise additional funds through strategic partnerships or licensing agreements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.
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
Based on the number of shares outstanding as of March 7, 2023, our officers, directors and stockholders who hold at least 5 percent of our stock beneficially own a combined total of approximately 30.8 percent of our outstanding common stock, including shares of common stock subject to stock options and warrants that are currently exercisable or are exercisable within 60 days after March 7, 2023. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combinations or other significant transactions. The interests of one or more of these stockholders may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of March 7, 2023, Jack W. Schuler (and his related entities) beneficially owned approximately 23.7 percent of our common stock. To the extent that this or any other significant stockholders oppose any proposal put forth for stockholder approval by our board of directors, they control a sufficient percentage of our outstanding shares to cause such proposal to either fail or be very difficult to achieve without their support. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market price for their shares of common stock. The concentration of ownership also may contribute to the low trading volume and volatility of our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES

We do not own any real property. We are party to a lease agreement pursuant to which we lease 22,213 square feet of office and research and development space located at 19 Presidential Way, Woburn, Massachusetts. This lease began on June 1, 2016 and will end on November 30, 2026, and does not include any options for the early termination or the extension of the lease. We have provided the landlord with a security deposit of $229.

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
Our wholly-owned subsidiary, YOI, located in Saskatoon, Saskatchewan, Canada, leases approximately 9,600 square feet of office, laboratory and greenhouse space located within Innovation Place at 410 Downey Road and within the research facility of National Research Council Canada located at 110 Gymnasium Place. These leases do not contain renewal or early termination options. YOI's leases for these facilities generally have terms of one year, and are extended annually through amendment. Most of these leases will expire on various dates through September 30, 2023.
ITEM 3.    LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR DIRECTORS AND EXECUTIVE OFFICERS

Directors

Robert L. Van Nostrand
Chairman of the Board of Directors

Oliver P. Peoples, Ph.D.
President and Chief Executive Officer

Sherri M. Brown, Ph.D.
Independent Consultant

Richard W. Hamilton, Ph.D.
Chief Executive Officer and Director at Prosper DNA, Inc.

Willie Loh, Ph.D.
Independent Consultant

Anthony J. Sinskey, Sc.D.
Professor of Microbiology, Massachusetts Institute of Technology

Executive Officers

Oliver P. Peoples, Ph.D.
President and Chief Executive Officer

Lynne H. Brum

Vice President, Planning and Corporate Communications

Charles B. Haaser
Vice President, Finance, Chief Accounting Officer and Treasurer

Kristi D. Snell, Ph.D.
Vice President, Research and Chief Science Officer

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is traded on the Nasdaq Capital Market under the symbol "YTEN."
Stockholders
As of March 8, 2023, there were 5,069,380 shares of our common stock outstanding held by 27 stockholders of record.
Unregistered Sales of Securities
On January 4, 2023, we issued 17,578 shares of common stock to participants in our Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities was exempt from registration pursuant to Section 3(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2022, there were no repurchases made by us or on our behalf, or by any "affiliated purchasers," of shares of our common stock.
ITEM 6. [RESERVED]
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.  All dollar amounts are stated in thousands.
Overview
    Yield10 Bioscience, Inc. ("Yield10" or the "Company") is an agricultural bioscience company focused on the large-scale production of low carbon sustainable products from processing Camelina seed using the oilseed Camelina sativa ("Camelina") as a platform crop. These seed products include:
•Camelina oil for use as a low carbon biofuel feedstock
•Omega-3 oils for nutrition
•PHA Bioplastics for biodegradable zero waste packaging solutions
The co-product from producing these seed products is Camelina meal which has a protein content of over 40% and is currently approved for use in a range of animal feed rations.
Our commercial plan is based on developing and releasing a series of proprietary elite Camelina seed varieties incorporating genetic traits from our development pipeline which offer improved on-farm performance that we anticipate will lead to increased acreage adoption and seed and grain product revenue. We also plan to create additional value for our shareholders by licensing yield and seed oil traits from our pipeline to large seed companies for commercialization in major food crops, including corn, soybean and canola. Yield10 is headquartered in Woburn, Massachusetts and has an Oilseed Center of Excellence in Saskatoon, Saskatchewan, Canada.
Government Grants
On February 26, 2021, Yield10 Oilseeds, Inc. (“YOI”), the Company’s wholly-owned Canadian research subsidiary, received a research grant through the Industrial Research Assistance Program ("IRAP") administered by National Research Council Canada ("NRC"). The objective of the grant was to provide financial research assistance to innovative, early-stage small and medium-sized enterprises. Under the terms of the agreement, NRC agreed to contribute up to a maximum of $39 for payroll costs incurred by YOI during the period from December 20, 2020 to March 13, 2021. During the first quarter of 2021, YOI submitted claims for eligible payroll costs and recognized grant revenue for the full amount of the award.
During 2018, we entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Our participation under this five-year grant has been awarded incrementally on an annual basis with the first year commencing on September 15, 2017. Funding for this sub-award for the full grant amount of $2,957 was appropriated by the U.S. Congress through the contractual year ending in September 2022. During the years ended December 31, 2022 and December 31, 2021, we recognized $450 and $575, respectively, from this sub-award.
As of December 31, 2022, proceeds of $60 remain to be recognized under our MSU sub-award as shown in the table below. During June 2022, the parties amended the sub-award to extend its termination date to September 15, 2023, to allow Yield10 time to utilize the remaining grant funds.

Program Title	Funding Agency	Total Government Funds	Total revenue recognized through December 31, 2022	Remaining amount to be recognized as of December 31, 2022	Contract/Grant Expiration
Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$2,957	$2,897	$60	September 15, 2023
Funding from National Research Council Canada through its Industrial Research Assistance Program (NRC-IRAP) entitled "Innovation Assistance Program"	National Research Council Canada	39	39	—	March 13, 2021
Total		$2,996	$2,936	$60
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
Through December 31, 2022, YOI performed research and development services for Yield10 under a research services agreement subject to intercompany transfer pricing regulations established in the U.S. and Canada. These regulations required that YOI earn an arms-length profit from the research services, calculated in accordance with U.S. and Canadian tax regulations. YOI has historically filed for research tax credit carryforwards in the past that have been used to offset its taxable income generated as a result of the intercompany profit. These accumulated Canadian research credits were recorded as a deferred tax asset within our consolidated balance sheet at December 31, 2021, based on our judgment that YOI would continue to earn taxable income in the future and the deferred tax asset would be realized. However, in our current estimation, the negative evidence related to the Company's decline in its cash and short-term investment balances through the end of 2022 now outweighs the positive evidence of YOI's historic earnings. We believe that it is now more likely than not that the remaining deferred tax assets will not be utilized and, as such, we have recorded a full valuation allowance against the remaining deferred tax asset in Canada.
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
Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year ended December 31,
	2022	2021	Change
Grant revenue	$450	$614	$(164)
Grant revenue was $450 and $614 for the years ended December 31, 2022 and 2021, respectively. All of the grant revenue recorded during the year ended December 31, 2022 was derived from the Company's DOE sub-award with MSU.

During the year ended December 31, 2021, grant revenue of $575 and $39 was recognized from the DOE sub-award and the short-term NRC grant that was awarded to YOI in February 2021, respectively.
We anticipate that grant revenue will decrease during the year ended December 31, 2023 in comparison to the year ended December 31, 2022, as a result of lower remaining grant appropriations of $60 that we expect to earn during the first quarter of 2023 from our MSU sub-award that ends in September 2023. We currently cannot assess whether additional U.S. or Canadian government research grants will be awarded to us during 2023. Our forecast related to grant revenue is subject to change, however, should we receive new grants or if our ability to earn revenue from our existing grant is negatively impacted by the COVID-19 pandemic.
We contracted with growers in Canada and the U.S. for small-scale Camelina winter grain production in the fall of 2022, for approximately 1,000 total acres, to supply oil to the renewable diesel fuel market. Harvest of this first winter commercial grain production is expected to occur in the summer of 2023, at which time we anticipate that we may begin to recognize grain revenue in amounts scaled to the grain yield and the number of acres under contract. Future grain revenue derived from our upcoming spring 2023 grower agreements and future growing seasons will be based, among other things, on our ability to scale up commercial seed production, engage with growers and enter into offtake agreements with customers in the renewable diesel market.
Operating Expenses

	Year ended December 31,
	2022	2021	Change
Research and development expenses	$7,750	$6,201	$1,549
General and administrative expenses	6,151	6,105	46
Total operating expenses	$13,901	$12,306	$1,595
Research and Development Expenses
Research and development expense increased by $1,549, or 25%, from $6,201 during the year ended December 31, 2021 to $7,750 during the year ended December 31, 2022. The 2022 increase is primarily due to higher employee compensation and benefits expense, expanded crop trial costs, higher third-party research services, costs associated with pre-commercial Camelina seed production and increased facility-related expenses. Employee compensation and benefits increased by $497 from $3,547 during the year ended December 31, 2021 to $4,044 during the year ended December 31, 2022. The increase is primarily the result of a $600 increase in payroll charges generated from annual employee compensation increases and our hiring of additional staff. Stock-based employee compensation expense also increased by $82 during the year ended December 31, 2022 due to employee stock options awarded during the past year. Lower recruiting related expenses of $74 offset a portion of these increased employee related expenses. Crop trial expense increased by $366 during the year ended December 31, 2022 in comparison to the year ended December 31, 2021 and primarily stems from our evaluation of Camelina plant varieties, including those demonstrating herbicide tolerance. Third-party research services increased by $154 during the year ended December 31, 2022 in comparison to the previous year and is primarily the result of DNA sequencing and other analytical work undertaken for regulatory purposes. During the year ended December 31, 2022, we also incurred $226 in charges for pre-commercial Camelina seed production, including seed multiplication, cleaning, packaging and storage costs. We did not have similar expenses during the year ended December 31, 2021. Facility-related expenses increased by $138 during the year ended December 31, 2022, primarily as a result of our leasing additional laboratory and greenhouse space in support of our Camelina research activities in Saskatoon, Saskatchewan, Canada.
Based on current planning and forecasting, we anticipate that our research and development expenses during the year ended December 31, 2023 will increase above levels incurred during the year ended December 31, 2022, as we continue our efforts to develop and commercialize Camelina plant varieties for the following markets: feedstock oil for renewable diesel, PHA bioplastics, omega-3 oil for nutraceuticals, and aquaculture fish feed and as a protein meal to be used in animal feed markets. The increased expenses will include employee compensation and benefits from recent and future personnel hiring, further expansion of our crop trial programs, seed scale up and pre-commercial Camelina production activities. Our forecast related to research and development expense is subject to change and may be impacted by our ability to raise additional working capital to support our planned operations, the potential impact of the COVID-19 pandemic or the advent of third-party collaborations or other business opportunities that could alter our plans.

General and Administrative Expenses
General and administrative expenses were $6,151 and $6,105 for the fiscal years ended December 31, 2022 and December 31, 2021, respectively. The increase of $46, or 1%, was primarily due to increased employee compensation and benefits expense that increased by $66, from $2,762 during the year ended December 31, 2021 to $2,828 during the year ended December 31, 2022. The net increase was primarily the result of a $146 increase in stock-based compensation expense partially offset by reductions in employee payroll and bonus expenses of $32 and lower recruiting-related expenses of $56.
Based on current planning and forecasting, we anticipate that our general and administrative expenses during the year ended December 31, 2023 will increase to levels above expenses incurred during the year ended December 31, 2022, as we scale up activities in support of our commercial growth, including increasing employee headcount, legal expenses, license payments and travel-related expenses in support of business development. Our forecast related to general and administrative expense is subject to change and may be impacted by our ability to raise additional working capital to support our plans, the potential impact of the COVID-19 pandemic or the advent of new third-party collaborations or other business opportunities that could alter our plans.

Other Income (Expense), net

	Year ended December 31,
	2022	2021	Change
Gain on investment in related party	$—	$700	$(700)
Other income (expense), net	41	(3)	44
Total other income (expense), net	$41	$697	$(656)

Gain on Investment in Related Party
During 1999, Yield10 entered into a technology sublicense agreement with Tepha, Inc. ("Tepha"), a privately held related party engaged in the development of medical products. Yield10 received 648,149 shares of Series A Convertible Preferred Stock of Tepha ("Tepha Shares") during 2002 as consideration for outstanding license payments due to Yield10 totaling $700. During 2005, the Company determined the value of the Tepha Shares was impaired resulting in their write off through a charge to other income (expense). In May 2021, the board of directors of Tepha approved and authorized the merger of Tepha with Becton Dickinson Global Holdings, Inc. ("Becton Dickinson"). On July 26, 2021, Yield10 received cash consideration of $700 in exchange for the surrender of its Tepha Shares upon the closing of the sale of Tepha to Becton Dickinson. As a result, the Company recorded the $700 as a gain on investment in related party within other income (expense) during the year ended December 31, 2021.
Interest Income (expense), net
    Other income (expense) for the years ended December 31, 2022 and December 31, 2021 was derived primarily from investment income earned from the Company's cash equivalents and investments offset by interest expense and investment management fees incurred during the year.
Liquidity and Capital Resources
Since our inception, we have incurred significant expenses related to our research, development and commercialization efforts, which in recent years have been focused on Camelina. With the exception of 2012, we have recorded annual losses since the Company's initial founding, including our fiscal year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $399,697. Our total unrestricted cash, cash equivalents and short-term investments as of December 31, 2022, totaled $4,347 as compared to $15,990 at December 31, 2021. As of December 31, 2022, we had no outstanding debt.
Our cash, cash equivalents and short-term investments at December 31, 2022 were held for working capital purposes. As of December 31, 2022, we had restricted cash of $264, which consisted of $229 held in connection with the lease agreement for our Woburn, Massachusetts facility and $35 held in connection with our corporate credit card program.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal, and consequently, investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity and concentration limits, and liquidity requirements. As of December 31, 2022, we were in compliance with this policy.
Material Cash Requirements
Subject to obtaining additional working capital funding, we currently anticipate net cash usage of $13,000 to $14,000 to fund our operations during 2023, including our expanded research and development, administrative and Camelina commercial launch activities.
We require cash to fund our working capital needs, to purchase capital assets, to pay our lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government research grants and income earned on cash equivalents and short-term investments.
We routinely enter into contractual commitments with third parties to support our operating activities. The more significant of these commitments includes real estate operating leases for our office, laboratory and greenhouse facilities located in the U.S. and Canada. In addition, we typically enter into annual premium funding arrangements through our insurance broker that allows us to spread the payment of our directors' and officers' liability and other business insurance premiums over the terms of the policies. Our material commitments also include arrangements with third party growers located in North and South America for the execution of crop trials and seed scale-up activities to further our trait development goals and to progress the commercial development of our Camelina plant varieties. The aggregate cost of these contracted crop activities is substantial. In the fall of 2022, we also began entering into Camelina grain production contracts for the winter 2022/2023 season that contain minimum guaranteed payments per acre as an incentive for growers to work with us. From time-to-time, we also enter into exclusive research licensing and collaboration arrangements with third parties for the development of intellectual property related to trait development. These long-term agreements typically include initial licensing payments and future contingent milestone payments associated with regulatory filings and approvals as well as potential royalty payments based on future product sales. Generally, these licensing arrangements contain early termination provisions within the terms of the respective agreements.
The Company has no off-balance sheet arrangements as defined in Item 303(b) of Regulation S-K of the Securities Exchange Act of 1934.
Going Concern
We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our current cash forecast, we expect that our present capital resources will not be sufficient to fund our planned operations for at least that period of time, which raises substantial doubt as to the Company's ability to continue as a going concern. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. Our ability to continue operations after our current cash resources are exhausted will depend upon our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, and additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If additional funds are not available when required, we will be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment.
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

At-The-Market ("ATM") Program
On January 24, 2023, we entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim Group LLC ("Maxim"), under which we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $4,200 from time to time through Maxim, acting exclusively as the Company's sales agent (the "Offering"). On January 24, 2023, we filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering under our existing Registration Statement on Form S-3 (File No 333-254830), which was declared effective on April 2, 2021. We intend to use the net proceeds of the Offering primarily for working capital and general corporate purposes. Maxim will be entitled to compensation at a fixed commission rate of 2.75% of the gross sales price per share sold. In addition, we agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel.
We are not obligated to make any sales under the Sales Agreement and no assurance can be given that we will sell any shares,, or the dates on which any such sales will take place. The Sales Agreement will continue until the earliest of (i) twelve (12) months following the date of the Sales Agreement, (ii) the sale of shares thereunder having an aggregate offering price of $4,200, and (iii) the termination by us upon ten (10) days written notice or by Maxim immediately upon written notification to the Company.
From January 24, 2023 through March 14, 2023, we issued 94,665 shares of common stock in connection with the ATM at per share prices between $3.03 and $4.08, resulting in net proceeds to the Company of approximately $290 after subtracting sales commissions.
Fiscal Year 2022 Cash Usage
Net cash used in operating activities was $11,404 during the year ended December 31, 2022, compared to net cash used by operating activities during 2021 of $9,253. Net cash used by operations during the year ended December 31, 2022 primarily reflects the net loss of $13,566, cash payments made to reduce the Company's lease liabilities of $520 and our payment of 2021 bonus compensation of $378 during early 2022. Non-cash charges offsetting a portion of the net loss include depreciation and amortization expense of $263, stock-based compensation expense of $1,903, our 401(k) stock matching contribution expense of $133 and non-cash lease expense of $393 resulting from amortization of our right-of-use asset. The net cash usage for operating activities during the year ended December 31, 2021 of $9,253 was primarily the result of the Company's net loss of $11,031, cash payments to reduce the Company's lease liabilities of $463 and our payment of 2020 bonus compensation of $460. Non-cash charges offsetting a portion of the net loss included depreciation and amortization expense of $220, stock-based compensation expense of $1,675, our 401(k) stock matching contribution expense of $112 and non-cash lease expense of $358.
Net cash of $8,522 was provided by investing activities during the year ended December 31, 2022, compared to net cash used for investing activities during 2021 of $4,578. During the year ended December 31, 2022, the Company purchased $2,445 in short-term investments, primarily U.S. Treasury notes and federal agency bonds. Also during 2022, $11,121 of our short-term investments matured and converted to cash. During the year ended December 31, 2021, we purchased $10,639 in similar short-term investments and investments totaling $6,250 matured and converted to cash.
Net cash of $37 was used by financing activities during the year ended December 31, 2022, compared to net cash provided by financing activities of $15,746 during the year ended December 31, 2021. During the year ended December 31, 2021, the Company completed a public offering of 1,040,000 shares of its common stock at a price of $12.25 per share, receiving proceeds of $12,740 before issuance costs of $747. Also during 2021, a total of 481,973 Series A and Series B warrants issued in the Company's November 2019 securities offering were exercised by warrant holders, providing $3,856 in cash proceeds.
Related Party Transactions
During 1999, the Company entered into a technology sublicense agreement with Tepha, which was a related party engaged in the development of medical products. Yield10 received 648,149 shares of Series A Convertible Preferred Stock of Tepha during 2002 as consideration for outstanding license payments due to Yield10 totaling $700. In July 2021, Tepha merged with Becton Dickinson and we received cash consideration of $700 in exchange for our Tepha Shares.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that as of December 31, 2022 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in the 2017 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Directors and Executive Officers,” “Corporate Governance and Board Matters” and “Code of Business Conduct and Ethics” in our proxy statement for the 2023 annual meeting of stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters” and “Compensation Risk Assessment” in our proxy statement for the 2023 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Securities Authorized for Issuance under Equity Compensation Plans” and "Proposal 2: Approval of an Amendment to the Company's 2018 Stock Option and Incentive Plan" in our proxy statement for the 2023 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions,” “Corporate Governance and Board Matters” and “The Board of Directors and its Committees” in our proxy statement for the 2023 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICE
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accountants” in our proxy statement for the 2023 annual meeting of stockholders.

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
(3)Exhibits
See Item 15(b) below.
(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1	Asset Purchase Agreement between Metabolix, Inc. and CJ Research Center LLC, dated September 16, 2016.		Form 8-K (Exhibit 2.1)	9/21/2016	001-33133
3.1.1	Amended and Restated Certificate of Incorporation, as amended, of the Registrant.		Form 10-Q (Exhibit 3.1)	8/9/2018	001-33133
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.		Form 8-K (Exhibit 3.1)	1/15/2020	001-33133
3.1.3	Certificate of Designation of Preferences, Rights and Limitations with respect to the Series A Preferred Stock.		Form 8-K (Exhibit 3.1)	11/20/2019	001-33133
3.1.4	Certificate of Designation of Preferences, Rights and Limitations with respect to the Series B Preferred Stock.		Form 8-K (Exhibit 3.2)	11/20/2019	001-33133
3.2	Amended and Restated By-laws of the Registrant.		Form 10-Q (Exhibit 3.1)	11/10/2021	001-33133
4.1	Description of Securities of the Registrant.	X
4.2	Specimen Stock Certificate for shares of the Registrant's Common Stock.		Form 10-Q (Exhibit 4.1)	11/12/2020	001-33133
4.3	Form of Investor Warrant to Purchase Common Stock.		Form 8-K (Exhibit 4.1)	7/5/2017	001-33133
4.4	Form of Series A Common Warrant to purchase shares of Common Stock.		Form S-1/A (Exhibit 4.3)	12/15/2017	333-221283
4.5	Form of Common Stock Purchase Warrant.		Form 8-K (Exhibit 4.1)	11/20/2019	001-33133
10.1†	2006 Stock Option and Incentive Plan.		Form S-1/A (Exhibit 10.3)	10/20/2006	333-135760
10.1.1†	2006 Stock Option and Incentive Plan, Form of Incentive Stock Option Agreement.		Form S-1/A (Exhibit 10.3.1)	10/20/2006	333-135760
10.1.2†	2006 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Agreement.		Form S-1/A (Exhibit 10.3.2)	10/20/2006	333-135760
10.1.3†	2006 Stock Option and Incentive Plan, Form of Director Non-Qualified Stock Option Agreement.		Form S-1/A (Exhibit 10.3.3)	10/20/2006	333-135760

10.2†	2014 Stock Option and Incentive Plan, Revised and Restated.		Form 10-Q (Exhibit 10.1)	8/13/2015	001-33133
10.2.1†	2014 Stock Option and Incentive Plan, Form of Incentive Stock Option Award.		Form 10-K (Exhibit 10.3.1)	3/25/2015	001-33133
10.2.2†	2014 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Award.		Form 10-K (Exhibit 10.3.2)	3/25/2015	001-33133
10.2.3†	2014 Stock Option and Incentive Plan, Form of Restricted Stock Unit Award.		Form 10-K (Exhibit 10.3.3)	3/25/2015	001-33133
10.3†	Amended and Restated 2018 Stock Option and Incentive Plan.		Form 10-Q (Exhibit 10.1)	8/11/2021	001-33133
10.3.1†	Amended and Restated 2018 Stock Option and Incentive Plan, Form of Stock Option Agreement.		Form 10-K (Exhibit 10.2.5)	3/28/2019	001-33133
10.3.2†	2018 Stock Option and Incentive Plan, Form of Restricted Stock Unit Agreement.		Form 10-K (Exhibit 10.2.6)	3/25/2020	001-33133
10.4†	Employment Agreement between the Company and Oliver P. Peoples dated March 28, 2017.		Form 10-K (Exhibit 10.3)	3/30/2017	001-33133
10.5†	Employment Agreement between the Company and Charles B. Haaser dated March 28, 2017.		Form 10-K (Exhibit 10.4)	3/30/2017	001-33133
10.6†	Employment Agreement between the Company and Lynne H. Brum dated March 28, 2017.		Form 10-K (Exhibit 10.6)	3/30/2017	001-33133
10.7†	Employment Agreement between the Company and Kristi Snell dated March 28, 2017.		Form 10-K (Exhibit 10.8)	3/30/2017	001-33133
10.8†	Form of Employee Noncompetition, Confidentiality and Inventions Agreement between the Company and its Employee.		Form 10-K (Exhibit 10.9)	3/30/2017	001-33133
10.9†	Form of Indemnification Agreement between the Registrant and its Directors and Officers.		Form S/1/A (Exhibit 10.14)	10/20/2006	333-135760
10.10	Standstill Agreement dated June 19, 2015 between the Company and Jack W. Schuler, Renate Schuler and the Schuler Family Foundation.		Form 8-K (Exhibit 10.1)	6/17/2015	001-33133
10.11	Lease Agreement between the Company and ARE MA Region No. 20, LLC dated January 20, 2016 for the premises located at 19 Presidential Way, Woburn, MA.		Form 8-K (Exhibit 10.1)	1/26/2016	001-33133
10.12	Sublease between CJ Research Center LLC and the Company, dated as of September 16, 2016.		Form 10-K (Exhibit 10.20)	3/30/2017	001-33133
10.13	Form of Securities Purchase Agreement dated July 3, 2017 between the Company and the Purchasers named therein.		Form 8-K (Exhibit 10.1)	7/5/2017	001-33133
10.14@	Exclusive License Agreement, dated May 17, 2018, between the Company and the University of Missouri.		Form 10-Q (Exhibit 10.2)	8/9/2018	001-33133
10.15	Form of Securities Purchase Agreement dated March 14, 2019 between the Company and the Investors named therein.		Form 8-K (Exhibit 10.1)	3/15/2019	001-33133
10.16	Securities Purchase Agreement, dated as of November 14, 2019, by and between Yield10 Bioscience, Inc. and the Investors listed on Schedule I thereto.		Form 8-K (Exhibit 10.1)	11/20/2019	001-33133
10.17	Securities Purchase Agreement, dated as of August 22, 2020, by and between Yield10 Bioscience, Inc. and the Investors listed on Schedule I thereto.		Form 8-K (Exhibit 10.1)	8/25/2020	001-33133
10.18	Collaboration and Option Agreement, dated November 12, 2020, by and between Yield10 Bioscience, Inc. and Rothamsted Research Institute, as amended.	X

10.19	Equity Distribution Agreement, dated January 23, 2023, by and between the Company and Maxim Group LLC.		Form 8-K (Exhibit 1.1)	1/24/23	001-33133
21.1	Subsidiaries of the Registrant.		Form 10-K (Exhibit 21.1)	3/16/2021	001-33133
23.1	Consent of RSM US LLP, an independent registered public accounting firm.	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from the Yield10 Bioscience, Inc. Annual Report on Form 10-K for the year ended December 31, 2022 formatted in XBRL; (i) Consolidated Balance Sheets, December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations, Years Ended December 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income (Loss), Years Ended December 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows, Years Ended December 31, 2022 and 2021; (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.
X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contract or compensatory plan or arrangement.
@	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets ("[***]") because the identified confidential portions (i) are not material and (ii) is the type of information that the Company treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.
March 14, 2023	By:	/s/ OLIVER P. PEOPLES
Oliver P. Peoples, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ OLIVER P. PEOPLES	President and Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2023
Oliver P. Peoples, Ph.D.
/s/ CHARLES B. HAASER	Vice President, Finance, and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 14, 2023
Charles B. Haaser
/s/ SHERRI M. BROWN	Director	March 14, 2023
Sherri M. Brown
/s/ RICHARD W. HAMILTON	Director	March 14, 2023
Richard W. Hamilton, Ph.D.
/s/ WILLIE LOH	Director	March 14, 2023
Willie Loh, Ph.D.
/s/ ANTHONY J. SINSKEY	Director	March 14, 2023
Anthony J. Sinskey, Sc.D.
/s/ ROBERT L. VAN NOSTRAND	Chairman	March 14, 2023
Robert L. Van Nostrand

YIELD10 BIOSCIENCE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Yield10 Bioscience, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Yield10 Bioscience, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of Matter-Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and does not have sufficient liquidity to meet forecasted costs. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts
March 14, 2023

YIELD10 BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$2,356	$5,329
Short-term investments	1,991	10,661
Accounts receivable	—	164
Unbilled receivables	30	34
Prepaid expenses and other current assets	641	436
Total current assets	5,018	16,624
Restricted cash	264	264
Property and equipment, net	775	890
Right-of-use assets	1,961	2,354
Other assets	67	283
Total assets	$8,085	$20,415

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$109	$83
Accrued expenses	926	1,136
Lease liabilities	575	514
Total current liabilities	1,610	1,733
Lease liabilities, net of current portion	2,075	2,656
Total liabilities	3,685	4,389
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 60,000,000 shares authorized at December 31, 2022 and 2021, and 4,944,202 and 4,881,851 shares issued and outstanding at December 31, 2022 and 2021, respectively	49	49
Additional paid-in capital	404,277	402,283
Accumulated other comprehensive loss	(229)	(175)
Accumulated deficit	(399,697)	(386,131)
Total stockholders' equity	4,400	16,026
Total liabilities and stockholders' equity	$8,085	$20,415

The accompanying notes are an integral part of these consolidated financial statements.

YIELD10 BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Revenue:
Grant revenue	$450	$614
Total revenue	450	614
Expenses:
Research and development	7,750	6,201
General and administrative	6,151	6,105
Total expenses	13,901	12,306
Loss from operations	(13,451)	(11,692)
Other income (expense):
Gain on investment in related party	—	700
Other income (expense), net	41	(3)
Total other income (expense)	41	697
Loss from operations before income taxes	(13,410)	(10,995)
Income tax provision	(156)	(36)
Net loss	$(13,566)	$(11,031)

Basic and diluted net loss per share	$(2.76)	$(2.33)
Number of shares used in per share calculations:
Basic and diluted	4,914,565	4,731,833

The accompanying notes are an integral part of these consolidated financial statements.

YIELD10 BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2022	2021
Net loss	$(13,566)	$(11,031)
Other comprehensive loss:
Change in unrealized gain (loss) on investments, net of income tax	7	(8)
Change in foreign currency translation adjustment, net of income tax	(61)	(8)
Total other comprehensive loss	(54)	(16)
Comprehensive loss	$(13,620)	$(11,047)

The accompanying notes are an integral part of these consolidated financial statements.

YIELD10 BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(13,566)	$(11,031)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	263	220
Expense for 401(k) company common stock match	133	112
Stock-based compensation	1,903	1,675
Noncash lease expense	393	358
Deferred tax asset	165	35
Changes in operating assets and liabilities:
Accounts receivable	164	(78)
Unbilled receivables	4	(7)
Prepaid expenses and other assets	(160)	63
Accounts payable	26	23
Accrued expenses	(209)	(160)
Lease liabilities	(520)	(463)
Net cash used in operating activities	(11,404)	(9,253)

Cash flows from investing activities
Purchase of property and equipment	(154)	(189)
Purchase of investments	(2,445)	(10,639)
Proceeds from sale and maturity of short-term investments	11,121	6,250
Net cash provided by (used in) investing activities	8,522	(4,578)

Cash flows from financing activities
Proceeds from warrants exercised	—	3,856
Proceeds from securities offerings, net of issuance costs	—	11,993
Taxes paid on employees' behalf related to vesting of stock awards	(37)	(103)
Net cash (used in) provided by financing activities	(37)	15,746

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	(9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,973)	1,906
Cash, cash equivalents and restricted cash at beginning of year	5,593	3,687
Cash, cash equivalents and restricted cash at end of year	$2,620	$5,593

Supplemental Cash Flow Disclosure:
Interest paid	$10	$9

The accompanying notes are an integral part of these consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	3,334,048	$33	$384,758	$(159)	$(375,100)	$9,532
Stock-based compensation expense	—	—	1,685	—	—	1,685
Issuance of common stock for 401(k) match	13,611	—	109	—	—	109
Issuance of common stock upon vesting of restricted stock units	12,219	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(102)	—	—	(102)
Issuance of common stock for warrant exercises	481,973	5	3,851	—	—	3,856
Issuance of common stock in connection with stock offering, net of offering costs of $747	1,040,000	11	11,982	—	—	11,993
Effect of foreign currency translation	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(11,031)	(11,031)
Balance, December 31, 2021	4,881,851	$49	$402,283	$(175)	$(386,131)	$16,026
Stock-based compensation expense	—	—	1,903	—	—	1,903
Issuance of common stock for 401(k) match	36,706	—	128	—	—	128
Issuance of common stock upon vesting of restricted stock units	25,645	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(37)	—	—	(37)
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(13,566)	(13,566)
Balance, December 31, 2022	4,944,202	$49	$404,277	$(229)	$(399,697)	$4,400

The accompanying notes are an integral part of these consolidated financial statements

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

1. Nature of Business and Basis of Presentation
Yield10 Bioscience, Inc. ("Yield10" or the "Company") is an agricultural bioscience company that is developing the oilseed Camelina sativa ("Camelina") as a platform crop for large scale production of low carbon sustainable seed products to address 1) petroleum replacement markets: Camelina oil for use as a biofuel feedstock and PHA bioplastics produced in Camelina seed for use as a biodegradable bioplastic; and 2) food and nutrition markets: omega-3 (EPA, DHA+EPA) oils produced in Camelina seed for aquaculture and nutraceuticals; and for protein meal for animal feed markets. The commercial plan is based on developing and releasing a series of proprietary elite Camelina seed varieties incorporating genetic traits from the Company's development pipeline which offer improved on-farm performance that will lead to increased acreage and seed product revenue. Yield10 also plans to create additional value for its shareholders by licensing yield and seed oil traits from the Company's pipeline to large seed companies for commercialization in major food crops, including corn, soybean and canola. Yield10 is headquartered in Woburn, Massachusetts and has an Oilseed Center of Excellence in Saskatoon, Saskatchewan, Canada. Yield10's wholly-owned Canadian subsidiary, Metabolix Oilseeds Inc., changed its name to Yield10 Oilseeds Inc. ("YOI") effective July 12, 2022, in order to better align the name with the Company's branding.
    The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of a single year, the Company has recorded losses since its initial founding, including its fiscal year ending December 31, 2022. The Company ended 2022 with unrestricted cash, cash equivalents and short-term investments of $4,347.
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
Principles of Consolidation
The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions were eliminated, including transactions with its subsidiaries, Yield10 Oilseeds Inc. and Yield10 Bioscience Securities Corp.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets included herein:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$2,356	$5,329
Restricted cash	264	264
Total cash, cash equivalents and restricted cash	$2,620	$5,593
Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $264 at December 31, 2022 and December 31, 2021, primarily consists of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
Investments
Investments represent holdings of available-for-sale marketable debt securities acquired in accordance with the Company's investment policy. The Company considers all investments purchased with an original maturity date of ninety days or more at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments. All other investments are classified as long-term. The Company held no long-term investments at December 31, 2022 and 2021.
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
At December 31, 2022, the Company's unbilled receivables of $30 were due from Michigan State University ("MSU") for support to a Department of Energy funded grant under which the Company serves as a subcontractor. The Company believes these receivables have a low risk of default. At December 31, 2021, all of the Company's accounts and unbilled receivables of $198 were due from MSU for support of the DOE grant.

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
Fair Value Measurements
The carrying amounts of the Company's financial instruments as of December 31, 2022 and December 31, 2021, which include cash equivalents, restricted cash, accounts receivable, unbilled receivables, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 4 for further discussion on fair value measurements.
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
Lease Accounting
As a lessee, the Company follows the lease accounting guidance codified in ASC 842. A lease is classified as a finance lease if any of five criteria described in the guidance apply to the lease and any lease not classified as a finance lease is classified as an operating lease with expense recognition occurring on a straight-line basis over the term of the lease. Under ASC 842, the Company records a lease liability on the commencement date of a lease calculated as the present value of the lease payments, using the interest rate implicit in the lease, or if that rate is not readily determinable, using the Company's incremental borrowing rate. A right-of-use asset equal to the lease liability is also recorded with adjustments made, as necessary, for lease prepayments, lease accruals, initial direct costs and lessor lease incentives that may be present within the terms of the lease. The Company adopted the short-term lease exception that permits lessees to omit leases with terms of twelve months or less from the accounting requirements of ASC 842, Leases.
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
Grant Revenue
The Company's source of continuing revenue is from its government research grants in which it serves as either the primary contractor or as a subcontractor. These grants are considered an ongoing major and central operation of the Company's business. Revenue is earned as research expenses related to the grants are incurred. Revenue earned on

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
government grants, but not yet invoiced as of the balance sheet date, are recorded as unbilled receivables in the accompanying consolidated balance sheets for the years ended December 31, 2022 and December 31, 2021. Funds received from government grants in advance of work being performed, if any, are recorded as deferred revenue until earned.
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
General and Administrative Expenses
The Company's general and administrative expense includes costs for salaries, employee benefits, facilities expenses, consulting and professional service fees, travel expenses, depreciation and amortization expenses and office related expenses incurred to support the administrative and business development of the Company.
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
The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their antidilutive effect:

	Year Ended December 31,
	2022	2021
Options	979,748	722,765
Restricted stock awards	27,123	9,430
Warrants	1,129,298	2,361,726
Total	2,136,169	3,093,921

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
See Note 13 for further discussion of income taxes. The Company had no amounts recorded for unrecognized tax expense or benefits as of December 31, 2022 and 2021.
Recent Accounting Standards Changes
    From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. This ASU requires annual disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the nature of the transactions and the form in which assistance has been received, (2) the accounting policy applied, and (3) the balance sheet and income statement line items that are affected by the transactions, and the amounts applicable to each financial statement line item. This ASU became effective for annual periods beginning after December 15, 2021. The adoption of this standard did not materially impact the Company’s consolidated financial statements for the year ended December 31, 2022.
The following new pronouncement is not yet effective but may impact the Company's consolidated financial statements in the future.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date as the initial pronouncement. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
3. INVESTMENTS
The Company's investments consist of the following:

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

	Accumulated Cost at December 31, 2022	Unrealized		Market Value at December 31, 2022
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$1,992	$—	$(1)	$1,991
Total	$1,992	$—	$(1)	$1,991

	Accumulated Cost at December 31, 2021	Unrealized		Market Value at December 31, 2021
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$10,669	$—	$(8)	$10,661
Total	$10,669	$—	$(8)	$10,661

All short-term investments are classified as available for sale as of December 31, 2022 and December 31, 2021. The Company held no long-term investments at December 31, 2022 and December 31, 2021.
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
The Company’s financial assets classified as Level 2 at December 31, 2022 and December 31, 2021 were initially valued at the transaction price and subsequently valued utilizing third-party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2022 and December 31, 2021.
The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

	Fair value measurements at December 31, 2022
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Assets
Cash equivalents:
Money market funds	$1,633	$—	$—	$1,633
Short-term investments:
U.S. government and agency securities	—	1,991	—	1,991
Total assets	$1,633	$1,991	$—	$3,624

	Fair value measurements at December 31, 2021
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
Assets
Cash equivalents:
Money market funds	$4,878	$—	$—	$4,878
Short-term investments:
U.S. government and agency securities	—	10,661	—	10,661
Total assets	$4,878	$10,661	$—	$15,539
There were no transfers of financial assets or liabilities between category levels for the years ended December 31, 2022 and December 31, 2021.
5. Property and Equipment, Net
Property and equipment consist of the following:

	Year ended December 31,
	2022	2021
Equipment	$533	$581
Furniture and fixtures	59	43
Leasehold improvements	1,425	1,420
Software	—	14
Total property and equipment, at cost	2,017	2,058
Less: accumulated depreciation and amortization	(1,242)	(1,168)
Property and equipment, net	$775	$890
Depreciation and amortization expense for the years ended December 31, 2022 and December 31, 2021, was $263 and $220, respectively.

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
6. Accrued Expenses
Accrued expenses consist of the following:

	Year ended December 31,
	2022	2021
Employee compensation and benefits	$39	$452
Leased facilities	81	71
Professional services	264	264
Field trials and related expenses	273	97
Other	269	252
Total accrued expenses	$926	$1,136

7. Commitments and Contingencies
Contractual Commitments
Exclusive Collaboration Agreement with Rothamsted Research ("Rothamsted")
On November 12, 2020, the Company signed an exclusive collaboration agreement with UK-based Rothamsted to support Rothamsted’s program to develop omega-3 oils in Camelina sativa. Under the agreement, Yield10 is providing Rothamsted with financial support for ongoing research including further EPA, DHA+EPA trait improvement, field testing and nutritional studies. The Company will pay Rothamsted quarterly research funding and option fees of $31 for two years totaling $250, of which $31 remains outstanding as of December 31, 2022. Included within the agreement, the Company had an exclusive two-year option to sign a global, exclusive or non-exclusive license agreement to the technology. In November 2022, Yield10 and Rothamsted agreed to extend the collaboration agreement, including the license option, without additional funding support, through December 31, 2023.
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
Guaranteed Minimum Payments to Growers.
As an incentive for growers located in Canada and the U.S. to enter into Camelina commercial grain production contracts with the Company for the 2022/2023 winter season, Yield10 offered minimum guaranteed payments per acre that

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
reduce the growers' risk of financial loss. These minimum payments, which are being accrued on a straight-line basis over the expected winter growing season, are conditional upon each grower fulfilling their contractual responsibilities and are reduced by the price of Yield10's Camelina planting seed and the contractual price that the Company will pay for the actual amount of grain that is harvested. Although the Company anticipates that the payment of these guaranteed amounts will not be required under normal growing conditions, for the 2022/2023 winter season the maximum amount of these grain production guarantees is approximately $320. As of December 31, 2022, the Company has recorded an accrual of approximately $25 for these minimum guaranteed payments, net of the growers' obligation to pay for the planting seed.
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
Guarantees
As of December 31, 2022, and December 31, 2021, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Yield10 Bioscience has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2022 and December 31, 2021.
8. License Agreements
In September 2017, the Company granted a license to Bayer to evaluate the Company's novel C3003 and C3004 yield traits in soybean. Under this license, Bayer had the non-exclusive right to work with C3003 in its soybean program as a strategy to improve seed yield. In December 2022, the Company and Bayer terminated the license in accordance with its terms.
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
Preferred Stock
The Company's certificate of incorporation, as amended and restated, authorizes it to issue up to 5,000,000 shares of $0.01 par value preferred stock.
Warrants
The following table summarizes information with regard to outstanding warrants to purchase common stock as of December 31, 2022:

Issuance	Number of Common Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
November 2019 Public Offering - Series B	395,528	$8.00	May 19, 2027
November 2019 Private Placement - Series B	718,750	$8.00	May 19, 2027
July 2017 Registered Direct Offering	14,270	$201.60	January 7, 2024
Consultant	750	$116.00	September 11, 2024
Total	1,129,298
Effective May 19, 2022, 1,071,453 Series A warrants issued in the Company's November 2019 public and private securities offerings expired in accordance with the terms of the respective purchase agreement under which the securities had been issued. In addition, 160,975 Series A warrants issued in the Company's December 2017 securities offering also expired in accordance with the terms of their securities purchase agreement.
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
Reserved Shares
The following shares of common stock were reserved for future issuance upon exercise of stock options, vesting of Restricted Stock Units ("RSUs") and conversion of outstanding warrants:

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

	December 31, 2022	December 31, 2021
Stock Options	979,748	722,765
RSUs	27,123	9,430
Warrants	1,129,298	2,361,726
Total number of common shares reserved for future issuance	2,136,169	3,093,921

10. Stock-Based Compensation
Stock Option Plans
The Company adopted a stock plan in 2006 (the "2006 Plan"), which provided for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. In October 2014, the 2006 Plan was terminated, and the Company adopted a new plan (the "2014 Plan"). No further grants or awards were subsequently made under the 2006 Plan. A total of 3,662 options were awarded from the 2006 Plan and as of December 31, 2022, 159 of these options remain outstanding and eligible for future exercise.
The 2014 Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. In May 2018, the 2014 Plan was terminated, and the Company adopted a new 2018 Stock Option and Incentive Plan, which was amended in May 2020 (the "2018 Stock Plan"). A total of 16,896 options were awarded from the 2014 Plan and as of December 31, 2022, 15,990 of these options remain outstanding and eligible for future exercise. A total of 3,619 restricted stock awards were awarded from the 2014 Plan and as of December 31, 2022, all of these restricted stock awards have vested. No further stock awards may be issued from the 2014 Plan.
The 2018 Stock Plan initially reserved for issuance 32,500 shares of the Company's common stock for grants of incentive stock options, non-qualified stock options, stock grants and other stock-based awards. In accordance with the terms of the 2018 Stock Plan, beginning on the first day in January 2019, the Company's Board of Directors has annually approved the addition of shares to the 2018 Stock Plan in amounts equal to 5% of the outstanding shares of the Company's common stock on the day prior to the increase. Effective January 1, 2022 and January 1, 2021, Yield10's Board of Directors approved the addition of 247,210 and 244,092 shares, respectively. At its annual meeting of stockholders held on May 24, 2021, stockholders approved an amendment to add 300,000 more shares to the Company's 2018 Stock Plan. As of December 31, 2022, a total of 1,059,719 options and restricted stock awards have been issued from the 2018 Stock Plan, and as of that date, 990,243 options and restricted stock awards remain outstanding.
Expense Information for Stock Awards
The Company recognized stock-based compensation expense, related to employee stock awards, including awards to non-employees and members of the Board of Directors, of $1,903 and $1,675 for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, there was approximately $3,189 of stock-based compensation expense related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.42 years.
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

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
A summary of the activity related to the shares of common stock covered by outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	339,108	$32.39	9.02	$—
Granted	386,017	10.08
Exercised	—	—
Forfeited	(1,509)	12.92
Expired	(851)	1,131.62
Balance at December 31, 2021	722,765	$19.22	8.79	$—
Granted	260,285	3.72
Exercised	—	—
Forfeited	(1,859)	7.55
Expired	(1,443)	712.92
Balance at December 31, 2022	979,748	$14.10	8.15	$—
Vested and expected to vest at December 31, 2022	979,748	$14.10	8.15	$—
Exercisable at December 31, 2022	437,039	$23.03	7.69	$—
The weighted average grant date fair value per share of options granted during fiscal years 2022 and 2021, was $3.31 and $8.99, respectively. No options were exercised during 2022 and 2021, and therefore the intrinsic value for exercised options during the two years was not applicable. The weighted average remaining contractual term for options outstanding as of December 31, 2022 was 8.15 years.
For the years ended December 31, 2022, and 2021, the Company determined the fair value of stock options using the Black-Scholes option-pricing model with the following assumptions for option grants, respectively:

Year Ended December 31,
	2022	2021
Expected dividend yield	—	—
Risk-free rate	1.6% - 4.3%	0.7% - 1.7%
Expected option term (in years)	6.2 - 10.0	6.1 - 10.0
Volatility	116% - 126%	118% - 128%
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
Restricted Stock Units ("RSUs")
The Company records stock compensation expense for RSUs on a straight-line basis over their requisite service period, which approximates the vesting period, based on each RSU's award date market value. As RSUs vests, the Company

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
withholds a number of shares from its employees with an aggregate fair market value equal to the minimum tax withholding amount (unless the employee makes other arrangements for payment of the tax withholding) from the common stock issuable at the vest date. The Company then pays the minimum required income tax for the employees. During the years ended December 31, 2022 and December 31, 2021, the Company withheld vested shares with a fair value of $37 and $102, respectively, to pay for minimum tax withholding associated with RSU vesting.
A summary of RSU activity for the year ended December 31, 2022 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2021	9,430
Awarded	54,250
Released	(36,557)
Forfeited	—
Outstanding at December 31, 2022	27,123	0.11

Weighted average remaining recognition period (years)	0.11

11. LEASES
Maturity Analysis of Lease Liabilities
The Company's Woburn, Massachusetts facility is the only lease included in the Company's right-of-use assets and corresponding lease liabilities. No other active real estate or equipment leases fall within the scope of ASC 842. At December 31, 2022, the Company's lease liability related to its Woburn facility will mature as follows:

Year ended December 31,	Undiscounted Cash Flows
2023	$749
2024	771
2025	793
2026	747
Total undiscounted future lease payments	3,060
Amount of lease payments representing interest	(410)
Total lease liabilities	$2,650
Short-term lease liabilities	$575
Long-term lease liabilities	$2,075
Quantitative Disclosure of Lease Costs

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

	Year Ended December 31,
	2022	2021
Lease cost:
Operating lease cost	$605	$605
Short-term lease cost	696	655
Sublease income	(605)	(616)
Total lease cost, net	$696	$644

Other information as of:	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	3.9	4.9
Weighted-average discount rate	7.25%	7.25%
Real Estate Leases
    During 2016, the Company entered into a lease agreement, as amended, for its headquarters, pursuant to which the Company leased 22,213 square feet of office and research and development space located at 19 Presidential Way, Woburn, Massachusetts. The lease will terminate on November 30, 2026 and does not include options for an early termination or for an extension of the lease. Pursuant to the lease, the Company is required to pay certain pro rata taxes and operating costs associated with the premises throughout the term of the lease. During the initial buildout of the rented space, the landlord paid for tenant improvements to the facility that resulted in increased rental payments by the Company. As required by ASC 842, these improvements were recorded as a reduction in the valuation of the associated right-of-use asset. The Company has provided the landlord with a security deposit of $229.
In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of 9,874 square feet of its leased facility located in Woburn, Massachusetts. The sublease space was determined to be in excess of the Company's needs. The CJ sublease is coterminous with the Company's master lease and CJ will pay pro rata rent and operating expenses proportionate to the amounts payable to the landlord by the Company, as adjusted from time to time in accordance with the terms of the master lease. Future CJ sublease payments have not been presented as an offset to total undiscounted future lease payments of $3,060 shown in the lease maturity analysis table above. CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
The Company's wholly-owned subsidiary, YOI, located in Saskatoon, Saskatchewan, Canada, leases approximately 9,600 square feet of office, laboratory and greenhouse space located within Innovation Place at 410 Downey Road and within the research facility of National Research Council Canada located at 110 Gymnasium Place. None of these leases contains renewal or early termination options. YOI's leases for these facilities expire on various dates through September 2023.
12. Income Taxes
Income Taxes and Deferred Tax Assets and Liabilities
The components of loss from operations before provision for income taxes consist of the following:

	Year Ended December 31,
	2022	2021
Domestic	$(13,504)	$(11,062)
Foreign	94	67
Net loss from operations before income tax provision	$(13,410)	$(10,995)

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
The components of the income tax provision consisted of the following for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Current Tax Provision:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current	—	—

Deferred Tax Benefit:
Federal	—	—
State	—	—
Foreign	156	36
Total deferred	156	36
Total tax provision	$156	$36
Significant components of the Company's deferred tax assets are as follows:

	Year Ended December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss carryforward	$6,953	$5,533
Capitalization of research and development expense	1,841	—
Credit carryforwards	799	565
Stock compensation	1,043	886
Lease liability	733	864
Other temporary differences	—	106
Total deferred tax assets	11,369	7,954
Valuation allowance	(10,739)	(6,961)
Net deferred tax assets	630	993
Deferred Tax Liabilities:
Depreciation	(94)	(185)
Right-of-use asset	(536)	(643)
Net deferred taxes	$—	$165

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
Tax Rate
The items accounting for the difference between the income tax (provision) benefit computed at the federal statutory rate of 21% and the provision for income taxes were as follows:

	Year Ended December 31,
	2022	2021
Federal income tax at statutory federal rate	21.0%	21.0%
State taxes	5.9%	5.9%
Permanent differences	(0.3)%	(0.2)%
Tax credits	2.0%	2.0%
Foreign rate differential	(0.1)%	(0.1)%
Impact of ownership change	0.0%	(267.0)%
Non-deductible equity transactions	0.0%	0.0%
Stock compensation	(1.6)%	(2.1)%
Other	0.0%	(0.1)%
Change in valuation allowance	(28.1)%	240.3%
Total	(1.2)%	(0.3)%
Tax Attributes
At December 31, 2022, the Company had U.S. net operating loss carryforwards ("NOLs") for federal and state income tax purposes of approximately $25,460 and $25,414, respectively. All of the $25,460 of federal NOLs will carry forward indefinitely. The Company's state NOL carryforwards will begin to expire on various dates through 2042. The Company also had available research and development and investment tax credits for federal and state income tax purposes of approximately $417 and $312, respectively. These federal and state credits will begin to expire on various dates through 2042. In Canada, the Company has cumulative research tax credits totaling $132 that will begin to expire on various dates through 2037.
Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets ("DTA"), which is comprised principally of NOL carryforwards. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of U.S. federal and state DTAs. Accordingly, a full valuation allowance has been established against the U.S. net DTAs. The Company has also concluded, based on its financial projections, that it is more likely than not the $132 of DTAs of its wholly-owned Canadian subsidiary, YOI, may not be recognized in the future, resulting in the Company's recording of a full valuation allowance against the assets.
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

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
Other
The tax years 2019 through 2022 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. The statute of limitations for NOLs utilized in future years will remain open beginning in the year of utilization.
The Company's policy is to record estimated interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties recorded related to uncertain tax positions.
No additional provision has been made for U.S. income taxes related to the undistributed earnings of the wholly-owned subsidiaries of Yield10 or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries as the amounts are not significant. As such, earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings.  A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed.  It is not practical to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investment in subsidiaries.  Unremitted earnings at December 31, 2022 and December 31, 2021 approximated $1,081 and $1,032, respectively.
13. Employee Benefits
The Company maintains a 401(k) savings plan in which substantially all of its regular U.S. employees are eligible to participate. Participants may contribute up to 60% of their annual compensation to the plan, subject to eligibility requirements and annual IRS limitations. The Company's plan provides for a matching contribution in common stock of up to 4.5% of a participant's total compensation dependent upon the level of participant contributions made during the plan year. Pursuant to this plan, the Company issued 36,706, and 13,611 shares of common stock during the years ended December 31, 2022, and December 31, 2021, respectively, and recorded $133, and $112, respectively, of related expense. Company contributions are fully vested upon issuance.
14. Government Research Grants
Canadian Research Grant
On February 26, 2021, YOI received a research grant through the Industrial Research Assistance Program ("IRAP") administered by National Research Council Canada ("NRC"). The objective of the grant was to provide financial research assistance to innovative, early-stage small and medium-sized enterprises. Under the terms of the agreement, NRC agreed to contribute up to a maximum of $39 for payroll costs incurred by YOI during the period December 20, 2020 - March 13, 2021. During the first quarter of 2021, YOI submitted claims for eligible payroll costs and recognized grant revenue for the full amount of the award.
U.S. Research Grants
During 2018, the Company entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." The Company's participation under this five-year grant has been awarded incrementally on an annual basis with the first year commencing September 15, 2017. Total funding for this sub-award in the amount of $2,957 was appropriated by the U.S. Congress through the final contractual year ending in September 2022. During the years ended December 31, 2022 and December 31, 2021, Yield10 recognized grant revenue of $450 and $575, respectively, from this sub-award.
As of December 31, 2022, final proceeds of $60 remain to be earned from the MSU sub-award. During June 2022, the parties amended the sub-award to extend its termination date to September 14, 2023, allowing Yield10 time to utilize the remaining grant funds.

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
15. Geographic Information
The geographic distribution of the Company's revenues and long-lived assets are summarized in the table below. Foreign revenue is based on the country in which the Company's subsidiary that earned the revenue is domiciled.

	U.S.	Canada	Total
Year Ended December 31, 2022
Revenue	$450	$—	$450
Identifiable long-lived assets	$671	$104	$775
Year Ended December 31, 2021
Revenue	$575	$39	$614
Identifiable long-lived assets	$821	$69	$890
16. Related Party Transaction
During 1999, Yield10 entered into a technology sublicense agreement with Tepha, Inc. ("Tepha"), a privately held related party engaged in the development of medical products. Yield10 received 648,149 shares of Series A Convertible Preferred Stock of Tepha ("Tepha Shares") during 2002 as consideration for outstanding license payments due to Yield10 totaling $700. During 2005, the Company determined the value of the Tepha Shares was impaired resulting in their write off through a charge to other income (expense). In May 2021, the board of directors of Tepha approved and authorized the merger of Tepha with Becton Dickinson Global Holdings, Inc. ("Becton Dickinson") and on July 26, 2021, Yield10 received cash consideration of $700 in exchange for the surrender of its Tepha Shares upon the closing of the sale of Tepha to Becton Dickinson. As a result, the Company recorded the $700 as a gain on investment in related party within other income (expense) during the year ended December 31, 2021.
17. Subsequent Event
At-The-Market ("ATM") Program
On January 24, 2023, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim Group LLC ("Maxim") under which the Company may offer and sell shares of its common stock, $0.01 par value per share, having an aggregate offering price of up to $4,200 from time to time through Maxim, acting exclusively as the Company's sales agent (the "Offering"). On January 24, 2023, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering under its existing Registration Statement on Form S-3 (File No 333-254830), which was declared effective on April 2, 2021. The Company intends to use the net proceeds of the Offering primarily for working capital and general corporate purposes. Maxim will be entitled to compensation at a fixed commission rate of 2.75% of the gross sales price per share sold. In addition, the Company agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel.
The Company is not obligated to make any sales under the Sales Agreement and no assurance can be given that the Company will sell, or the dates on which any such sales will take place. The Sales Agreement will continue until the earliest of (i) twelve (12) months following the date of the Sales Agreement, (ii) the sale of shares thereunder having an aggregate offering price of $4,200, and (iii) the termination by the Company upon the provision of ten (10) days written notice or by Maxim immediately upon written notification to the Company.
From January 24, 2023 through March 14, 2023, the Company issued 94,665 shares of common stock in connection with the ATM at per share prices between $3.03 and $4.08, resulting in net proceeds to the Company of approximately $290 after subtracting sales commissions.