Form 10-Q
period 2023-03-31
YIELD10 BIOSCIENCE, INC.
filed 2023-05-12
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of May 10, 2023 was 6,019,595.

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended March 31, 2023

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$1,809	$2,356
Short-term investments	—	1,991
Unbilled receivables	—	30
Prepaid expenses and other current assets	634	641
Total current assets	2,443	5,018
Restricted cash	264	264
Property and equipment, net	715	775
Right-of-use assets	1,857	1,961
Other assets	55	67
Total assets	$5,334	$8,085

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$495	$109
Accrued expenses	1,184	926
Current portion of lease liabilities	591	575
Total current liabilities	2,270	1,610
Lease liabilities, net of current portion	1,921	2,075
Total liabilities	4,191	3,685
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 60,000,000 shares authorized at March 31, 2023 and December 31, 2022; 5,078,557 and 4,944,202 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	51	49
Additional paid-in capital	404,803	404,277
Accumulated other comprehensive loss	(232)	(229)
Accumulated deficit	(403,479)	(399,697)
Total stockholders’ equity	1,143	4,400
Total liabilities and stockholders’ equity	$5,334	$8,085

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Grant revenue	$60	$149
Total revenue	60	149

Expenses:
Research and development	2,162	1,763
General and administrative	1,698	1,707
Total expenses	3,860	3,470
Loss from operations	(3,800)	(3,321)

Other income (expense):
Other income (expense), net	18	(1)
Total other income (expense)	18	(1)
Loss from operations before income taxes	(3,782)	(3,322)
Income tax provision	—	(9)
Net loss	$(3,782)	$(3,331)

Basic and diluted net loss per share	$(0.76)	$(0.68)
Number of shares used in per share calculations:
Basic and diluted	4,999,606	4,888,915

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss:	$(3,782)	$(3,331)
Other comprehensive loss
Change in unrealized loss on investments	1	(21)
Change in foreign currency translation adjustment, net of income tax	(4)	3
Total other comprehensive loss	(3)	(18)
Comprehensive loss	$(3,785)	$(3,349)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(3,782)	$(3,331)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	69	59
Charge for 401(k) company common stock match	29	45
Stock-based compensation	436	523
Non-cash lease expense	104	95
Deferred income tax provision	—	6
Changes in operating assets and liabilities:
Accounts receivable	—	40
Unbilled receivables	30	(24)
Prepaid expenses and other assets	37	(2)
Accounts payable	307	(59)
Accrued expenses	241	(330)
Lease liabilities	(138)	(124)
Net cash used in operating activities	(2,667)	(3,102)

Cash flows from investing activities
Purchase of property and equipment	(9)	(114)
Proceeds from the maturity of short-term investments	1,991	26
Net cash provided by (used by) investing activities	1,982	(88)

Cash flows from financing activities
Proceeds from At-the-Market offering, net of issuance costs	182	—
Taxes paid on employees' behalf related to vesting of stock awards	(41)	(14)
Net cash provided by (used by) financing activities	141	(14)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	3

Net decrease in cash, cash equivalents and restricted cash	(547)	(3,201)
Cash, cash equivalents and restricted cash at beginning of period	2,620	5,593
Cash, cash equivalents and restricted cash at end of period	$2,073	$2,392

Supplemental disclosure of non-cash information:
Offering costs remaining in accounts payable	$79	$—

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
(In thousands, except share amounts)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, December 31, 2022	4,944,202	$49	$404,277	$(229)	$(399,697)	$4,400
Stock-based compensation expense	—	—	424	—	—	424
Issuance of common stock for 401(k) match	17,578	1	29	—	—	30
Issuance of common stock under At-the-Market offering (net of issuance costs)	94,665	1	102	—	—	103
Issuance of common stock for restricted stock units	17,640	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(41)	—	—	(41)
Issuance of common stock for director compensation	4,472	—	12	—	—	12
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(3,782)	(3,782)
Balance, March 31, 2023	5,078,557	$51	$404,803	$(232)	$(403,479)	$1,143

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, December 31, 2021	4,881,851	$49	$402,283	$(175)	$(386,131)	$16,026
Stock-based compensation expense	—	—	523	—	—	523
Issuance of common stock for 401(k) match	5,074	—	25	—	—	25
Issuance of common stock for restricted stock units	6,478	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(14)	—	—	(14)
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(3,331)	(3,331)
Balance, March 31, 2022	4,893,403	$49	$402,817	$(193)	$(389,462)	$13,211

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
    Yield10 Bioscience, Inc. ("Yield10" or the "Company") is an agricultural bioscience company that is developing the oilseed Camelina sativa ("Camelina") as a platform crop for large scale production of low carbon sustainable seed products to address 1) petroleum replacement markets with Camelina oil for use as a biofuel feedstock and PHA bioplastics produced in Camelina seed for use as a biodegradable bioplastic; and 2) food and nutrition markets with omega-3 (EPA, DHA+EPA) oils produced in Camelina seed for aquaculture and nutraceuticals, and for protein meal for animal feed markets. The commercial plan is based on developing and releasing a series of proprietary elite Camelina seed varieties incorporating genetic traits from the Company's development pipeline which offer improved on-farm performance that will lead to increased acreage and seed product revenue. Yield10 also plans to create additional value for its stockholders by licensing yield and seed oil traits from the Company's pipeline to large seed companies for commercialization in major food crops, including corn, soybean and canola. Yield10 is headquartered in Woburn, Massachusetts and has an Oilseed Center of Excellence in Saskatoon, Saskatchewan, Canada.
    The accompanying condensed consolidated financial statements are presented in U.S. dollars, are unaudited, and have been prepared by Yield10 in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the financial position as of March 31, 2023 and December 31, 2022, and for the results of operations for the interim periods ended March 31, 2023 and March 31, 2022.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2023.
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of a single year, the Company has recorded losses since its initial founding, including the three months ended March 31, 2023.
    As of March 31, 2023, the Company held unrestricted cash and cash equivalents of $1,809. The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its condensed consolidated financial statements are issued. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional research grants or collaborative arrangements with third parties, as to which no assurance can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, management will be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down the Company's operations and pursue options for liquidating its remaining assets, including intellectual property and equipment. Based on the Company's current cash forecast, management has determined that the Company's present capital resources will not be sufficient to fund its planned operations for at least one year from when these condensed consolidated financial statements are issued, which raises substantial doubt as to the Company's ability to continue as a going concern. This forecast of cash resource is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors.

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
On April 27, 2023, the Company signed a non-binding letter of intent (“LOI”) with Marathon for a potential investment in Yield10 by Marathon and for an offtake agreement for low-carbon intensity Camelina feedstock oil to be used in renewable fuels production. In connection with signing the LOI, the Company sold and issued to MPC Investment LLC ("Purchaser"), an affiliate of Marathon, a senior unsecured convertible note in the original principal amount of $1,000 (the “Convertible Note”) which is convertible into shares of the Company’s common stock at a conversion price equal to $3.07 per share, subject to any mandatory adjustments and certain conditions and limitations set forth in the Convertible Note. Yield10 sold and issued the Convertible Note pursuant to a securities purchase agreement, dated April 28, 2023, between the Company and the Purchaser and the proceeds of the Convertible Note have been received. The Company will use the net proceeds from the Convertible Note for working capital and general corporate purposes.
On May 5, 2023, the Company closed on a $3,000 offering of the Company's common stock (or prefunded warrants in lieu thereof) in a registered direct offering and warrants in a concurrent private placement with investors. Under the terms of the securities purchase agreement, Yield10 agreed to sell 1,006,710 shares of common stock. The Company also agreed to issue unregistered warrants to purchase 1,006,710 shares of common stock. The combined effective offering price for one share of common stock (or prefunded warrant in lieu thereof) and accompanying warrant was $2.98. The Company received proceeds of $2,723, from the offering, net of $277 in estimated issuance costs.
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
2. ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, including accounting standards set by the Financial Accounting Standards Board ("FASB"). The FASB sets GAAP that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the unaudited condensed consolidated financial statements are to the ASC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions were eliminated, including transactions with its subsidiaries, Yield10 Oilseeds Inc. ("YOI") and Yield10 Bioscience Securities Corp.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less at the date of purchase to be cash equivalents.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's unaudited condensed consolidated balance sheets included herein:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,809	$2,356
Restricted cash	264	264
Total cash, cash equivalents and restricted cash	$2,073	$2,620

Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $264 at March 31, 2023 and December 31, 2022 consists primarily of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.
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
As of March 31, 2023, the Company's work in support of a Michigan State University ("MSU") grant from the Department of Energy ("DOE") has been completed with no further revenue to be recognized. All amounts due from the Company's sub-award have been invoiced and collected. At December 31, 2022, all of the Company's accounts and unbilled receivables of $30 were due from MSU for its support to the DOE grant.

Fair Value Measurements
The carrying amounts of the Company's financial instruments as of March 31, 2023 and December 31, 2022, which include cash equivalents, restricted cash, accounts receivable, unbilled receivables, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 5 for further discussion on fair value measurements.
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

Grant Revenue
The Company's source of continuing revenue has been from its government research grants, in which it served as either the primary contractor or as a subcontractor. These grants are considered a central operation of the Company's business. Revenue is earned as research expenses related to the grants are incurred. Revenue earned on government grants, but not yet invoiced as of the balance sheet date, are recorded as unbilled receivables in the accompanying unaudited condensed consolidated balance sheets at March 31, 2023 and December 31, 2022. Funds received from government grants in advance of work being performed, if any, are recorded as deferred revenue until earned.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date as the initial pronouncement. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The guidance is effective for annual periods beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies. under the SEC’s definition, and interim periods within those fiscal years. The adoption of this standard has not materially impacted the Company’s condensed consolidated financial statements in 2023.

3. BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method, as well as weighted shares outstanding of any potential (unissued) shares of common stock from restricted stock units. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. Common stock equivalents include stock options, restricted stock awards and warrants.
The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their antidilutive effect:

	As of March 31,
	2023	2022
Options	1,160,114	919,108
Restricted Stock Awards	—	54,250
Warrants	1,129,298	2,361,726
Total	2,289,412	3,335,084
4. INVESTMENTS
The Company's investments consist of the following at December 31, 2022:

	Accumulated Cost at December 31, 2022	Unrealized		Market Value at December 31, 2022
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$1,992	$—	$(1)	$1,991
Total	$1,992	$—	$(1)	$1,991
The Company did not hold any investments at March 31, 2023. All investments held on December 31, 2022 were classified as available for sale.
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
The Company’s financial assets classified as Level 2 at March 31, 2023 and December 31, 2022 were initially valued at the transaction price and subsequently valued utilizing third-party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2023 and December 31, 2022.
The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2023
Cash equivalents:
Money market funds	$1,145	$—	$—	$1,145
Total assets	$1,145	$—	$—	$1,145

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Cash equivalents:
Money market funds	$1,633	$—	$—	$1,633
Short-term investments:
U.S. government and agency securities	—	1,991	—	1,991
Total assets	$1,633	$1,991	$—	$3,624
There were no transfers of financial assets between category levels during the three months ended March 31, 2023 and the three months ended March 31, 2022.
6. ACCRUED EXPENSES
Accrued expenses consisted of the following at:

	March 31, 2023	December 31, 2022
Employee compensation and benefits	$236	$39
Leased facilities	96	81
Professional services	229	264
Field trials and related expenses	385	273
Other	238	269
Total accrued expenses	$1,184	$926

7. STOCK-BASED COMPENSATION
Expense Information for Employee and Non-Employee Stock Awards
The Company recognized stock-based compensation expense related to stock awards, including awards to non-employees and members of the Board of Directors, of $436 and $523 for the three months ended March 31, 2023 and March 31, 2022, respectively. At March 31, 2023, there was approximately $3,130 of unvested awards not yet recognized as compensation expense.
The compensation expense related to unvested stock awards is expected to be recognized over a remaining weighted average period of 2.42 years.

Stock Options
A summary of option activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	979,748	$14.10
Granted	231,400	3.63
Exercised	—	—
Forfeited	(42,395)	6.62
Expired	(8,639)	14.30
Outstanding at March 31, 2023	1,160,114	$12.29

Options exercisable at March 31, 2023	491,743	$21.20
In accordance with the terms of the Company's 2018 Stock Option and Incentive Plan ("2018 Stock Plan"), Yield10's Board of Directors approved the addition of 247,210, 244,092 and 166,702 shares, on the first day of 2023, 2022 and 2021, respectively, each of which represented 5% of the Company's outstanding common stock on the day prior to each increase. As of March 31, 2023, 66,830 shares remain available to be awarded from the 2018 Stock Plan.
Restricted Stock Units
The Company records stock compensation expense for restricted stock units ("RSUs") on a straight-line basis over their requisite service period, which approximates the vesting period, based on each RSU's award date fair market value. As RSUs vest, the Company withholds a number of shares from its employees with an aggregate fair market value equal to the minimum tax withholding amount from the common stock issuable at the vest date. During the three months ended March 31, 2023, 27,123 employee RSUs vested, of which 9,483 common shares with a total market value of $34 were withheld to pay employee tax withholding.
A summary of RSUs activity for the three months ended March 31, 2023 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2022	27,123
Awarded	—
Released	(27,123)
Outstanding at March 31, 2023	—	0.00
8. LEASES
Maturity Analysis of Lease Liabilities
The Company's Woburn, Massachusetts facility is the only lease included in the Company's right-of-use assets and corresponding lease liabilities. No other active real estate or equipment leases fall within the scope of ASC 842. At March 31, 2023, the Company's lease liability related to its Woburn facility will mature as follows:

Year ended December 31,	Undiscounted Cash Flows
2023 (April to December)	$564
2024	771
2025	793
2026	747
Total undiscounted future lease payments	2,875
Amount of lease payments representing interest	(363)
Total lease liabilities	$2,512
Short-term lease liability	$591
Long-term lease liability	$1,921
Quantitative Disclosure of Lease Costs

	Three Months Ended March 31,
	2023	2022
Lease cost:
Operating lease cost	$151	$151
Short-term lease cost	217	150
Sublease income	(159)	(142)
Total lease cost, net	$209	$159

Other information as of:	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	3.7	3.9
Weighted-average discount rate	7.25%	7.25%
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
In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The CJ sublease is coterminous with the Company's master lease and CJ will pay rent and operating expenses proportionate to the amounts payable to the landlord by the Company, as adjusted from time to time in accordance with the terms of the master lease. Future CJ sublease payments have not been presented as an offset to total undiscounted future lease payments of $2,875 shown in the lease maturity analysis table above. CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
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

9. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
Exclusive Collaboration Agreement with Rothamsted Research ("Rothamsted")
In November 2020, the Company signed an exclusive collaboration agreement with UK-based Rothamsted to support Rothamsted’s program to develop omega-3 oils in Camelina sativa. Under the agreement, Yield10 has provided Rothamsted with financial support for ongoing research including further EPA, DHA+EPA trait improvement, field testing and nutritional studies. The Company paid Rothamsted quarterly research funding and option fees of $31 through July 2022 totaling $219, and a final payment of $31 remains outstanding as of March 31, 2023. Included within the agreement, the Company had an exclusive two-year option to sign a global, exclusive or non-exclusive license agreement to the technology. In November 2022, Yield10 and Rothamsted agreed to extend the collaboration agreement, including the license option, without additional funding support, through December 31, 2023.
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
Guaranteed Minimum Payments to Growers and Seed Producers
As an incentive for growers located in Canada and the U.S. to enter into Camelina commercial grain production contracts with the Company for the 2022/2023 winter season, Yield10 offered minimum guaranteed payments per acre that reduce a grower's risk of financial loss. These minimum payments, which are being accrued on a straight-line basis over the expected winter growing season, are conditional upon each grower fulfilling their contractual responsibilities and are offset by the price of Yield10's Camelina planting seed provided to growers and the contractual price that the Company will pay for the actual amount of grain that is harvested. Although the Company anticipates that the payment of these guaranteed amounts will not be required under normal growing conditions and expected harvests, for the 2022/2023 winter season the maximum amount of these grain production guarantees is approximately $114. As of March 31, 2023 and December 31, 2022, the Company has recorded accruals of approximately $63 and $25, respectively, for these minimum guaranteed payments, net of the growers' obligation to pay for the planting seed.
The Company has also entered into Camelina seed production agreements with seed producers containing minimum contract guarantees per acre. The maximum amount of these potential guarantees is approximately $206. As of March 31, 2023 and December 31, 2022, the Company recorded accruals of approximately $46 and $69, respectively, for these minimum contract guarantees, net of progress payments made by Yield10 as of each date.
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
Guarantees
    As of March 31, 2023 and December 31, 2022, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2023 and December 31, 2022.
10. LICENSE AGREEMENTS
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
Neither of these research arrangements provide significant licensing revenue to the Company while the third parties perform trait evaluations.
11. GEOGRAPHIC INFORMATION
The geographic distribution of the Company’s grant revenues and long-lived assets are summarized in the tables below. Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled.

	U.S.	Canada	Total
Three Months Ended March 31, 2023
Revenue	$60	$—	$60
Three Months Ended March 31, 2022
Revenue	$149	$—	$149

Identifiable long-lived assets
March 31, 2023	$620	$95	$715
March 31, 2022	$779	$166	$945
12. CAPITAL STOCK AND WARRANTS
Common Stock
At-The-Market ("ATM") Program
On January 24, 2023, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim Group LLC ("Maxim") under which the Company may offer and sell shares of its common stock, $0.01 par value per share, having an aggregate offering price of up to $4,200 from time to time through Maxim, acting exclusively as the

Company's sales agent (the "Offering"). On January 24, 2023, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering under its existing Registration Statement on Form S-3 (File No 333-254830), which was declared effective on April 2, 2021. The Company intends to use the net proceeds received from the ATM Program primarily for working capital and general corporate purposes. Maxim was entitled to compensation at a fixed commission rate of 2.75% of the gross sales price for each share sold.
Effective May 3, 2023, the Company terminated the Sales Agreement after having issued a total of 94,665 shares of common stock, all within the three months ended March 31, 2023, at per share prices between $3.03 and $4.08, resulting in gross proceeds to the Company of $299 before offering costs and sales commissions totaling $195.
Board of Director Stock Issuances
During the three months ended March 31, 2023, certain members of the Company's Board of Directors elected to receive a portion of their quarterly board compensation in Yield10 common stock in lieu of receiving $12 in cash compensation payments. A total of 4,472 shares were issued to these board members.
Preferred Stock
The Company's Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of $0.01 par value preferred stock.
Warrants
The following table summarizes information regarding outstanding warrants to purchase common stock as of March 31, 2023:

Issuance	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price Per Share of Common Stock	Expiration Date
November 2019 Public Offering - Series B	395,528	$8.00	May 19, 2027
November 2019 Private Placement - Series B	718,750	$8.00	May 19, 2027
July 2017 Registered Direct Offering	14,270	$201.60	January 7, 2024
Consultant	750	$116.00	September 11, 2024
Total	1,129,298
The following shares of common stock were reserved for future issuance upon exercise of stock options, vesting of RSUs and conversion of warrants:

	March 31, 2023	December 31, 2022
Stock Options	1,160,114	979,748
RSUs	—	27,123
Warrants	1,129,298	1,129,298
Total number of common shares reserved for future issuance	2,289,412	2,136,169

13. SUBSEQUENT EVENTS
Letter of Intent with Marathon Petroleum Corporation ("Marathon")
On April 27, 2023, the Company signed a non-binding letter of intent (“LOI”) with Marathon for a potential investment in Yield10 by Marathon and for an offtake agreement for low-carbon intensity Camelina feedstock oil to be used in renewable fuels production. In connection with signing the LOI, the Company sold and issued to MPC Investment LLC ("Purchaser"), an affiliate of Marathon, a senior unsecured convertible note in the original principal amount of $1,000 (the “Convertible Note”) which is convertible into shares of the Company’s common stock at a conversion price equal to $3.07 per share, subject to any mandatory adjustments and certain conditions and limitations set forth in the Convertible Note. The Company sold and issued the Convertible Note pursuant to a securities purchase agreement, dated April 28, 2023, between the

Company and the Purchaser and the proceeds of the Convertible Note have been received. The Company will use the net proceeds from the Convertible Note for working capital and general corporate purposes.
Registered Direct Offering and Concurrent Private Placement
On May 5, 2023, the Yield10 closed on a $3,000 offering of the Company's common stock (or prefunded warrants in lieu thereof) in a registered direct offering and warrants in a concurrent private placement with investors. Under the terms of the securities purchase agreement, the Company agreed to sell 1,006,710 shares of common stock and further agreed to issue unregistered warrants to purchase 1,006,710 shares of common stock at an exercise price of $2.98. The combined effective offering price for one share of common stock (or prefunded warrant in lieu thereof) and accompanying warrant was $2.98. The Company received proceeds of $2,723, from the offering, net of $277 in estimated issuance costs.
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
Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, these forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward-looking statements include, but are not limited to, statements concerning our business plans and strategies; expected future financial results and cash requirements; statements related to the coronavirus pandemic and its potential adverse impacts; the impact from the war in Ukraine and the resulting economic and other sanctions imposed on Russia; plans for obtaining additional funding; plans and expectations that depend on our ability to continue as a going concern; and plans for development and commercialization of our Yield10 technologies. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, risks related to the execution of our business plans and strategies, risks associated with the protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption "Risk Factors" in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and in our other filings with the SEC.
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
Our commercial plan is based on developing and releasing a series of proprietary elite Camelina seed varieties incorporating genetic traits from our development pipeline which offer improved on-farm performance that we anticipate will lead to increased acreage adoption and seed and grain product revenue. We also plan to create additional value for our stockholders by licensing yield and seed oil traits from our pipeline to large seed companies for commercialization in major food crops, including corn, soybean and canola.
Yield10 is headquartered in Woburn, Massachusetts and has an Oilseed Center of Excellence in Saskatoon, Saskatchewan, Canada.
Government Grants
During 2018, we entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Funding for this five-year grant was awarded incrementally on an annual basis with the first year commencing on September 15, 2017. Cumulative funding for this sub-award for the full grant amount of $2,957 was appropriated by the U.S. Congress through the contractual year ending in September 2022. During the three months ended March 31, 2023, we recognized the final $60 remaining under this sub-award which is now completed. During the three months ended March 31, 2022, we recognized $149 in grant revenue from the sub-award.

Program Title	Funding Agency	Total Government Funded Appropriations	Total revenue recognized through March 31, 2023	Remaining amount to be recognized as of March 31, 2023	Contract/Grant Expiration
Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$2,957	$2,957	$—	Completed in the first quarter of 2023
Critical Accounting Estimates and Judgments
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based and performance-based compensation, measurement of right-of-use assets and lease liabilities, the recognition of lease expense and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2023, were consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	Change
Grant revenue	$60	$149	$(89)
Grant revenue was $60 and $149 for the three months ended March 31, 2023 and March 31, 2022, respectively.  All of the grant revenue recorded during these two periods was derived from the Company's DOE sub-award with MSU.

As of March 31, 2023, our work in support of the DOE sub-award has been completed with no further grant revenue to be recognized. We currently do not have any outstanding government grants and therefore anticipate that grant revenue will decrease during the year ended December 31, 2023 in comparison to the year ended December 31, 2022. We currently cannot assess whether additional U.S. or Canadian government research grants will be awarded to us during the remainder of 2023.
We contracted with growers in Canada and the U.S. during the fall of 2022 for approximately 1,000 acres of Camelina winter variety grain production for the supply of oil to the renewable diesel fuel market. Harvest of this first winter commercial grain production is expected to take place in the summer of 2023, with revenue recognition to occur upon delivery of the grain to our contracted offtake partner thereafter. We are currently in the process of engaging growers for our Camelina spring plant varieties for another 500 - 1,000 acres to be planted this spring with harvest and revenue recognition expected during the fourth quarter of 2023.
Expenses

	Three Months Ended March 31,
	2023	2022	Change
Research and development expenses	$2,162	$1,763	$399
General and administrative expenses	1,698	1,707	(9)
Total expenses	$3,860	$3,470	$390
Research and Development Expenses
Research and development expenses increased from $1,763 during the three months ended March 31, 2022 to $2,162 during the three months ended March 31, 2023. The $399, or 23 percent increase, is primarily due to higher employee compensation and benefit expenses and costs associated with crop trials and pre-commercial Camelina seed production and expanded crop trials. Employee compensation and benefits increased by $61 from $1,062 during the three months ended March 31, 2022 to $1,123 during the three months ended March 31, 2023, and was primarily the result of increases in payroll expense generated from annual employee compensation increases and our hiring of research and development staff during the past year. During the three months ended March 31, 2023, we incurred $173 in expense for pre-commercial Camelina seed production, including seed multiplication, cleaning, treatment and storage costs and $137 for expanded crop trials. We did not incur similar seed production expenses during the three months ended March 31, 2022. The increase in crop trial expense during the three months ended March 31, 2023 was the result of greater fieldwork being conducted to evaluate Camelina plant varieties, including our development of herbicide tolerant Camelina plant varieties.
Based on current planning and forecasting, we anticipate that our research and development expenses during the year ended December 31, 2023 will increase above levels incurred during the year ended December 31, 2022, as we continue our efforts to develop and commercialize Camelina plant varieties to be used in the following markets; biofuel, omega-3 oil for nutraceuticals and fish feed, PHA bioplastics and as a protein meal for animal feed. The increased expenses will include employee compensation and benefits from recent and future personnel hiring, further expansion of our crop trial programs, seed scale up and other pre-commercial Camelina production activities. Our forecast related to research and development expense is subject to change and may be impacted by our ability to raise additional working capital to support our planned operations or the advent of third-party collaborations or other business opportunities that could alter our plans.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2023 and March 31, 2022 remained consistent at $1.7 million. During the three months ended March 31, 2023, increases in professional fees of $132, were primarily for legal and accounting for the support of business development activities and our upgrade of financial accounting systems in preparation for future commercial operations. These increases were offset by reductions in employee compensation and benefit expenses as a result of lower stock compensation expense and a small reduction in headcount.
Based on current planning and forecasting, we anticipate that our general and administrative expenses during the year ended December 31, 2023 will be slightly higher than expenses incurred during the year ended December 31, 2022, as we scale up activities in support of our commercial growth, including increasing legal expenses, license payments and travel-related expenses in support of business development. Our forecast related to general and administrative expense is subject to change and may be impacted by our ability to raise additional working capital to support our plans or the advent of new third-party collaborations or other business opportunities that could alter our plans.

Other Income (Expense), Net

	Three Months Ended March 31,
	2023	2022	Change
Other income (expense), net	$18	$(1)	$19
Total other income (expense), net	$18	$(1)	$19
Other Income (Expense), net
    Other income (expense) for the three months ended March 31, 2023 and March 31, 2022 were derived primarily from investment income earned from the Company's cash equivalents and investments offset by interest expense and investment management fees incurred during the period.
Liquidity and Capital Resources
Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government funded research grants and income earned on cash and investments.
Since our inception, we have incurred significant expenses related to our research, development and product commercialization efforts. With the exception of 2012, we have recorded losses since our initial founding, including the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $403,479. Our unrestricted cash and cash equivalents are held primarily for working capital purposes and as of March 31, 2023, totaled $1,809 compared to cash, cash equivalents and investments of $4,347 at December 31, 2022. As of March 31, 2023, we had restricted cash of $264, consisting of $229 held in connection with the lease agreement for our Woburn, Massachusetts facility and $35 held in connection with our corporate credit card program. As of March 31, 2023, we continued to have no outstanding debt.
Our management is currently evaluating different strategies to obtain the required funding for our operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, licensing and/or collaboration arrangements and strategic alternatives with third parties, or other funding from the government or third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including the impact of the continued evolution of the COVID-19 pandemic, geopolitical turmoil, and economic uncertainty related to rising inflation and disruptions in the global supply chain. As a result, there can be no assurance that these funding efforts will be successful. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available on reasonable terms, or at all.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal. Consequently, our investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of March 31, 2023, we were in compliance with this policy.
Material Cash Requirements
We currently anticipate net cash usage of $12,500 to $13,000 to fund our operations during 2023, including our expanded research and development, administrative and Camelina commercial launch activities.
We require cash to fund our working capital needs, to purchase capital assets, to pay our lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government research grants and income earned on cash equivalents and short-term investments.
We routinely enter into contractual commitments with third parties to support our operating activities. The more significant of these commitments includes real estate operating leases for our office, laboratory and greenhouse facilities located in the U.S. and Canada. In addition, we typically enter into annual premium funding arrangements through our insurance broker that allows us to spread the payment of our directors' and officers' liability and other business insurance premiums over the terms of the policies. Our material commitments also include arrangements with third party growers located in North and South America for the execution of crop trials and seed scale-up activities to further our trait development goals and to progress the commercial development of our Camelina plant varieties. The aggregate cost of these contracted crop activities is substantial. In the fall of 2022, we entered into Camelina grain production contracts for the winter 2022/2023 season that contain minimum guaranteed payments per acre as an incentive for growers to work with us. From time-to-time, we also enter into exclusive research licensing and collaboration arrangements with third parties for the development of intellectual property related to trait development. These long-term agreements typically include initial licensing payments and future contingent milestone payments associated with regulatory filings and approvals as well as potential royalty payments based on future product sales. Generally, these licensing arrangements contain early termination provisions within the terms of the respective agreements.
The Company has no off-balance sheet arrangements as defined in Item 303(b) of Regulation S-K of the Securities Exchange Act of 1934.
Equity Distribution Agreement
On January 24, 2023, we entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim Group LLC ("Maxim") that was subsequently terminated by the parties, effective May 3, 2023. Under the terms of the Sales Agreement we could offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $4,200 from time to time through Maxim, acting exclusively as our sales agent (the "Offering"). On January 24, 2023, we filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering under our existing Registration Statement on Form S-3 (File No 333-254830), which was declared effective on April 2, 2021. Maxim was entitled to compensation at a fixed commission rate of 2.75% of the gross sales price per share sold. In addition, we reimbursed Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. During the three months ended March 31, 2023 and through the termination of the Sales Agreement, we issued 94,665 shares of common stock in connection with the ATM at per share prices between $3.03 and $4.08, resulting in net proceeds to the Company of $103 after subtracting offering costs and sales commissions totaling $195.
Letter of Intent with Marathon Petroleum Corporation ("Marathon")
On April 27, 2023, we signed a non-binding letter of intent (“LOI”) with Marathon for a potential investment in Yield10 by Marathon and for an offtake agreement for low-carbon intensity Camelina feedstock oil to be used in renewable fuels production. In connection with signing the LOI, we sold and issued to MPC Investment LLC ("Purchaser"), an affiliate of Marathon, a senior unsecured convertible note in the original principal amount of $1,000 (the “Convertible Note”) which is convertible into shares of the Company’s common stock at a conversion price equal to $3.07 per share, subject to any mandatory adjustments and certain conditions and limitations set forth in the Convertible Note. We sold and issued the Convertible Note pursuant to a securities purchase agreement, dated April 28, 2023, between the Company and the Purchaser and the proceeds of the Convertible Note have been received. We will use the net proceeds from the Convertible Note for working capital and general corporate purposes.
Registered Direct Offering and Concurrent Private Placement
On May 5, 2023, we closed on a $3,000 offering of the Company's common stock (or prefunded warrants in lieu thereof) in a registered direct offering and warrants in a concurrent private placement with investors. Under the terms of the securities purchase agreement, we agreed to sell 1,006,710 shares of common stock. We also agreed to issue unregistered warrants to purchase 1,006,710 shares of common stock. The combined effective offering price for one share of common stock (or prefunded warrant in lieu thereof) and accompanying warrant was $2.98. The Company received proceeds of $2,723, from the offering, net of $277 in estimated issuance costs.
Going Concern
We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our current cash forecast, we expect that our present capital resources, including the additional funds received from our convertible note with Marathon and our registered direct offering described above, will not be sufficient to fund our planned operations for at least that period of time, which raises substantial doubt as to the Company's ability to continue as a going concern. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. Our ability to continue operations after our current cash resources are exhausted will depend upon our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, and additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If additional funds are not available when required, we will be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment.
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
Cash Usage During the Three Months Ended March 31, 2023
Net cash used for operating activities during the three months ended March 31, 2023 and the three months ended March 31, 2022 was $2,667 and $3,102, respectively. Net cash used for operating activities during the three months ended March 31, 2023 primarily reflects the net loss of $3,782 and cash payments made to reduce lease liabilities of $138. Significant non-cash charges offsetting a portion of the net loss include depreciation and amortization expense of $69, our 401(k) matching contribution in common stock of $29, stock-based compensation expense of $436, and non-cash lease expense of $104. The decrease in cash used for operating activities during the three months ended March 31, 2023 in comparison to the three months ended March 31, 2022 also reflects efforts by the Company to conserve its cash resources. Net cash used for operating activities during the first three months of 2022 was $3,102 and primarily reflects the net loss of $3,331, cash payments made to reduce lease liabilities and to pay 2020 bonus compensation of $124 and $378, respectively. Non-cash charges offsetting a portion of the net loss included depreciation and amortization expense of $59, our 401(k) matching contribution in common stock of $45, stock-based compensation expense of $523, and non-cash lease expense of $95.
Net cash of $1,982 was provided by investing activities during the three months ended March 31, 2023, primarily as a result of receiving proceeds of $1,991 from investments reaching maturity and converting into cash. During the three months ended March 31, 2022, $88 in net cash was used by investing activities and was primarily the result of $114 from purchasing laboratory equipment.
Net cash of $141 was provided by financing activities during the three months ended March 31, 2023, compared to net cash of $14 used by financing activities during the three months ended March 31, 2022. During the three months ended March 31, 2023, we received net cash proceeds of $182 from the sale of shares of our common stock through the ATM program. At March 31, 2023, $79 in costs incurred to establish the ATM program remain outstanding and are included within accounts payable in our balance sheet.
Recent Accounting Pronouncements
See Note 2, "Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.
ITEM 1A.  RISK FACTORS.
There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On April 6, 2023, we issued 9,438 shares of common stock to participants in the Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act as exempted securities.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2023, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.  OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS.
(a)Exhibits

10.1	Equity Distribution Agreement, dated January 23, 2023, by and between the Company and Maxim Group LLC.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (file herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (filed herewith).
a

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.

May 12, 2023	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2023	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)

b