Form 10-Q
period 2023-06-30
YIELD10 BIOSCIENCE, INC.
filed 2023-08-14
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of August 11, 2023 was 6,114,002
.

2

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended June 30, 2023

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$2,336	$2,356
Short-term investments	—	1,991
Unbilled receivables	—	30
Prepaid expenses and other current assets	689	641
Total current assets	3,025	5,018
Restricted cash	264	264
Property and equipment, net	663	775
Right-of-use assets	1,851	1,961
Other assets	67	67
Total assets	$5,870	$8,085

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$467	$109
Accrued expenses	1,375	926
Current portion of lease liabilities	628	575
Total current liabilities	2,470	1,610
Lease liabilities, net of current portion	1,842	2,075
Convertible note payable, net of issuance costs (Note 9)	971	—
Total liabilities	5,283	3,685
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 60,000,000 shares authorized at June 30, 2023 and December 31, 2022; 6,100,263 and 4,944,202 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	61	49
Additional paid-in capital	407,930	404,277
Accumulated other comprehensive loss	(244)	(229)
Accumulated deficit	(407,160)	(399,697)
Total stockholders’ equity	587	4,400
Total liabilities and stockholders’ equity	$5,870	$8,085

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Grant revenue	$—	$103	$60	$252
Total revenue	—	103	60	252

Expenses:
Research and development	1,997	2,016	4,159	3,779
General and administrative	1,670	1,523	3,368	3,230
Total expenses	3,667	3,539	7,527	7,009
Loss from operations	(3,667)	(3,436)	(7,467)	(6,757)

Other income (expense):
Other income (expense), net	(14)	2	4	1
Total other income (expense)	(14)	2	4	1
Loss from operations before income taxes	(3,681)	(3,434)	(7,463)	(6,756)
Income tax provision	—	(9)	—	(18)
Net loss	$(3,681)	$(3,443)	$(7,463)	$(6,774)

Basic and diluted net loss per share	$(0.64)	$(0.70)	$(1.39)	$(1.38)
Number of shares used in per share calculations:
Basic and diluted	5,729,012	4,900,298	5,366,324	4,894,638

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss:	$(3,681)	$(3,443)	$(7,463)	$(6,774)
Other comprehensive loss
Change in unrealized loss on investments	—	(1)	1	(22)
Change in foreign currency translation adjustment, net of income tax	(12)	(26)	(16)	(23)
Total other comprehensive loss	(12)	(27)	(15)	(45)
Comprehensive loss	$(3,693)	$(3,470)	$(7,478)	$(6,819)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(7,463)	$(6,774)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	145	128
Charge for 401(k) company common stock match	63	76
Stock-based compensation	830	1,011
Non-cash lease expense	110	192
Deferred income tax provision	—	19
Changes in operating assets and liabilities:
Accounts receivable	—	129
Unbilled receivables	30	6
Prepaid expenses and other assets	(48)	(37)
Accounts payable	331	(59)
Accrued expenses	436	(80)
Lease liabilities	(180)	(251)
Net cash used in operating activities	(5,746)	(5,640)

Cash flows from investing activities
Purchase of property and equipment	(27)	(133)
Purchase of investments	—	(710)
Proceeds from the maturity of short-term investments	1,991	4,371
Net cash provided by investing activities	1,964	3,528

Cash flows from financing activities
Proceeds from issuance of common stock and warrants in equity offering, net of issuance costs	2,717	—
Proceeds from At-the-Market offering, net of issuance costs	103	—
Proceeds for convertible debt note	1,000	—
Taxes paid on employees' behalf related to vesting of stock awards	(41)	(14)
Net cash provided by (used by) financing activities	3,779	(14)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	(23)

Net decrease in cash, cash equivalents and restricted cash	(20)	(2,149)
Cash, cash equivalents and restricted cash at beginning of period	2,620	5,593
Cash, cash equivalents and restricted cash at end of period	$2,600	$3,444

Supplemental disclosure of non-cash information:
Right-of-use assets acquired in exchange for lease liabilities	$100	$—

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
(In thousands, except share amounts)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, March 31, 2023	5,078,557	$51	$404,803	$(232)	$(403,479)	$1,143
Stock-based compensation expense	—	—	381	—	—	381
Issuance of common stock for 401(k) match	9,438	—	26	—	—	26
Issuance of common stock and warrants in equity offering, net of issuance costs	1,006,710	10	2,707	—	—	2,717
Issuance of common stock for director compensation	5,558	—	13	—	—	13
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(3,681)	(3,681)
Balance, June 30, 2023	6,100,263	$61	$407,930	$(244)	$(407,160)	$587

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, March 31, 2022	4,893,403	$49	$402,817	$(193)	$(389,462)	$13,211
Stock-based compensation expense	—	—	489	—	—	489
Issuance of common stock for 401(k) match	7,843	—	41	—	—	41
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(3,443)	(3,443)
Balance, June 30, 2022	4,901,246	$49	$403,347	$(220)	$(392,905)	$10,271

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, December 31, 2022	4,944,202	$49	$404,277	$(229)	$(399,697)	$4,400
Stock-based compensation expense	—	—	805	—	—	805
Issuance of common stock for 401(k) match	27,016	1	55	—	—	56
Issuance of common stock under At-the-Market offering, net of issuance costs	94,665	1	102	—	—	103
Issuance of common stock for restricted stock units	17,640	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(41)	—	—	(41)
Issuance of common stock and warrants in equity offering, net of issuance costs	1,006,710	10	2,707	—	—	2,717
Issuance of common stock for director compensation	10,030	—	25	—	—	25
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(7,463)	(7,463)
Balance, June 30, 2023	6,100,263	$61	$407,930	$(244)	$(407,160)	$587

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, December 31, 2021	4,881,851	$49	$402,283	$(175)	$(386,131)	$16,026
Stock-based compensation expense	—	—	1,012	—	—	1,012
Issuance of common stock for 401(k) match	12,917	—	66	—	—	66
Issuance of common stock for restricted stock units	6,478	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(14)	—	—	(14)
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(6,774)	(6,774)
Balance, June 30, 2022	4,901,246	$49	$403,347	$(220)	$(392,905)	$10,271

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
    Yield10 Bioscience, Inc. ("Yield10" or the "Company") is an agricultural bioscience company that is developing the oilseed Camelina sativa ("Camelina") as a platform crop for large scale production of low carbon sustainable seed products to address; 1) petroleum replacement markets with Camelina oil for use as a biofuel feedstock and PHA bioplastics produced in Camelina seed for use as a biodegradable bioplastic; and 2) food and nutrition markets with omega-3 (EPA, DHA+EPA) oils produced in Camelina seed for aquaculture and nutraceuticals, and for protein meal for animal feed markets. The commercial plan is based on developing and releasing a series of proprietary elite Camelina seed varieties incorporating genetic traits from the Company's development pipeline which offer improved on-farm performance that will lead to increased acreage and seed product revenue. Yield10 also plans to create additional value for its stockholders by licensing yield and seed oil traits from the Company's pipeline to large seed companies for commercialization in major food crops, including corn, soybean and canola. Yield10 is headquartered in Woburn, Massachusetts and has an Oilseed Center of Excellence in Saskatoon, Saskatchewan, Canada.
    The accompanying condensed consolidated financial statements are presented in U.S. dollars, are unaudited, and have been prepared by Yield10 in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the financial position as of June 30, 2023 and December 31, 2022, and for the results of operations for the interim periods ended June 30, 2023 and June 30, 2022.
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
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of a single year, the Company has recorded losses since its initial founding, including the three months ended June 30, 2023.
    As of June 30, 2023, the Company held unrestricted cash and cash equivalents of $2,336. The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its condensed consolidated financial statements are issued. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional research grants or collaborative arrangements with third parties, as to which no assurance can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company, if at all. If adequate additional funds are not available in the near term, management will be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down the Company's operations and pursue options for liquidating its remaining assets, including intellectual property and equipment. Based on the Company's current cash forecast, management has determined that the Company's present capital resources will not be sufficient to fund its planned operations for at least one year from when these condensed consolidated financial statements are issued, which raises substantial doubt as to the Company's ability to continue as a going concern. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors.

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
On April 27, 2023, the Company signed a non-binding letter of intent (“LOI”) with Marathon Petroleum Corporation ("Marathon") for a potential investment in Yield10 by Marathon and for an offtake agreement for low-carbon intensity Camelina feedstock oil to be used in renewable fuels production. In connection with signing the LOI, the Company sold and issued to MPC Investment LLC ("Purchaser"), an affiliate of Marathon, a senior unsecured convertible note in the original principal amount of $1,000 (the “Convertible Note”) which is convertible into shares of the Company’s common stock, at maturity, at a conversion price equal to $3.07 per share, subject to any mandatory adjustments and certain conditions and limitations set forth in the Convertible Note. Yield10 sold and issued the Convertible Note pursuant to a securities purchase agreement, dated April 28, 2023, between the Company and the Purchaser and the proceeds of the Convertible Note have been received. The Company will use the net proceeds from the Convertible Note for working capital and general corporate purposes.
On May 5, 2023, the Company raised $3,000 in gross proceeds through the issuance of the Company's common stock and prefunded warrants in a registered direct offering and warrants in a concurrent private placement with investors. Under the terms of the securities purchase agreement, Yield10 agreed to sell 931,600 shares of common stock and 75,110 pre-funded warrants that exercise and converted to common stock shortly after completion of the offering. The Company also agreed to issue unregistered private warrants to purchase 1,006,710 shares of common stock. The combined effective offering price for one share of common stock (or prefunded warrants in lieu thereof) and accompanying warrant was $2.98. The Company received proceeds of $2,717, from the offering, net of $283 in estimated issuance costs, of which $88 remains unpaid and outstanding at June 30, 2023.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's unaudited condensed consolidated balance sheets included herein:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$2,336	$2,356
Restricted cash	264	264
Total cash, cash equivalents and restricted cash	$2,600	$2,620
Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $264 at June 30, 2023 and December 31, 2022 consists primarily of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.

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
The Company's work in support of a Michigan State University ("MSU") grant from the Department of Energy ("DOE") was completed during the first quarter of 2023, with no further revenue to be recognized. All amounts due from the Company's sub-award have been invoiced and collected. At December 31, 2022, the Company's unbilled receivables of $30 were due from MSU for its support to the DOE grant.

Fair Value Measurements
The carrying amounts of the Company's financial instruments as of June 30, 2023 and December 31, 2022, which include cash equivalents, restricted cash, unbilled receivables, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 5 for further discussion on fair value measurements.
Segment Information
The accounting guidance for segment reporting establishes standards for reporting information on operating segments in financial statements. The Company is an agricultural bioscience company operating in one segment, which is the development of improved Camelina plant varieties to produce proprietary products, and to produce other high value genetic traits for the agriculture and food industries. The Company's chief operating decision-maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company's consolidated operating results.
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

Grant Revenue
The Company has historically earned revenue from government research grants, in which it served as either the primary contractor or as a subcontractor. These grants are considered a central operation of the Company's business. Revenue is earned as research expenses related to the grants are incurred. Revenue earned on government grants, but not yet invoiced as of the balance sheet date, are recorded as unbilled receivables in the accompanying unaudited condensed consolidated balance sheet at December 31, 2022. Funds received from government grants in advance of work being performed, if any, are recorded as deferred revenue until earned.
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. This ASU requires annual disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the nature of the transactions and the form in which assistance has been received, (2) the accounting policy applied, and (3) the balance sheet and income statement line items that are affected by the transactions, and the amounts applicable to each financial statement line item. This ASU is effective for annual periods beginning after December 15, 2021. The adoption of this standard has not materially impacted the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date as the initial pronouncement. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The guidance is effective for annual periods beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies and interim periods within those fiscal years. The adoption of this standard has not materially impacted the Company’s condensed consolidated financial statements.

3. BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net income available to common stockholders by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method, as well as weighted shares outstanding of any potential (unissued) shares of common stock from restricted stock units. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. Common stock equivalents include stock options, restricted stock awards and warrants.
The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their antidilutive effect:

	As of June 30,
	2023	2022
Options	1,157,351	949,884
Restricted Stock Awards	—	54,250
Warrants	2,136,008	1,290,273
Total	3,293,359	2,294,407
4. INVESTMENTS
The Company's investments consisted of the following at December 31, 2022:

	Accumulated Cost at December 31, 2022	Unrealized		Market Value at December 31, 2022
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$1,992	$—	$(1)	$1,991
Total	$1,992	$—	$(1)	$1,991
The Company did not hold any investments at June 30, 2023. All investments held on December 31, 2022 were classified as available for sale.
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
The Company’s financial assets classified as Level 2 at June 30, 2023 and December 31, 2022 were initially valued at the transaction price and subsequently valued utilizing third-party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2023 and December 31, 2022.
The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2023
Cash equivalents:
Money market funds	$656	$—	$—	$656
Total assets	$656	$—	$—	$656

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Cash equivalents:
Money market funds	$1,633	$—	$—	$1,633
Short-term investments:
U.S. government and agency securities	—	1,991	—	1,991
Total assets	$1,633	$1,991	$—	$3,624
There were no transfers of financial assets between category levels during the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022.
6. ACCRUED EXPENSES
Accrued expenses consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Employee compensation and benefits	$276	$39
Leased facilities	58	81
Professional services	430	264
Field trials and related expenses	366	146
Other	245	396
Total accrued expenses	$1,375	$926

7. STOCK-BASED COMPENSATION
Expense Information for Employee and Non-Employee Stock Awards
The Company recognized stock-based compensation expense related to stock awards, including awards to non-employees and members of the Board of Directors, of $394 and $830 for the three and six months ended June 30, 2023, respectively, and $488 and $1,011 for the three and six months ended June 30, 2022, respectively. At June 30, 2023, there was approximately $2,771 of unvested awards not yet recognized as compensation expense.
The compensation expense related to unvested stock awards is expected to be recognized over a remaining weighted average period of 2.38 years.

Stock Options
A summary of option activity for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	979,748	$14.10
Granted	261,400	3.54
Exercised	—	—
Forfeited	(66,423)	6.35
Expired	(17,374)	23.96
Outstanding at June 30, 2023	1,157,351	$12.02

Options exercisable at June 30, 2023	548,682	$19.28
In accordance with the terms of the Company's 2018 Stock Option and Incentive Plan ("2018 Stock Plan"), Yield10's Board of Directors approved the addition of 247,210, 244,092 and 166,702 shares to the 2018 Stock Plan, on the first day of 2023, 2022 and 2021, respectively, each of which represented 5% of the Company's outstanding common stock on the day prior to each increase. At the Company 2023 annual meeting of stockholders held on May 25, 2023, stockholders approved an amendment and restatement of the 2018 Stock Plan to increase the aggregate number of shares of the Company’s common stock that may be issued under the 2018 Plan by 500,000 shares, As of June 30, 2023, 569,538 shares remain available to be awarded from the 2018 Stock Plan.
Restricted Stock Units
The Company records stock compensation expense for restricted stock units ("RSUs") on a straight-line basis over their requisite service period, which approximates the vesting period, based on each RSU's award date fair market value. As RSUs vest, the Company withholds a number of shares from its employees with an aggregate fair market value equal to the minimum tax withholding amount from the common stock issuable at the vest date. During the six months ended June 30, 2023, 27,123 employee RSUs vested, of which 9,483 common shares with a total market value of $34 were withheld to pay employee tax withholding.
A summary of RSUs activity for the six months ended June 30, 2023 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2022	27,123
Awarded	—
Released	(27,123)
Outstanding at June 30, 2023	—	0.00
8. LEASES
Maturity Analysis of Lease Liabilities
The Company's facility lease for its headquarters located in Woburn, Massachusetts, and a small number of automobile leases under a fleet leasing program initiated during the three months ended June 30, 2023, are the only leases included within the Company's right-of-use assets and corresponding lease liabilities. No other active real estate or equipment leases fall within the scope of ASC 842. At June 30, 2023, the Company's lease liability related to its Woburn facility and leased automobiles will mature as follows:

Year ended December 31,	Undiscounted Cash Flows
2023 (July to December)	$393
2024	800
2025	822
2026	776
2027	18
Thereafter	4
Total undiscounted future lease payments	2,813
Amount of lease payments representing interest	(343)
Total lease liabilities	$2,470
Short-term lease liability	$628
Long-term lease liability	$1,842
At June 30, 2023, the real estate lease for the Company's Woburn facility represented 96.0% of the Company's lease liabilities of $2,813 reflected in the table above.

Quantitative Disclosure of Lease Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost	$150	$151	$301	$303
Short-term lease cost	181	183	398	332
Sublease income	(177)	(153)	(336)	(295)
Total lease cost, net	$154	$181	$363	$340

Other information as of:	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	3.5	3.9
Weighted-average discount rate	7.45%	7.25%
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
In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The CJ sublease is coterminous with the Company's master lease and CJ will pay rent and operating expenses proportionate to the amounts payable to the landlord by the Company, as adjusted from time to time in accordance with the terms of the master lease. Future CJ sublease payments have not been presented as an offset to total undiscounted future lease payments of $2,813 shown in the lease maturity analysis table above. CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
The Company's wholly-owned subsidiary, YOI, located in Saskatoon, Saskatchewan, Canada, leases approximately 9,600 square feet of office, laboratory and greenhouse space located within Innovation Place at 410 Downey Road and within the research facility of National Research Council Canada located at 110 Gymnasium Place. None of the leases contain renewal or early termination options. YOI's leases for these facilities expire on various dates through May 31, 2024.
Vehicle Leases
During the three months ended June 30, 2023, the Company entered into a fleet leasing program in order to provide vehicles to employees who travel extensively throughout western Canada and the northwestern U.S. in support of crop field trials and Camelina operations. These vehicle leases generally have terms of four to five years and contain purchase options at the end of their lease terms for the amount of their contractually guaranteed residual value.
9. CONVERTIBLE NOTE PAYABLE, NET
On April 27, 2023, the Company signed a non-binding letter of intent LOI with Marathon Petroleum Corporation Marathon relating to a potential investment in Yield10 by Marathon and an offtake agreement (the “Offtake Agreement”) for low-carbon intensity Camelina feedstock oil for use in renewable fuels. In connection with the signing of the LOI, the Company sold and issued to MPC Investment LLC, an affiliate of Marathon (the “Purchaser”), a senior unsecured convertible note in the original principal amount of $1,000 (the “Convertible Note”) which is convertible into shares of the Company’s common stock or other Qualified Securities (as defined below), subject to certain conditions and limitations. The Company will use the net proceeds from the Convertible Note for working capital and general corporate purposes.
The Convertible Note contains customary events of default for such an instrument, accrues interest at 8.0% per annum, payable semi-annually in arrears, and has a maturity date ("Maturity Date") equal to either (i) the date that is one year after the Exclusivity End Date, (defined as the date on which the 120 day exclusivity period under the LOI expires without the execution of definitive agreements for the Offtake Agreement or the date on which Marathon notifies Yield10 that it will no longer pursue the agreements), or (ii) the Fundamental Change Effective Date (as defined in the Convertible Note), unless earlier repaid or converted prior to such date in accordance with its terms. The Company may, at its option prior to any interest payment date, add the interest due to the unpaid principal amount of the Convertible Note. Interest expense accrued on the Convertible Note through June 30, 2023 is included in other income (expense), net, in the Company's condensed consolidated statements of operations included herein. Unless terminated by Marathon earlier, the parties intend to negotiate and agree to the terms of definitive agreements within the 120 day exclusivity period that ends on August 25, 2023.
If any amount remains outstanding under the Convertible Note when a transaction or event constituting a Fundamental Change (as defined in the Convertible Note) occurs, then the Convertible Note will, at the election of the Purchaser, be convertible, in whole or in part, into shares of common stock at a conversion price equal to $3.07 per share. If, at any time any amount under the Convertible Note remains outstanding before the Exclusivity End Date and the Company enters into definitive agreements for the Offtake Agreement or similar transaction that qualifies as a Qualified Financing (as defined in the Convertible Note), then the Convertible Note will convert, in whole, into the securities issued in such Qualified Financing (the “Qualified Securities”) at a conversion price equal to the purchase price of such Qualified Securities sold in the Qualified Financing. If not converted or terminated earlier, all outstanding principal and accrued and unpaid interest on the Convertible Note will be due and payable in full in cash on the Maturity Date.
When issued, the Company recorded the Convertible Note as a single liability at $967, which is net of debt issuance costs of $33 and is reflected in long-term liabilities within the Company's June 30, 2023 Condensed Consolidated Balance Sheet contained herein. The issuance costs are being amortized as interest expense, using the effective interest rate method, through the expected maturity date of August 24, 2024, resulting in an effective interest rate of 10.7%. At June 30, 2023, $29 in issuance costs remain to be amortized through the Maturity Date. If Yield10 and Marathon enter into definitive agreements for the Offtake Agreement prior to the Exclusivity End Date, the Convertible Note will convert into Qualified Securities and the Company will recognize any remaining unamortized issuance costs.
10. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
Exclusive Collaboration Agreement with Rothamsted Research ("Rothamsted")

In November 2020, the Company signed an exclusive collaboration agreement with UK-based Rothamsted to support Rothamsted’s program to develop omega-3 oils in Camelina sativa. Under the agreement, Yield10 has provided Rothamsted with financial support for ongoing research including further EPA, DHA+EPA trait improvement, field testing and nutritional studies. The Company paid Rothamsted research funding and option fees totaling $219, with a final payment of $31 remaining to be paid as of June 30, 2023, related to a final deliverable to be received from Rothamsted. Included within the agreement, the Company had an exclusive two-year option to sign a global, exclusive or non-exclusive license agreement to the technology. In November 2022, Yield10 and Rothamsted agreed to extend the collaboration agreement, including the license option, without additional funding support, through December 31, 2023.
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
Guaranteed Minimum Payments to Growers and Seed Producers
As an incentive for growers located in Canada and the U.S. to enter into Camelina commercial grain production contracts with the Company for the 2022/2023 winter and 2023 spring seasons, Yield10 offered minimum guaranteed payments per acre that reduce growers' risk of financial loss. The cost of these minimum payments is generally accrued on a straight-line basis over the expected growing season unless evidence close to the time of harvest clearly indicates that a grower's harvest will exceed the amount of the guarantee. Payment of minimum guarantees is conditional upon each grower fulfilling their contractual responsibilities and are offset by the purchase price of Yield10's Camelina planting seed provided to the growers and the contractual price that the Company will pay for the actual amount of grain that is harvested. Although the Company anticipates that payment of these guaranteed amounts will not be required under normal growing conditions and expected harvests, as of June 30, 2023 and December 31, 2022, the Company has recorded accruals of $86 and $25, respectively, net of the growers' obligation to pay for the planting seed.
The Company has also entered into Camelina seed production agreements with certain seed producers containing minimum contract guarantees per acre. As of December 31, 2022, the Company recorded an accrual of approximately $69 for these minimum contract guarantees, net of progress payments made by Yield10 as of that date. The Company did not need to accrue for seed production agreements as of June 30, 2023.
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

Guarantees
    As of June 30, 2023 and December 31, 2022, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2023 and December 31, 2022.
11. LICENSE AGREEMENTS
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
In August 2020, the Company entered into a non-exclusive research agreement with GDM Seeds ("GDM"), a company specializing in plant genetics, to evaluate novel traits in soybean. Under the terms of the agreement, GDM is working with the Company's yield traits within its research and development program as a strategy to improve soybean yield performance and sustainability. The research agreement includes three novel yield traits in the first phase with the potential to expand the program to more traits in the future.
Neither of these research arrangements provide significant licensing revenue to the Company while Simplot and GDM perform trait evaluations.
12. GEOGRAPHIC INFORMATION
The geographic distribution of the Company’s grant revenues and long-lived assets are summarized in the tables below. Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled.

	U.S.	Canada	Total
Three Months Ended June 30, 2023
Revenue	$—	$—	$—
Three Months Ended June 30, 2022
Revenue	$103	$—	$103
Six Months Ended June 30, 2023
Revenue	$60	$—	$60
Six Months Ended June 30, 2022
Revenue	$252	$—	$252

Identifiable long-lived assets
June 30, 2023	$568	$95	$663
June 30, 2022	$752	$143	$895
13. CAPITAL STOCK AND WARRANTS
Common Stock
Registered Direct Offering and Private Placement
On May 3, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor and an existing investor, pursuant to which the Company agreed to issue and sell (i) an aggregate of 931,600 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 75,110 shares of Common Stock, and (iii) private placement warrants (the “Private Warrants”) to purchase an aggregate of 1,006,710 shares of Common Stock. The Shares, Pre-Funded Warrant and

Private Warrants were sold on a combined basis for consideration equating to $2.98 for one Share and a Private Warrant to purchase one underlying share of Common Stock (or in lieu thereof, $2.9799 for a Pre-Funded Warrant to purchase one underlying share of Common Stock and a Private Warrant to purchase one underlying share of Common Stock). The exercise price of the Pre-Funded Warrant was $0.0001 per underlying share. The exercise price of the Private Warrant is $2.98 per underlying share.
The Shares and the Pre-Funded Warrant were offered pursuant to an effective registration statement on Form S-3 (File No. 333-254830), as initially filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2021, and declared effective by the Commission on April 2, 2021. The Pre-Funded Warrant was fully exercised on May 12, 2023 and converted to 75,110 shares of the Company's common stock. The Private Warrant was sold in a concurrent private placement (the “Private Placement”), exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of the Securities Act of 1933, as amended (the “Securities Act”). The Private Warrants become exercisable beginning six months from the date of issuance, on November 6, 2023, and terminate on the fifth anniversary from that date.
Combined proceeds from the registered direct offering and private placement were $3,000 before estimated issuance costs of $283.
At-The-Market ("ATM") Program
On January 24, 2023, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim Group LLC ("Maxim") under which the Company could offer and sell shares of its common stock, $0.01 par value per share, having an aggregate offering price of up to $4,200 from time to time through Maxim, acting exclusively as the Company's sales agent. Maxim was entitled to compensation at a fixed commission rate of 2.75% of the gross sales price for each share sold. Effective May 3, 2023, the Company terminated the Sales Agreement after issuing a total of 94,665 shares of common stock, all within the three months ended March 31, 2023, at per share prices between $3.03 and $4.08, resulting in gross proceeds to the Company of $299 before offering costs and sales commissions totaling $196.
Board of Director Stock Issuances
During the three and six months ended June 30, 2023, certain members of the Company's Board of Directors elected to receive 5,558 shares and 10,030 shares, respectively, of Yield10 common stock in lieu of receiving $13 and $25, respectively, in cash compensation payments for their services to the board and board committees.
Preferred Stock
The Company's Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of $0.01 par value preferred stock.
Warrants
The following table summarizes information regarding outstanding warrants to purchase common stock as of June 30, 2023:

Issuance	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price Per Share of Common Stock	Expiration Date
May 2023 Registered Direct and Concurrent Private Placement	1,006,710	$2.98	November 6, 2028	(1)
November 2019 Public Offering - Series B	395,528	$8.00	May 19, 2027
November 2019 Private Placement - Series B	718,750	$8.00	May 19, 2027
July 2017 Registered Direct Offering	14,270	$201.60	January 7, 2024
Consultant	750	$116.00	September 11, 2024
Total outstanding warrants	2,136,008

(1)     Warrants issued in the Company's May 2023 registered direct and concurrent private placement offerings are not eligible to be exercised until November 6, 2023.
The following shares of common stock have been reserved for future issuance upon exercise of stock options, vesting of RSUs and conversion of warrants:

	June 30, 2023	December 31, 2022
Stock Options	1,157,351	979,748
RSUs	—	27,123
Warrants	2,136,008	1,129,298
Total number of common shares reserved for future issuance	3,293,359	2,136,169

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
Yield10 is headquartered in Woburn, Massachusetts and has an Oilseed Center of Excellence in Saskatoon, Saskatchewan, Canada.
Government Grants
During 2018, we entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Funding for this five-year grant was awarded incrementally on an annual basis with the first year commencing on September 15, 2017. Cumulative funding for this sub-award for the full grant amount of $2,957 was appropriated by the U.S. Congress through the contractual year ending in September 2022. During the fiscal quarter ended March 31, 2023, we recognized the final $60 remaining under this sub-award. During the three and six months ended June 30, 2022, we recognized $103 and $252, respectively, in grant revenue from the sub-award.

Program Title	Funding Agency	Total Government Funded Appropriations	Total revenue recognized through June 30, 2023	Remaining amount to be recognized as of June 30, 2023	Contract/Grant Expiration
Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$2,957	$2,957	$—	Completed in the first quarter of 2023
Critical Accounting Estimates and Judgments
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based and performance-based compensation, measurement of right-of-use assets and lease liabilities, the recognition of lease expense and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, were consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
	2023	2022	Change
Grant revenue	$—	$103	$(103)
Grant revenue of $103 during the three months ended June 30, 2022 was derived from our DOE sub-award with MSU. As of March 31, 2023, our work in support of this research grant was completed with no further grant revenue to be recognized.

We currently do not have any active government grants and therefore anticipate that grant revenue will decrease during the year ended December 31, 2023 in comparison to the year ended December 31, 2022. We currently cannot assess whether additional U.S. or Canadian government research grants will be awarded to us during the remainder of 2023.
We contracted with growers in Canada and the U.S. for the 2022/2023 winter and 2023 spring growing seasons for approximately 1,000 acres of Camelina each season. The harvested grain production from these contracts will be sold to oil producers in the renewable biofuel market. Harvest of our first winter commercial grain production commenced in July 2023, with grain revenue recognition to occur upon delivery of the grain to an offtake partner shortly thereafter. Our 2023 spring Camelina harvest is expected to commence later in the third quarter of 2023. Our intention is to continue expansion of Camelina acreage under contract with growers for future winter and spring seasons as we manage the growth of our business.
Expenses

	Three Months Ended June 30,
	2023	2022	Change
Research and development expenses	$1,997	$2,016	$(19)
General and administrative expenses	1,670	1,523	147
Total expenses	$3,667	$3,539	$128
Research and Development Expenses
Research and development expenses remained consistent overall during the three months ended June 30, 2023 and the three months ended June 30, 2022. However, our crop trial expenses increased by $259 during our second quarter of 2023, primarily as a result of fieldwork being conducted to develop and evaluate our herbicide tolerant Camelina plant varieties. This increase was offset by a decrease in the costs of Camelina seed production activities of $256 during the period.
Based on current planning and forecasting, we anticipate that our research and development expenses during the year ended December 31, 2023 will be greater than the expenses incurred during the year ended December 31, 2022, as we continue our efforts to develop and commercialize Camelina plant varieties to be used in the following markets; biofuel, omega-3 oil for nutraceuticals and fish feed, PHA bioplastics and as a protein meal for animal feed. The projected increase in expenses will include employee compensation and benefits from recent and future personnel hiring, further expansion of our crop trial programs, seed scale up and other pre-commercial Camelina production activities. Our forecast related to research and development expense is subject to change and may be impacted by our ability to raise additional working capital to support our planned operations or the entry into third-party collaborations or other business opportunities that could alter our plans.
General and Administrative Expenses
General and administrative expenses increased by $147 from $1,523 during the three months ended June 30, 2022 to $1,670 during the three months ended June 30, 2023. The 10 percent increase was primarily the result of a $94 increase in professional fees and a $53 increase in travel costs. During the three months ended June 30, 2023, the increase in professional fees was the result of higher legal and accounting expenses related to business development and securities offerings. Travel expenses increased during the three months ended June 30, 2023 in connection with business development activities and the Company's ongoing transition to commercial operations.
Based on current planning and forecasting, we anticipate that our general and administrative expenses during the year ended December 31, 2023 will continue to be slightly higher than expenses incurred during the year ended December 31, 2022, as we scale up activities in support of our commercial growth, including increasing legal expenses, license payments and travel-related expenses in support of business development. Our forecast related to general and administrative expense is subject to change and may be impacted by our ability to raise additional working capital to support our plans or the entry into third-party collaborations or other business opportunities that could alter our plans.

Other Income (Expense), Net

	Three Months Ended June 30,
	2023	2022	Change
Other income (expense), net	$(14)	$2	$(16)
Other Income (Expense), net
    Other income (expense) for the three months ended June 30, 2023 was derived primarily from interest expense charged in connection with the Company's annual insurance premium financing plan and from our amortization of debt issuance costs related to the convertible note with Marathon Petroleum Corporation ("Marathon").
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,
	2023	2022	Change
Grant revenue	$60	$252	$(192)
Grant revenue was $60 and $252 for the six months ended June 30, 2023 and June 30, 2022, respectively.  All of the grant revenue recorded during the six months ended June 30, 2023 and June 30, 2022 was derived from the completed DOE sub-award with MSU.
Expenses

	Six Months Ended June 30,
	2023	2022	Change
Research and development expenses	$4,159	$3,779	$380
General and administrative expenses	3,368	3,230	138
Total expenses	$7,527	$7,009	$518
Research and Development Expenses
Research and development expenses increased from $3,779 during the six months ended June 30, 2022 to $4,159 during the six months ended June 30, 2023. The $380, or 10 percent year-to-date increase, was primarily due to increased crop trial costs of $396 as a result of fieldwork being conducted to develop and evaluate different varieties of Camelina, including our herbicide tolerant plant varieties.
General and Administrative Expenses
General and administrative expenses increased by $138 from $3,230 during the six months ended June 30, 2022 to $3,368 during the six months ended June 30, 2023. The 4 percent year-to-date increase was primarily due to increases in professional service and consulting fees partially offset by a reduction in stock-based compensation expense. Increases in professional service fees of $226 was driven by higher legal fees of $157 as a result of securities offerings and business development activities and by higher accounting fees of $92, also as a result of securities offerings and our engagement of outside accountants for tax and technical accounting matters. During the six months ended June 30, 2023, consulting expenses increased by $72, primarily as a result of engaging additional support for business development activities and as a result of our upgrade in financial accounting systems in preparation for future commercial operations. Stock-based compensation decreased by $128 during the six months ended June 30, 2023 in comparison to the six months ended June 30, 2022.

Other Income (Expense), Net

	Six Months Ended June 30,
	2023	2022	Change
Other income (expense), net	$4	$1	$3
Other Income (Expense), net
    Other income (expense) for the six months ended June 30, 2023 was derived primarily from investment income earned on the Company's cash equivalents offset by interest expense charged in connection with the Company's annual insurance premium financing plan and from our amortization of debt issuance costs related to the convertible note with Marathon.
Liquidity and Capital Resources
Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government funded research grants and income earned on investments.
Since our inception, we have incurred significant expenses related to our research, development and product commercialization efforts. With the exception of 2012, we have recorded losses since our initial founding, including the three and six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $407,160. Our unrestricted cash and cash equivalents are held primarily for working capital purposes and as of June 30, 2023, totaled $2,336 compared to cash, cash equivalents and investments of $4,347 at December 31, 2022. As of June 30, 2023, we had restricted cash of $264, consisting of $229 held in connection with the lease agreement for our Woburn, Massachusetts facility and $35 held in connection with our corporate credit card program. As of June 30, 2023, we have a long-term convertible note outstanding of $1,000 with MPC Investment LLC, an affiliate of Marathon.
Our management is currently evaluating different strategies to obtain the required funding for our operations in the near term. These strategies may include, but are not limited to: public and private placements of equity and/or debt, licensing and/or collaboration arrangements and strategic alternatives with third parties, or other funding from the government or third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including the impact of geopolitical turmoil and economic uncertainty related to rising inflation and disruptions in the global supply chain. As a result, there can be no assurance that these funding efforts will be successful. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available on reasonable terms, or at all.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal. Consequently, our investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of June 30, 2023, we did not hold any investments.
Material Cash Requirements
We currently anticipate net cash usage of $12,500 to $13,000 to fund our operations during 2023, including our expanded research and development, administrative and Camelina commercial launch activities.
We require cash to fund our working capital needs, to purchase capital assets, to pay our lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government research grants and income earned on investments.
We routinely enter into contractual commitments with third parties to support our operating activities. The more significant of these commitments includes real estate operating leases for our office, laboratory and greenhouse facilities located in the U.S. and Canada. In addition, we typically enter into annual premium funding arrangements through our insurance broker that allows us to spread the payment of our directors' and officers' liability and other business insurance premiums over the terms of the policies. Our material commitments also include arrangements with third party growers located in North and

South America for the execution of crop trials, seed scale-up activities and Camelina grain production contracts with commercial growers. The aggregate cost of these contracted crop activities is substantial. From time-to-time, we also enter into exclusive research licensing and collaboration arrangements with third parties for the development of intellectual property related to trait development. These long-term agreements typically include initial licensing payments and future contingent milestone payments associated with regulatory filings and approvals as well as potential royalty payments based on future product sales. Generally, these licensing arrangements contain early termination provisions within the terms of the respective agreements.
The Company has no off-balance sheet arrangements as defined in Item 303(b) of Regulation S-K of the Securities Exchange Act of 1934.
Equity Distribution Agreement
On January 24, 2023, we entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim Group LLC ("Maxim") that was subsequently terminated by the parties, effective May 3, 2023. Under the terms of the Sales Agreement, we could offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $4,200 from time to time through Maxim, acting exclusively as our sales agent (the "Offering"). On January 24, 2023, we filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering under our existing Registration Statement on Form S-3 (File No 333-254830), which was declared effective on April 2, 2021. Maxim was entitled to compensation at a fixed commission rate of 2.75% of the gross sales price per share sold. In addition, we reimbursed Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. During the three months ended March 31, 2023, and through the termination of the Sales Agreement, we issued 94,665 shares of common stock in connection with the Sales Agreement at per share prices between $3.03 and $4.08, resulting in net proceeds to the Company of $103 after subtracting offering costs and sales commissions totaling $196.
Letter of Intent with Marathon Petroleum Corporation
On April 27, 2023, we signed a non-binding letter of intent (“LOI”) with Marathon for a potential investment in Yield10 by Marathon and for an offtake agreement for low-carbon intensity Camelina feedstock oil to be used in renewable fuels production. In connection with signing the LOI, we sold and issued to MPC Investment LLC ("Purchaser"), an affiliate of Marathon, a senior unsecured convertible note in the original principal amount of $1,000 (the “Convertible Note”) which is convertible into shares of the Company’s common stock at a conversion price equal to $3.07 per share, subject to any mandatory adjustments and certain conditions and limitations set forth in the Convertible Note. If not converted or terminated earlier, all outstanding principal and accrued and unpaid interest on the Convertible Note will be due and payable in full in cash on the Convertible Note's expected Maturity Date of August 24, 2024. We sold and issued the Convertible Note pursuant to a securities purchase agreement, dated April 28, 2023, between the Company and the Purchaser and the proceeds of the Convertible Note have been received. We will use the net proceeds of $967, after debt issuance costs of $33, from the Convertible Note for working capital and general corporate purposes.
Since the execution of the LOI, Yield10 and Marathon have made continued progress toward the execution of the Offtake Agreement, on terms consistent with the LOI. There can be no assurance that the Company will be able to enter into the definitive Offtake Agreement, and there can be no assurance that, if the Offtake Agreement is finalized, that it will be successful or provide benefits to the Company as expected. In accordance with the Company's strategy, Yield10 will continue to explore additional financing and collaboration opportunities with potential strategic partners.

Registered Direct Offering and Concurrent Private Placement
On May 5, 2023, we closed on a $3,000 offering of the Company's common stock (or prefunded warrants in lieu thereof) in a registered direct offering and warrants in a concurrent private placement with investors. Under the terms of the securities purchase agreement, we agreed to sell 1,006,710 shares of common stock and to issue unregistered warrants to purchase 1,006,710 shares of common stock. The combined effective offering price for one share of common stock (or prefunded warrant in lieu thereof) and accompanying warrant was $2.98. The Company received proceeds of $2,717, from the offering, net of $283 in estimated issuance costs. The shares underlying the warrants issued in the offering were registered by the Company in July 2023.
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
Cash Usage During the Six Months Ended June 30, 2023
Net cash used for operating activities during the six months ended June 30, 2023 and the six months ended June 30, 2022 was $5,746 and $5,640, respectively. Net cash used for operating activities during the six months ended June 30, 2023 primarily reflects the net loss of $7,463 and cash payments made to reduce lease liabilities of $180. Significant non-cash charges offsetting a portion of the net loss include depreciation and amortization expense of $145, our 401(k) matching contribution in common stock of $63, stock-based compensation expense of $830, and non-cash lease expense of $110. Net cash used for operating activities during the first six months of 2022 was $5,640 and primarily reflects the net loss of $6,774, cash payments made to reduce lease liabilities and to pay 2021 bonus compensation of $251 and $378, respectively. Non-cash charges offsetting a portion of the net loss included depreciation and amortization expense of $128, our 401(k) matching contribution in common stock of $76, stock-based compensation expense of $1,011, and non-cash lease expense of $192.
Net cash of $1,964 was provided by investing activities during the six months ended June 30, 2023, primarily as a result of receiving proceeds of $1,991 from investments reaching maturity and converting into cash. During the six months ended June 30, 2022, $3,528 in net cash was provided by investing activities and was primarily the result of receiving proceeds of $4,371 from maturing investments, partially offset by $710 in purchases of new investments and our purchase of $133 in new laboratory equipment.
Net cash of $3,779 was provided by financing activities during the six months ended June 30, 2023, compared to net cash of $14 used by financing activities during the six months ended June 30, 2022. During the six months ended June 30, 2023, we completed a registered direct offering that included 931,600 shares of the Company’s common stock, par value $0.01 per share, and a pre-funded warrant to purchase 75,110 shares of common stock, receiving net cash proceeds of $2,717 from the offering after issuance costs of $283. Also during the six months ended June 30, 2023, we signed a non-binding letter of intent LOI with Marathon that included a potential investment in Yield10 by Marathon and an investment and offtake agreement for low-carbon intensity Camelina feedstock oil for use in renewable fuels. In connection with the signing of the LOI, the Company sold and issued to MPC Investment LLC, an affiliate of Marathon, a senior unsecured convertible note in the original principal amount of $1,000. During the six months ended June 30, 2023, we also received net proceeds of $103 from the sale of shares of our common stock through the Maxim Sales Agreement.
Recent Accounting Pronouncements
See Note 2, "Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as presented below, there were no other significant changes in the Company's risk factors during the six months ended June 30, 2023.
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our common stock on Nasdaq. Nasdaq listing rules require us to maintain certain closing bid price, stockholders’ equity and other financial metric criteria in order for our common stock to continue trading on Nasdaq. For example, Nasdaq Listing Rule 5550(a)(4) requires companies to maintain a minimum of 500,000 publicly held shares. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

On May 18, 2023, we received a deficiency letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that it is not in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq. Nasdaq Listing Rule 5550(b)(1) requires companies listed on Nasdaq to maintain stockholders’ equity of at least $2,500 (the “Stockholders’ Equity Requirement”). The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 12, 2023, reported stockholders’ equity of $1,143 which is below the Stockholders’ Equity Requirement for continued listing on Nasdaq. As of June 30, 2023, the Company does not have a market value of listed securities of $35,000, or net income from continued operations of $500 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on Nasdaq. The Letter has no immediate effect on our continued listing on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. In accordance with Nasdaq rules, we were provided 45 calendar days, or until July 3, 2023, to submit a plan to regain compliance (the “Compliance Plan”). Our Compliance Plan was submitted before that date and was accepted by the Staff. As a result, we may be granted an extension of up to 180 calendar days from the date of the Staff notification to regain compliance with the Stockholders’ Equity Requirement. There can be no assurance that the Company will be able to regain compliance with the Stockholders’ Equity Requirement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On July 7, 2023, we issued 13,739 shares of common stock to participants in the Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act as exempted securities.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2023, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.
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

YIELD10 BIOSCIENCE, INC.

August 14, 2023	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2023	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)