Form 10-Q
period 2023-09-30
YIELD10 BIOSCIENCE, INC.
filed 2023-11-14
CIK 1121702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 13, 2023 was 11,980,996.
.

2

Yield10 Bioscience, Inc.
Form 10-Q
For the Quarter Ended September 30, 2023

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$2,817	$2,356
Short-term investments	—	1,991
Unbilled receivables	—	30
Prepaid expenses and other current assets	545	641
Total current assets	3,362	5,018
Restricted cash	264	264
Property and equipment, net	594	775
Right-of-use assets, net	1,769	1,961
Other assets	53	67
Total assets	$6,042	$8,085

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$381	$109
Accrued expenses	1,944	926
Current portion of lease liabilities	651	575
Convertible note payable, net of issuance costs (Note 9)	977	—
Total current liabilities	3,953	1,610
Lease liabilities, net of current portion	1,697	2,075
Total liabilities	5,650	3,685
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 60,000,000 shares authorized at September 30, 2023 and December 31, 2022; 11,901,780 and 4,944,202 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	119	49
Additional paid-in capital	411,406	404,277
Accumulated other comprehensive loss	(247)	(229)
Accumulated deficit	(410,886)	(399,697)
Total stockholders’ equity	392	4,400
Total liabilities and stockholders’ equity	$6,042	$8,085

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Grant revenue	$—	$111	$60	$363
Total revenue	—	111	60	363

Expenses:
Research and development	2,204	2,083	6,363	5,862
General and administrative	1,499	1,518	4,867	4,748
Total expenses	3,703	3,601	11,230	10,610
Loss from operations	(3,703)	(3,490)	(11,170)	(10,247)

Other income (expense):
Other income (expense), net	(23)	10	(19)	11
Total other income (expense)	(23)	10	(19)	11
Loss from operations before income taxes	(3,726)	(3,480)	(11,189)	(10,236)
Income tax provision	—	(9)	—	(27)
Net loss	$(3,726)	$(3,489)	$(11,189)	$(10,263)

Basic and diluted net loss per share	$(0.41)	$(0.71)	$(1.70)	$(2.09)
Number of shares used in per share calculations:
Basic and diluted	8,987,957	4,924,606	6,586,801	4,904,737

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss:	$(3,726)	$(3,489)	$(11,189)	$(10,263)
Other comprehensive loss
Change in unrealized gain (loss) on investments	—	20	1	(2)
Change in foreign currency translation adjustment, net of income tax	(3)	(34)	(19)	(57)
Total other comprehensive loss	(3)	(14)	(18)	(59)
Comprehensive loss	$(3,729)	$(3,503)	$(11,207)	$(10,322)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(11,189)	$(10,263)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	217	197
Charge for 401(k) company common stock match	91	111
Stock-based compensation	1,209	1,458
Non-cash lease expense	192	291
Deferred income tax provision	—	37
Changes in operating assets and liabilities:
Accounts receivable	—	127
Unbilled receivables	30	(5)
Prepaid expenses and other assets	121	52
Accounts payable	272	21
Accrued expenses	1,002	17
Lease liabilities	(302)	(385)
Net cash used in operating activities	(8,357)	(8,342)

Cash flows from investing activities
Purchase of property and equipment	(26)	(154)
Purchase of investments	—	(1,195)
Proceeds from the maturity of short-term investments	1,991	8,371
Net cash provided by investing activities	1,965	7,022

Cash flows from financing activities
Proceeds from issuance of common stock and warrants in equity offerings, net of issuance costs	5,842	—
Proceeds from At-the-Market offering, net of issuance costs	103	—
Proceeds for convertible debt note, net of issuance costs	967	—
Taxes paid on employees' behalf related to vesting of stock awards	(41)	(37)
Net cash provided by (used in) financing activities	6,871	(37)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	(50)

Net increase (decrease) in cash, cash equivalents and restricted cash	461	(1,407)
Cash, cash equivalents and restricted cash at beginning of period	2,620	5,593
Cash, cash equivalents and restricted cash at end of period	$3,081	$4,186

Supplemental disclosure of non-cash information:
Right-of-use assets acquired in exchange for lease liabilities	$138	$—

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
(In thousands, except share amounts)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, June 30, 2023	6,100,263	$61	$407,930	$(244)	$(407,160)	$587
Stock-based compensation expense	—	—	367	—	—	367
Issuance of common stock for 401(k) match	13,739	—	30	—	—	30
Issuance of common stock and warrants in equity offering, net of issuance costs	5,750,000	58	3,067	—	—	3,125
Issuance of common stock for director compensation	37,778	—	12	—	—	12
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(3,726)	(3,726)
Balance, September 30, 2023	11,901,780	$119	$411,406	$(247)	$(410,886)	$392

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, June 30, 2022	4,901,246	$49	$403,347	$(220)	$(392,905)	$10,271
Stock-based compensation expense	—	—	446	—	—	446
Issuance of common stock for 401(k) match	12,875	—	29	—	—	29
Issuance of common stock for restricted stock units	19,167	—	—	—	—	$—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(23)	—	—	$(23)
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(3,489)	(3,489)
Balance, September 30, 2022	4,933,288	$49	$403,799	$(234)	$(396,394)	$7,220

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, December 31, 2022	4,944,202	$49	$404,277	$(229)	$(399,697)	$4,400
Stock-based compensation expense	—	—	1,172	—	—	1,172
Issuance of common stock for 401(k) match	40,755	1	85	—	—	86
Issuance of common stock under At-the-Market offering, net of issuance costs	94,665	1	102	—	—	103
Issuance of common stock for restricted stock units	17,640	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(41)	—	—	(41)
Issuance of common stock and warrants in equity offerings, net of issuance costs	6,756,710	68	5,774	—	—	5,842
Issuance of common stock for director compensation	47,808	—	37	—	—	37
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(11,189)	(11,189)
Balance, September 30, 2023	11,901,780	$119	$411,406	$(247)	$(410,886)	$392

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance, December 31, 2021	4,881,851	$49	$402,283	$(175)	$(386,131)	$16,026
Stock-based compensation expense	—	—	1,458	—	—	1,458
Issuance of common stock for 401(k) match	25,792	—	95	—	—	95
Issuance of common stock for restricted stock units	25,645	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(37)	—	—	(37)
Effect of foreign currency translation and unrealized loss on investments	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(10,263)	(10,263)
Balance, September 30, 2022	4,933,288	$49	$403,799	$(234)	$(396,394)	$7,220

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

YIELD10 BIOSCIENCE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
    Yield10 Bioscience, Inc. ("Yield10" or the "Company") is an agricultural bioscience company focused on the large-scale production of low carbon sustainable products from processing Camelina seed using the oilseed Camelina sativa ("Camelina") as a platform crop. In the near term the Company is focused on the production of two Camelina seed oil products for different markets including:
•Camelina oil for use as a low carbon biofuel feedstock, and
•Omega-3 oils for aquaculture feed, pharmaceuticals and nutrition.
The co-product from producing these seed products is Camelina meal which has a protein content of over 40% and is currently approved for use in a range of animal feed rations. The Company's commercial plan is based on developing and releasing a series of proprietary elite Camelina seed varieties incorporating genetic traits from its development pipeline which offer improved on-farm performance that the Company anticipates will lead to increased acreage adoption and product revenue. Yield10 has completed the harvest of its winter 2022 and spring 2023 contracted production of Camelina grain, under grower contracts and made its first deliveries of Camelina grain to its offtake partners. Yield10 is headquartered in Woburn, Massachusetts and has an Oilseed Center of Excellence in Saskatoon, Saskatchewan, Canada.
    The accompanying condensed consolidated financial statements are presented in U.S. dollars, are unaudited, and have been prepared by Yield10 in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the financial position as of September 30, 2023 and December 31, 2022, and for the results of operations for the interim periods ended September 30, 2023 and September 30, 2022.
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
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of a single year, the Company has recorded losses since its initial founding, including in the three and nine months ended September 30, 2023.
    As of September 30, 2023, the Company held unrestricted cash and cash equivalents of $2,817. The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its condensed consolidated financial statements are issued. The Company's ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing in the near term through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional research grants or collaborative arrangements with third parties, as to which no assurance can be given. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company, if at all. If adequate additional funds are not available in the near term, management will be forced to curtail the Company's research efforts, explore strategic alternatives and/or wind down the Company's operations and pursue options for liquidating its remaining assets, including intellectual property and equipment. Based on the Company's current cash forecast, management has determined that the Company's present capital resources will not be sufficient to fund its planned operations for at least one year from when these condensed consolidated financial statements are issued, which raises substantial doubt as to the Company's ability to continue as a going concern. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors.
    If the Company issues equity or debt securities to raise additional funds, (i) the Company would likely incur fees associated with such issuance, (ii) its existing stockholders would likely experience dilution from the issuance of new equity securities, (iii) the Company may incur ongoing interest expense and be required to grant a security interest in Company assets in connection with any debt issuance, and (iv) the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. In addition, utilization of the Company’s net operating loss and research and development credit carryforwards may be subject to significant annual limitations under Section 382 of the Internal Revenue Code due to ownership changes resulting from equity financing transactions. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies or grant licenses on terms that are not favorable to the Company.
On April 27, 2023, the Company signed a non-binding letter of intent (“LOI”) with Marathon Petroleum Corporation ("Marathon") for a potential investment in Yield10 by Marathon and for an offtake agreement for low-carbon intensity Camelina feedstock oil to be used in renewable fuels production. In connection with signing the LOI, the Company sold and issued to MPC Investment LLC ("Purchaser"), an affiliate of Marathon, a senior unsecured convertible note in the original principal amount of $1,000 (the “Convertible Note”) which is convertible into shares of the Company’s common stock, at maturity, at a conversion price equal to $3.07 per share, subject to any mandatory adjustments and certain conditions and limitations set forth in the Convertible Note. Yield10 sold and issued the Convertible Note pursuant to a securities purchase agreement, dated April 28, 2023, between the Company and the Purchaser and the proceeds of the Convertible Note have been received. The Company continues to use the net proceeds from the Convertible Note for working capital and general corporate purposes.
On May 5, 2023, the Company raised $3,000 in gross proceeds through the issuance of the Company's common stock and pre-funded warrants in a registered direct offering and warrants in a concurrent private placement with investors. Under the terms of the securities purchase agreement, Yield10 agreed to sell 931,600 shares of common stock and 75,110 pre-funded warrants that were exercised and converted to common stock shortly after completion of the offering. The Company also agreed to issue unregistered warrants to purchase 1,006,710 shares of common stock. The combined effective offering price for one share of common stock (or pre-funded warrants in lieu thereof) and accompanying warrant was $2.98. The Company received proceeds of $2,717, from the offering, net of $283 in issuance costs.
On August 15, 2023, the Company closed on a public offering of 5,750,000 units at a public offering price of $0.65 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The warrants, when issued, were immediately exercisable at an exercise price of $0.65 per share and expire five years from the date of issuance. The shares of common stock and accompanying warrants could only be purchased together during the offering, but were immediately separable upon issuance. The Company received cash proceeds of $3,125, from the offering, net of $613 in issuance costs, of which $20 remains unpaid and outstanding as of September 30, 2023.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's unaudited condensed consolidated balance sheets included herein:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$2,817	$2,356
Restricted cash	264	264
Total cash, cash equivalents and restricted cash	$3,081	$2,620
Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $264 at September 30, 2023 and December 31, 2022 consists primarily of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.
Investments
The Company classifies investments purchased with an original maturity date of more than ninety days at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments. The Company classifies investments with a maturity date of greater than one year from the balance sheet date as long-term investments.
Other-than-temporary impairments of equity investments are recognized in the Company's unaudited condensed consolidated statements of operations if the Company has experienced a credit loss and has the intent to sell the investment or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Realized gains and losses, dividends, interest income and declines in value judged to be other-than-temporary credit losses are included in other income (expense) within the Company's condensed consolidated statements of operations. Any premium or discount arising at purchase is amortized and/or accreted to interest income.
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

Fair Value Measurements
The carrying amounts of the Company's financial instruments as of September 30, 2023 and December 31, 2022, which include cash equivalents, restricted cash, unbilled receivables, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 5 for further discussion on fair value measurements.
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
Revenue
The Company has historically earned revenue from government research grants, in which it served as either the primary contractor or as a subcontractor. These grants were considered a central operation of the Company's business. Grant revenue was earned as research expenses related to the grants were incurred. Revenue earned on government grants, but not yet invoiced as of the balance sheet date, were recorded as unbilled receivables in the accompanying unaudited condensed consolidated balance sheet at December 31, 2022. Funds received from government grants in advance of work being performed, if any, were recorded as deferred revenue until earned.
Research and Development
All costs associated with internal research and development are expensed as incurred. Research and development expenses include, among others, direct costs for salaries, employee benefits, subcontractors, crop trials, regulatory activities, facility related expenses, depreciation, and stock-based compensation. Costs incurred for seed multiplication and processing and the cost of harvested Camelina grain purchased from growers under grain production contracts are included within research and development expense until the Company completes its transition to established commercial operations, at which time these costs are expected to be recorded within inventory. Costs incurred in connection with government research grants are recorded as research and development expense.
During the three months ended September 30, 2023, amounts due to Yield10 for Camelina planting seed delivered to growers and from the Company's grain purchases delivered to its grain offtake partner have been recorded as an offset to research and development expense. Yield10 needs to more fully establish its commercial operations, ensure the profitable economics of its Camelina product as a biofuel feedstock and validate grower acceptance of the crop through larger acreage adoption before recording these amounts as product revenue. Until then, the Company will consider its early, small-scale acreage production of Camelina, such as the ones completed during 2023, to be an initial proof of concept, or prototype, as defined under ASC 740, Research and Development. Yield10 will transition to commercialization and begin recording Camelina seed and grain inventory, cost of goods sold and product sales once the Company is satisfied the product has met these requirements.
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
The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their antidilutive effect:

	As of September 30,
	2023	2022
Options	1,145,075	953,787
Restricted Stock Awards	—	27,123
Warrants	7,886,008	1,290,273
Total	9,031,083	2,271,183
4. INVESTMENTS
The Company's investments consisted of the following at December 31, 2022:

	Accumulated Cost at December 31, 2022	Unrealized		Market Value at December 31, 2022
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$1,992	$—	$(1)	$1,991
Total	$1,992	$—	$(1)	$1,991
The Company did not hold any investments at September 30, 2023. All investments held on December 31, 2022 were classified as available for sale.

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
The Company’s financial assets classified as Level 2 at September 30, 2023 and December 31, 2022 were initially valued at the transaction price and subsequently valued utilizing third-party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2023 and December 31, 2022.
The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2023
Cash equivalents:
Money market funds	$665	$—	$—	$665
Total assets	$665	$—	$—	$665

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Cash equivalents:
Money market funds	$1,633	$—	$—	$1,633
Short-term investments:
U.S. government and agency securities	—	1,991	—	1,991
Total assets	$1,633	$1,991	$—	$3,624
There were no transfers of financial assets between category levels during the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022.

6. ACCRUED EXPENSES
Accrued expenses consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Employee compensation and benefits	$417	$39
Leased facilities	56	81
Professional services	377	264
Field trials and related expenses	543	146
Camelina seed and grain production	325	127
Other	226	269
Total accrued expenses	$1,944	$926

7. STOCK-BASED COMPENSATION
Expense Information for Employee and Non-Employee Stock Awards
The Company recognized stock-based compensation expense related to stock awards, including awards to non-employees and members of the Board of Directors, of $379 and $1,209 for the three and nine months ended September 30, 2023, respectively, and $447 and $1,458 for the three and nine months ended September 30, 2022, respectively. At September 30, 2023, there was approximately $2,404 of unvested awards not yet recognized as compensation expense.
The compensation expense related to unvested stock awards is expected to be recognized over a remaining weighted average period of 2.19 years.
Stock Options
A summary of option activity for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	979,748	$14.10
Granted	261,400	3.54
Exercised	—	—
Forfeited	(66,423)	6.35
Expired	(29,650)	18.71
Outstanding at September 30, 2023	1,145,075	$12.02

Options exercisable at September 30, 2023	601,838	$18.03
In accordance with the terms of the Company's 2018 Stock Option and Incentive Plan ("2018 Stock Plan"), Yield10's Board of Directors approved the addition of 247,210, 244,092 and 166,702 shares to the 2018 Stock Plan, on the first day of 2023, 2022 and 2021, respectively, each of which represented 5% of the Company's outstanding common stock on the day prior to each increase. At the Company 2023 annual meeting of stockholders held on May 25, 2023, stockholders approved an amendment and restatement of the 2018 Stock Plan to increase the aggregate number of shares of the Company’s common stock that may be issued under the 2018 Plan by 500,000 shares, As of September 30, 2023, 581,803 shares remain available to be awarded from the 2018 Stock Plan.
Restricted Stock Units
The Company records stock compensation expense for restricted stock units ("RSUs") on a straight-line basis over their requisite service period, which approximates the vesting period, based on each RSU's award date fair market value. As RSUs vest, the Company withholds a number of shares from its employees with an aggregate fair market value equal to the minimum tax withholding amount from the common stock issuable at the vest date. During the nine months ended

September 30, 2023, 27,123 employee RSUs vested, of which 9,483 common shares with a total market value of $34 were withheld to pay employee tax withholding.
A summary of RSUs activity for the nine months ended September 30, 2023 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2022	27,123
Awarded	—
Released	(27,123)
Outstanding at September 30, 2023	—	0.00
8. LEASES
Maturity Analysis of Lease Liabilities
The Company's right-of-use assets and corresponding lease liabilities recorded under ASC 842 include its facility lease for its headquarters located in Woburn, Massachusetts, and a small number of automobile leases entered into under a fleet leasing program during the nine months ended September 30, 2023. At September 30, 2023, the Company's lease liability related to its Woburn facility and leased automobiles will mature as follows:

Year ended December 31,	Undiscounted Cash Flows
2023 (October to December)	$200
2024	810
2025	832
2026	784
2027	24
Thereafter	4
Total undiscounted future lease payments	2,654
Amount of lease payments representing interest	(306)
Total lease liabilities	$2,348
Short-term lease liability	$651
Long-term lease liability	$1,697
At September 30, 2023, the real estate lease for the Company's Woburn facility represented 94.7% of the Company's lease liabilities of $2,654 reflected in the table above.
Quantitative Disclosure of Lease Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost	$162	$151	$463	$454
Short-term lease cost	184	177	582	509
Sublease income	(162)	(155)	(497)	(450)
Total lease cost, net	$184	$173	$548	$513

Other information as of:	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	3.2	3.9
Weighted-average discount rate	7.52%	7.25%
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
In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of approximately 9,874 square feet of its leased facility located in Woburn, Massachusetts. The CJ sublease is coterminous with the Company's master lease and CJ will pay rent and operating expenses proportionate to the amounts payable to the landlord by the Company, as adjusted from time to time in accordance with the terms of the master lease. Future CJ sublease payments have not been presented as an offset to total undiscounted future lease payments of $2,654 shown in the lease maturity analysis table above. CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit.
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
Vehicle Leases
During the nine months ended September 30, 2023, the Company entered into a fleet leasing program in order to provide vehicles to employees who travel extensively throughout western Canada and the northwestern United States in support of Camelina field operations. These vehicle leases generally have terms of four to five years and contain purchase options at the end of their lease terms for the amount of their contractually guaranteed residual value.
9. CONVERTIBLE NOTE PAYABLE, NET
On April 27, 2023, the Company signed a non-binding letter of intent (“LOI”) with Marathon Petroleum Corporation for a potential investment in Yield10 by Marathon and for an offtake agreement for low-carbon intensity Camelina feedstock oil to be used in renewable fuels production. In connection with signing the LOI, the Company sold and issued to MPC Investment LLC, an affiliate of Marathon, a senior unsecured convertible note in the original principal amount of $1,000 (the “Convertible Note”) which is convertible into shares of the Company’s common stock at a conversion price equal to $3.07 per share, subject to any mandatory adjustments and certain conditions and limitations set forth in the Convertible Note. If not converted or terminated earlier, all outstanding principal and accrued and unpaid interest on the Convertible Note will be due and payable in full in cash on the Convertible Note's expected maturity date of August 24, 2024. Yield10 continues to use the net proceeds of $967, after debt issuance costs of $33, from the Convertible Note for working capital and general corporate purposes.
The Convertible Note contains customary events of default for such an instrument, accrues interest at 8.0% per annum, payable semi-annually in arrears, and is expected to mature on August 24, 2024, unless earlier repaid or converted prior to such date in accordance with its terms. The Company may, at its option prior to any interest payment date, pay the interest due on such interest payment date in kind ("PIK Interest"), in which case such PIK Interest will be capitalized and added to the unpaid principal amount of the Convertible Note. Interest expense accrued on the Convertible Note through September 30, 2023 is included in other income (expense), net, in the Company's condensed consolidated statements of operations included herein.
The issuance costs of $33 are being amortized as interest expense, using the effective interest rate method, through the expected maturity date of August 24, 2024, resulting in an effective interest rate of 10.7%. At September 30, 2023, $23 in issuance costs remain to be amortized through the Maturity Date. If Yield10 and Marathon enter into a definitive offtake agreement or similar transaction that qualifies as a Qualified Financing (as defined in the Convertible Note) prior to the Maturity Date, the Convertible Note will convert into the securities issued in respect of such Qualified Financing and the Company will recognize any remaining unamortized issuance costs.
10. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
Exclusive Collaboration Agreement with Rothamsted Research ("Rothamsted")
In November 2020, the Company signed an exclusive collaboration agreement with UK-based Rothamsted to support Rothamsted’s program to develop omega-3 oils in Camelina sativa. Under the agreement, Yield10 has provided Rothamsted with financial support for ongoing research including further EPA, DHA+EPA trait improvement, field testing and nutritional studies. The Company paid Rothamsted research funding and option fees totaling $219, with a final payment of $31 remaining to be paid as of September 30, 2023, related to a final deliverable to be received from Rothamsted. Included within the agreement, the Company had an exclusive two-year option to sign a global, exclusive or non-exclusive license agreement to the technology. In November 2022, Yield10 and Rothamsted agreed to extend the collaboration agreement and in October 2023, the Company exercised its option to sign the exclusive license agreement for the technology.
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
Guaranteed Minimum Payments to Growers and Seed Producers
As an incentive for growers located in Canada and the U.S. to enter into Camelina commercial grain production contracts with the Company for the winter 2022 and spring 2023 growing seasons, Yield10 offered minimum guaranteed payments per acre that reduce growers' risk of financial loss. The cost of these minimum payments was generally accrued on a straight-line basis over the expected growing season unless evidence close to the time of harvest clearly indicated that a grower's harvest would exceed the amount of the guarantee. Payment of minimum guarantees was conditional upon each grower fulfilling their contractual responsibilities and were offset by the purchase price of Yield10's Camelina planting seed provided to the growers and the contractual price that the Company will pay for the actual amount of grain that is harvested. For grain deliveries made to Yield10 during the three months ended September 30, 2023, the Company paid growers approximately $11, representing the difference between the amounts contractually guaranteed and the actual amount of the delivered harvest. At September 30, 2023 and December 31, 2022, the Company recorded minimum payment accruals of $77 and $25, respectively, net of the growers' obligation to pay for the planting seed. Beginning with the winter 2023/2024 growing season, the Company will discontinue the grower minimum payment incentive program.
The Company has also entered into Camelina seed production agreements with certain seed producers containing minimum contract guarantees per acre. At September 30, 2023 and December 31, 2022, the Company recorded an accrual of approximately $20 and $69, respectively, for these minimum contract guarantees, net of progress payments made by Yield10 as of that date.
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
Guarantees
    As of September 30, 2023 and December 31, 2022, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners and contractors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2023 and December 31, 2022.
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
In August 2020, the Company entered into a non-exclusive research agreement with GDM, a company specializing in plant genetics, to evaluate novel yield traits in soybean. Under the terms of the agreement, GDM is working with the Company's yield traits within its research and development program as a strategy to improve soybean yield performance and sustainability. The research agreement includes three novel yield traits in the first phase with the potential to expand the program to more traits in the future. In September 2023, the Company and GDM amended the research agreement to extend the term of the agreement through August 2025, in order to allow GDM more time to complete its evaluations.
Neither of these research arrangements provides significant licensing revenue to the Company while Simplot and GDM perform trait evaluations.
12. GEOGRAPHIC INFORMATION
The geographic distribution of the Company’s grant revenues and long-lived assets are summarized in the tables below. Foreign revenue is based on the country in which the Company’s subsidiary that earned the revenue is domiciled.

	U.S.	Canada	Total
Three Months Ended September 30, 2023
Revenue	$—	$—	$—
Three Months Ended September 30, 2022
Revenue	$111	$—	$111
Nine Months Ended September 30, 2023
Revenue	$60	$—	$60
Nine Months Ended September 30, 2022
Revenue	$363	$—	$363

Identifiable long-lived assets
September 30, 2023	$517	$77	$594
September 30, 2022	$722	$118	$840

13. CAPITAL STOCK AND WARRANTS
Common Stock
Public Offering
On August 15, 2023, the Company closed on a public offering of 5,750,000 units at a public offering price of $0.65 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The warrants, when issued, were immediately exercisable at an exercise price of $0.65 per share and expire five years from the date of issuance. The shares of common stock and accompanying warrants could only be purchased together during the offering, but were immediately separable upon issuance. The Company received cash proceeds of $3,125 from the offering, net of $613 in issuance costs.
Registered Direct Offering and Private Placement
On May 3, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor and an existing investor, pursuant to which the Company agreed to issue and sell (i) an aggregate of 931,600 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share, (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 75,110 shares of common stock, and (iii) private placement warrants (the “Private Warrants”) to purchase an aggregate of 1,006,710 shares of common stock. The Shares, Pre-Funded Warrant and Private Warrants were sold on a combined basis for consideration equating to $2.98 for one Share and a Private Warrant to purchase one underlying share of common stock (or in lieu thereof, $2.9799 for a Pre-Funded Warrant to purchase one underlying share of common stock and a Private Warrant to purchase one underlying share of common stock). The exercise price of the Pre-Funded Warrant was $0.0001 per underlying share. The exercise price of the Private Warrant is $2.98 per underlying share.
The Shares and the Pre-Funded Warrant were offered pursuant to an effective registration statement on Form S-3 (File No. 333-254830), as initially filed with the SEC on March 29, 2021, and declared effective by the SEC on April 2, 2021. The Pre-Funded Warrant was fully exercised on May 12, 2023 and converted to 75,110 shares of the Company's common stock. The Private Warrant was sold in a concurrent private placement (the “Private Placement”), exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of the Securities Act of 1933, as amended (the “Securities Act”). The Private Warrants become exercisable beginning six months from the date of issuance, on November 6, 2023, and terminate on the fifth anniversary of that date.
Combined proceeds from the registered direct offering and private placement were $3,000 before issuance costs of $283.
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
Board of Director Stock Issuances
During the three and nine months ended September 30, 2023, certain members of the Company's Board of Directors elected to receive 37,778 shares and 47,808 shares, respectively, of Yield10 common stock in lieu of receiving $12 and $37, respectively, in cash compensation payments for their services to the board and board committees.
Preferred Stock
The Company's Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of $0.01 par value preferred stock.
Warrants
The following table summarizes information regarding outstanding warrants to purchase common stock as of September 30, 2023:

Issuance	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price Per Share of Common Stock	Expiration Date
August 2023 Public Offering	5,750,000	$0.65	August 15, 2028
May 2023 Registered Direct and Concurrent Private Placement	1,006,710	$2.98	November 6, 2028	(1)
November 2019 Public Offering - Series B	395,528	$8.00	May 19, 2027
November 2019 Private Placement - Series B	718,750	$8.00	May 19, 2027
July 2017 Registered Direct Offering	14,270	$201.60	January 7, 2024
Consultant	750	$116.00	September 11, 2024
Total outstanding warrants	7,886,008
(1)     Warrants issued in the Company's May 2023 registered direct and concurrent private placement offerings are not eligible to be exercised until November 6, 2023.
The following shares of common stock have been reserved for future issuance upon exercise of stock options, vesting of RSUs and conversion of warrants:

	September 30, 2023	December 31, 2022
Stock Options	1,145,075	979,748
RSUs	—	27,123
Warrants	7,886,008	1,129,298
Total number of common shares reserved for future issuance	9,031,083	2,136,169

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
Although we believe that our expectations are based on reasonable assumptions within the limits of our knowledge of our business and operations, these forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward-looking statements include, but are not limited to, statements concerning our business plans and strategies; expected future financial results and cash requirements; the potential impact from global geopolitical conflicts; plans for obtaining additional funding; plans and expectations that depend on our ability to continue as a going concern; our ability to maintain listing of our common stock on Nasdaq; and plans for development and commercialization of our Yield10 technologies. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated including, without limitation, risks related to our limited cash resources, uncertainty about our ability to secure additional funding, risks related to the execution of our business plans and strategies, risks associated with the protection and enforcement of our intellectual property rights, as well as other risks and uncertainties set forth under the caption "Risk Factors" in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and in our other filings with the SEC.
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
Overview
    Yield10 Bioscience, Inc. ("Yield10" or the "Company") is an agricultural bioscience company focused on the large-scale production of low carbon sustainable products from processing Camelina seed using the oilseed Camelina sativa ("Camelina") as a platform crop. In the near term we are focused on the production of two Camelina seed oil products for different markets, including:
•Camelina oil for use as a low carbon biofuel feedstock, and
•Omega-3 oils for aquaculture feed, pharmaceuticals and nutrition.
The co-product from producing these seed products is Camelina meal which has a protein content of over 40% and is currently approved for use in a range of animal feed rations.
Our commercial plan is based on developing and releasing a series of proprietary elite Camelina seed varieties incorporating genetic traits from our development pipeline which offer improved on-farm performance that we anticipate will lead to increased acreage adoption and seed and grain product revenue. We are currently in the process of completing the first harvest of our Camelina produced under grower contracts during 2022 and 2023, and have begun making our first deliveries of Camelina grain to our offtake partners. We also plan to create additional value for our stockholders by licensing yield and seed oil traits from our pipeline to large seed companies for commercialization in major food crops, including corn, soybean and canola.
Yield10 is headquartered in Woburn, Massachusetts and has an Oilseed Center of Excellence in Saskatoon, Saskatchewan, Canada.
Government Grants
During 2018, we entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Funding for this five-year grant was awarded incrementally on an annual basis with the first year commencing on September 15, 2017. Cumulative funding for this sub-award for the full grant amount of $2,957 was appropriated by the U.S. Congress through the contractual year ending in September 2022. During the fiscal quarter ended March 31, 2023, we recognized the final $60 remaining under this sub-award. During the three and nine months ended September 30, 2022, we recognized $111 and $363, respectively, in grant revenue from the sub-award.

Program Title	Funding Agency	Total Government Funded Appropriations	Total revenue recognized through September 30, 2023	Remaining amount to be recognized as of September 30, 2023	Contract/Grant Expiration
Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$2,957	$2,957	$—	Completed in the first quarter of 2023
Critical Accounting Estimates and Judgments
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based and performance-based compensation, measurement of right-of-use assets and lease liabilities, the recognition of lease expense and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. During the three months ended September 30, 2023, we completed our first deliveries of harvested Camelina grain to our offtake partner, recording amounts due to Yield10 as an offset to research and development expense in accordance with accounting guidance for research and development expense. Otherwise, the critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, were consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
	2023	2022	Change
Grant revenue	$—	$111	$(111)
Grant revenue of $111 during the three months ended September 30, 2022 was derived from our DOE sub-award with MSU. As of March 31, 2023, our work in support of this research grant was completed with no further grant revenue to be recognized. We currently do not have any active government grants and cannot assess whether additional U.S. or Canadian government research grants will be awarded to us during the remainder of 2023.
During the three months ended September 30, 2023, we took first-time deliveries of harvested Camelina grain produced under winter and spring season grower contracts in Western Canada and the United States. Harvest from these initial winter and spring seasons will continue into the fourth quarter of 2023. Our first two seasons were small in scale, representing a proof-of-concept for our Camelina products to be used in the biofuel feedstock market. We are at an early stage in the commercialization of Camelina and have not yet begun to capitalize product inventory. The costs of producing Camelina planting seed and the purchase cost of grain harvests acquired from our growers during the three months ended September 30, 2023 were recorded to research and development expense. Payments received or due to us from our shipments of seed and harvested grain to growers and offtake partners that were completed during the three months ended September 30, 2023, have been recorded as an offset to research and development expense. This accounting practice will continue until such time that we have more fully validated our markets and believe the value of capitalized inventory can be realized through product sales. Our intention is to continue expansion of Camelina acreage under contract with growers for future winter and spring seasons as we manage the growth of our business and introduce newer Camelina plant varieties incorporating herbicide tolerance and improved yield traits. The Company's Camelina seed and harvested grain shipments are expected to remain seasonal in the foreseeable future, with acreage planted in the winter and spring growing seasons being harvested and shipped annually to our offtake partners in our third and fourth fiscal quarters.
Expenses

	Three Months Ended September 30,
	2023	2022	Change
Research and development expenses	$2,204	$2,083	$121
General and administrative expenses	1,499	1,518	(19)
Total expenses	$3,703	$3,601	$102
Research and Development Expenses
Research and development expenses increased by $121, or 6 percent, from $2,083 during the three months ended September 30, 2022, to $2,204 during the three months ended September 30, 2023. The increase in expense was primarily the result of increased expenditures in crop trials and pre-commercial grain production. Crop trial costs increased by $109 during the three months ended September 30, 2023, in comparison to the three months ended September 30, 2022, and was the result of expanded trials in the United States and Canada to evaluate herbicide tolerant Camelina plant varieties. Grain production costs increased by $107 during the three months ended September 30, 2023, compared to the same period of the previous year, primarily as a result of our scale-up of Camelina planting seed in Chile. During the three months ended September 30, 2023, we recorded $91 in offsets to research and development expense from payments received or due to us from shipments of seed and harvested grain to growers and offtake partners that were completed during the period.

Based on current planning and forecasting, we anticipate that our research and development expenses for December 31, 2023 and December 31, 2024 will continue to increase due to our efforts to develop and commercialize Camelina plant varieties to be used for biofuel, omega-3 oil as a source for fish feed and as a source of protein meal for animal feed markets. The projected increase in expenses will include employee compensation and benefits from future personnel hiring, further expansion of our crop trial programs, seed scale-up and other pre-commercial Camelina production activities. Our forecast related to research and development expense is subject to change and may be impacted by our ability to raise additional working capital to support our planned operations or our entry into third-party collaborations or other business opportunities that could alter our plans.
General and Administrative Expenses
General and administrative expenses during the three months ended September 30, 2023 and the three months ended September 30, 2022, remained flat at $1,499 and $1,518, respectively. Increases in professional fees for legal and accounting services during the three months ended September 30, 2023 of $119 were offset by lower employee compensation and benefits of $90, primarily due to lower stock compensation expense.
Based on current planning and forecasting, we anticipate that our general and administrative expenses during the year ended December 31, 2023 and December 31, 2024 will be slightly higher than expenses incurred during the year ended December 31, 2022, as we scale up activities in support of our commercial growth, including increasing legal expenses, license payments and travel-related expenses in support of business development. Our forecast related to general and administrative expense is subject to change and may be impacted by our ability to raise additional working capital to support our plans or our entry into third-party collaborations or other business opportunities that could alter our plans.
Other Income (Expense), Net

	Three Months Ended September 30,
	2023	2022	Change
Other income (expense), net	$(23)	$10	$(33)
Other Income (Expense), net
    Other income (expense) for the three months ended September 30, 2023 was a net expense of $23, and was primarily the result of interest accrued on our $1,000 short-term convertible note with Marathon Petroleum Corporation ("Marathon"). Other income (expense) of $10 during the three months ended September 30, 2022, and was derived primarily from interest income earned on our short-term investments.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,
	2023	2022	Change
Grant revenue	$60	$363	$(303)
Grant revenue was $60 and $363 for the nine months ended September 30, 2023 and September 30, 2022, respectively.  All of the grant revenue recorded during the nine months ended September 30, 2023 and September 30, 2022 was derived from the completed DOE sub-award with MSU.
Expenses

	Nine Months Ended September 30,
	2023	2022	Change
Research and development expenses	$6,363	$5,862	$501
General and administrative expenses	4,867	4,748	119
Total expenses	$11,230	$10,610	$620
Research and Development Expenses
Research and development expenses increased by $501, or 9 percent, from $5,862 during the nine months ended September 30, 2022 to $6,363 during the nine months ended September 30, 2023. The increase was primarily the result of increased expenditures in crop trials of $506, primarily for the development of herbicide tolerant Camelina plant varieties.
General and Administrative Expenses
General and administrative expenses increased by $119, from $4,748 during the nine months ended September 30, 2022, to $4,867 during the nine months ended September 30, 2023. The 3 percent year-to-date increase was primarily due to increases in professional service and consulting fees partially offset by a reduction in stock-based compensation expense. Increases in professional service fees of $353 was driven by higher legal fees of $231 and higher accounting fees of $137 as a result of securities offerings, business development activities and analysis performed on technical accounting issues. Stock-based compensation expense decreased by $180 during the nine months ended September 30, 2023 in comparison to the nine months ended September 30, 2022.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2023	2022	Change
Other income (expense), net	$(19)	$11	$(30)
Other Income (Expense), net
    Other income (expense) for the nine months ended September 30, 2023 was a net expense of $19, and was primarily the result of interest accrued on our $1,000 short-term convertible note with Marathon. Other income (expense) of $11 during the nine months ended September 30, 2022, and was derived primarily from interest income earned on our short-term investments.
Liquidity and Capital Resources
We require cash to fund our working capital needs, to purchase capital assets, and to pay our operating lease obligations and other operating costs. The primary sources of our liquidity have historically included equity financings, government funded research grants and income earned on investments.

Since our inception, we have incurred significant expenses related to our research, development and product commercialization efforts. With the exception of 2012, we have recorded losses since our initial founding, including the three and nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $410,886. Our unrestricted cash and cash equivalents are held primarily for working capital purposes and as of September 30, 2023, totaled $2,817 compared to cash, cash equivalents and investments of $4,347 at December 31, 2022. As of September 30, 2023, we had restricted cash of $264, consisting of $229 held in connection with the lease agreement for our Woburn, Massachusetts facility and $35 held in connection with our corporate credit card program. As of September 30, 2023, we have a short-term convertible note outstanding of $1,000 with MPC Investment LLC, an affiliate of Marathon, that is expected to mature in August 2024 unless converted to Yield10 equity or retired earlier.
One of the top priorities of our management is the evaluation and pursuit of different strategies to obtain the required funding for our operations in the very near term. These strategies may include, but are not limited to: public and private placements of equity and/or debt, licensing and/or collaboration arrangements and strategic alternatives with third parties, or other funding from the government or third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including the volatility of capital markets, the impact of geopolitical turmoil and economic uncertainty related to rising inflation and disruptions in the global supply chain. As a result, there can be no assurance that these funding efforts will be successful. If they are not successful, we will be required to scale back, or possibly discontinue, our business operations. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available on reasonable terms, in a timely manner, or at all.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal. Consequently, our investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity limits, concentration limits, and liquidity requirements. As of September 30, 2023, we did not hold any investments.
Material Cash Requirements
We currently anticipate net cash usage of $12,500 to $13,000 to fund our operations during 2023, including our expanded research and development, administrative and Camelina commercial launch activities.
We routinely enter into contractual commitments with third parties to support our operating activities. The more significant of these commitments includes real estate operating leases for our office, laboratory and greenhouse facilities located in the U.S. and Canada. In addition, we typically enter into annual premium funding arrangements through our insurance broker that allows us to spread the payment of our directors' and officers' liability and other business insurance premiums over the terms of the policies. Our material commitments also include arrangements with third party growers located in North and South America for the execution of crop trials, seed scale-up activities and Camelina grain production contracts with commercial growers. The aggregate cost of these contracted crop activities is substantial. From time to time, we also enter into exclusive research licensing and collaboration arrangements with third parties for the development of intellectual property related to trait development. These long-term agreements typically include initial licensing payments and future contingent milestone payments associated with regulatory filings and approvals as well as potential royalty payments based on future product sales. Generally, these licensing arrangements contain early termination provisions within the terms of the respective agreements.
The Company has no off-balance sheet arrangements as defined in Item 303(b) of Regulation S-K of the Securities Exchange Act of 1934.
Letter of Intent with Marathon Petroleum Corporation
On April 27, 2023, we signed a non-binding letter of intent (“LOI”) with Marathon for a potential investment in Yield10 by Marathon and for an offtake agreement for low-carbon intensity Camelina feedstock oil to be used in renewable fuels production. In connection with signing the LOI, we sold and issued to MPC Investment LLC, an affiliate of Marathon, a senior unsecured convertible note in the original principal amount of $1,000 (the “Convertible Note”) which is convertible into shares of the Company’s common stock at a conversion price equal to $3.07 per share, subject to any mandatory adjustments and certain conditions and limitations set forth in the Convertible Note. If not converted or terminated earlier, all outstanding principal and accrued and unpaid interest on the Convertible Note will be due and payable in full in cash on the Convertible

Note's expected maturity date of August 24, 2024. We continue to use the net proceeds of $967, after debt issuance costs of $33, from the Convertible Note for working capital and general corporate purposes.
Since the execution of the LOI, Yield10 and Marathon have continued progress in negotiations toward the execution of the offtake agreement, on terms consistent with the LOI. There can be no assurance that the Company will be able to enter into such definitive offtake agreement, and there can be no assurance that, if such offtake agreement is finalized, that it will be successful or provide benefits to the Company as expected. If Yield10 and Marathon enter into a definitive offtake agreement or similar transaction that qualifies as a Qualified Financing (as defined in the Convertible Note) prior to the Maturity Date, the Convertible Note will convert into securities issued in respect of such Qualified Financing and the Company will recognize any remaining unamortized issuance costs. In accordance with the Company's strategy, Yield10 will continue to explore additional financing and collaboration opportunities with potential strategic partners.
Public Offering
On August 15, 2023, we closed on a public offering of 5,750,000 units at a public offering price of $0.65 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The warrants, when issued, were immediately exercisable at an exercise price of $0.65 per share and expire five years from the date of issuance. The shares of common stock and accompanying warrants could only be purchased together during the offering, but were immediately separable upon issuance. We received cash proceeds of $3,125, from the offering, net of $613 in issuance costs.
Registered Direct Offering and Concurrent Private Placement
On May 5, 2023, we closed on a $3,000 offering of the Company's common stock (or pre-funded warrants in lieu thereof) in a registered direct offering and warrants in a concurrent private placement with investors. Under the terms of the securities purchase agreement, we agreed to sell 1,006,710 shares of common stock and to issue unregistered warrants to purchase 1,006,710 shares of common stock. The combined effective offering price for one share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $2.98. The Company received proceeds of $2,717, from the offering, net of $283 in issuance costs. The shares underlying the warrants issued in the offering were registered by the Company in July 2023.
Going Concern
We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our current cash forecast, we anticipate that our present capital resources will not be sufficient to fund our planned operations beyond early December 2023, which raises substantial doubt as to the Company's ability to continue as a going concern. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. Our ability to continue operations after our current cash resources are exhausted will depend upon our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, and additional government research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If additional funds are not available when required, we will be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment.
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
Cash Usage During the Nine Months Ended September 30, 2023

Net cash used for operating activities during the nine months ended September 30, 2023 and the nine months ended September 30, 2022 was $8,357 and $8,342, respectively. Net cash used for operating activities during the nine months ended September 30, 2023 primarily reflects the net loss of $11,189 and cash payments made to reduce lease liabilities of $302. Significant non-cash charges offsetting a portion of the net loss include depreciation and amortization expense of $217, our 401(k) matching contribution in common stock of $91, stock-based compensation expense of $1,209, and non-cash lease expense of $192. Net cash used for operating activities during the first nine months of 2022 was $8,342 and primarily reflects the net loss of $10,263, cash payments made to reduce lease liabilities and to pay 2021 bonus compensation of $385 and $378, respectively. Non-cash charges offsetting a portion of the net loss included depreciation and amortization expense of $197, our 401(k) matching contribution in common stock of $111, stock-based compensation expense of $1,458, and non-cash lease expense of $291.
Net cash of $1,965 was provided by investing activities during the nine months ended September 30, 2023, primarily as a result of receiving proceeds of $1,991 from investments reaching maturity and converting into cash. During the nine months ended September 30, 2022, $7,022 in net cash was provided by investing activities and was primarily the result of receiving proceeds of $8,371 from maturing investments, partially offset by $1,195 in purchases of new investments, and our purchase of $154 in new laboratory equipment.
Net cash of $6,871 was provided by financing activities during the nine months ended September 30, 2023, compared to net cash of $37 used by financing activities during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we completed two securities offerings that included a total of 6,756,710 shares of the Company’s common stock, par value $0.01 per share, for which we received total net cash proceeds of $5,842 after issuance costs of $896. Also during the nine months ended September 30, 2023, we signed a non-binding letter of intent LOI with Marathon that included a potential investment in Yield10 by Marathon and an investment and offtake agreement for low-carbon intensity Camelina feedstock oil for use in renewable fuels. In connection with the signing of the LOI, the Company sold and issued to MPC Investment LLC, an affiliate of Marathon, a senior unsecured convertible note in the original principal amount of $967, net of issuance costs of $33. During the nine months ended September 30, 2023, we also received net proceeds of $103 from the sale of shares of our common stock through the Maxim Sales Agreement.
Recent Accounting Pronouncements
See Note 2, "Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as presented below, there were no other significant changes in the Company's risk factors during the nine months ended September 30, 2023.
If we are unable to raise substantial additional funds in the near term, we will be unable to continue to operate our business and remain a going concern.
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We had cash and cash equivalents of $2,817 as of September 30, 2023, which we believe will only provide funding for our operations into early December 2023. Our management is urgently evaluating and pursuing different strategies to obtain the required funding for our operations in the near term. These strategies may include, but are not limited to: public and private placements of equity and/or debt, licensing and/or collaboration arrangements and strategic alternatives with third parties, or other funding from the government or third parties. There can be no assurance that these funding efforts will be successful. The sale of equity and convertible debt securities would result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available on reasonable terms, or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.
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
On May 18, 2023, we received a deficiency letter (“Letter 1”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that it is not in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq. Nasdaq Listing Rule 5550(b)(1) requires companies listed on Nasdaq to maintain stockholders’ equity of at least $2,500 (the “Stockholders’ Equity Requirement”). The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 12, 2023, reported stockholders’ equity of $1,143, which is below the Stockholders’ Equity Requirement for continued listing on Nasdaq. As of September 30, 2023, the Company does not have a market value of listed securities of $35,000, or net income from continued operations of $500 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on Nasdaq. Letter 1 had no immediate effect on our continued listing on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. In accordance with Nasdaq rules, we were provided 45 calendar days, or until July 3, 2023, to submit a plan to regain compliance (the “Compliance Plan”). Our Compliance Plan was submitted before that date and was accepted by the Staff. As a result, we may be granted an extension of up to 180 calendar days from the date of the Staff notification to regain compliance with the Stockholders’ Equity Requirement. There can be no assurance that the Company will be able to regain compliance with the Stockholders’ Equity Requirement.
On September 25, 2023, we received a second deficiency letter ("Letter 2") from the Staff indicating that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq under Nasdaq Listing Rule 5550(a)(2). Letter 2 states that pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company will be afforded 180 calendar days, or until March 25, 2024, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by March 25, 2024, Nasdaq will provide written notification to us that our common stock will be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel. Alternatively, we may be eligible for an additional 180-day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on the Nasdaq Capital Market set forth in Nasdaq Listing Rule 5505 and provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Staff concludes that we will not be able to cure the deficiency, or if we do not regain compliance with the bid price requirement within such additional 180 calendar day compliance period, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the Nasdaq Listing Qualifications Panel, such appeal would be successful.
Delisting from Nasdaq could make trading our common stock more difficult for investors, potentially leading to further declines in our share price and liquidity. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.
The impact of global geopolitical conflicts, including the Russian invasion of Ukraine and the Israel-Hamas war may adversely affect our business, financial condition or results of operations.
The short and long-term implications of the ongoing war between Russia and Ukraine are difficult to predict at this time. The escalation in October 2023 of the conflict between Israel and Hamas also could cause disruptions to global economic conditions. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe.
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
The risk of cybersecurity incidents has increased in connection with the ongoing war in Ukraine. For example, the war has been accompanied by cyberattacks against the Ukrainian government and other countries in the region. The proliferation of malware from the war into systems unrelated to the war, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia or U.S. support of Ukraine, could also adversely affect our operations. In accordance with industry standards, we insure ourselves against many types of risks, including cybersecurity risks. While this insurance may mitigate certain of the risks associated with the ongoing Ukraine-Russia war, our level of insurance may not cover all losses we could incur. The potential effects of these conditions could have a material adverse effect on our business, results of operations and financial condition.
We will continue to monitor this fluid situation and develop contingencies as necessary to address any disruptions to our business operations as they develop.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On October 2, 2023, we issued 79,216 shares of common stock to participants in the Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities is exempt from registration pursuant to Section 3(a)(2) of the Securities Act as exempted securities.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2023, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.  OTHER INFORMATION.
During the three months ended September 30, 2023, a Rule 10b5-1 trading plan for the sale of Yield10 common stock entered into by Charles B. Haaser, our principal financial and accounting officer, expired unused. Other than Mr. Haaser, none of our directors or other executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and none of our directors or executive officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.  EXHIBITS.
(a)Exhibits

4.1	Form of Warrant (incorporated by reference to Exhibit 4.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-273240), filed with the SEC on August 2, 2023).

4.2	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-273240), filed with the SEC on August 2, 2023).

10.1	Placement Agency Agreement, dated as of August 10, 2023, by and among the Company, Maxim Group LLC, and Lake Street Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-33133) filed with the SEC on August 11, 2023).

10.2	Form of Securities Purchase Agreement, dated as of August 10, 2023, by and between the Company and each investor party thereto (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-273240), filed with the SEC on August 2, 2023).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (file herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YIELD10 BIOSCIENCE, INC.

November 14, 2023	By:	/s/ OLIVER PEOPLES
Oliver Peoples
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2023	By:	/s/ CHARLES B. HAASER
Charles B. Haaser
Chief Accounting Officer
(Principal Financial and Accounting Officer)