Form 10-K
period 2023-12-31
YIELD10 BIOSCIENCE, INC.
filed 2024-04-01
CIK 1121702

40Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the Nasdaq Capital Market on June 30, 2023 was $9,843,350.
The number of shares outstanding of the registrant's common stock as of March 28, 2024 was 15,401,706.
DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to General Instruction G to Form 10-K, the information required by Part III, Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 20, 2024, which is expected to be filed not later than 120 days after the fiscal year end covered by this Form 10-K.

YIELD10 BIOSCIENCE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

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
ITEM 1.    BUSINESS
Overview
Yield10 Bioscience, Inc. ("Yield10" or the "Company") is an agricultural bioscience company focused on commercializing sustainable products using the oilseed Camelina sativa ("Camelina") as a platform crop.
We are pursuing Camelina seed oil products for two market opportunities and value chains. Each product has its own set of scale requirements, value proposition and challenges. The first product, is seed oil produced by Camelina which has been genetically engineered to enable production of high levels of the omega-3 fatty acids eicosapentanoic acid (EPA) and docosahexanoic acid (DHA). Our development is driven by the growing demand for new sources of omega-3 ingredients and the production constraints and supply volatility of the traditional raw material source fish oil. This growing omega-3 supply gap offers a market opportunity with the potential for revenue and margin growth at acreage levels operationally accessible to Yield10. When commercially available, the Company's omega-3 products will address an unmet need for a reliable, scalable supply of EPA and DHA omega-3 ingredients for aquaculture and pet/animal feed. Multiple opportunities exist for further product development to address higher value markets for omega-3 oils in nutraceuticals and pharmaceuticals. Earlier this year we received regulatory approval from USDA-APHIS for two engineered Camelina lines, the first produces our EPA Omega-3 product and the second produces our EPA+DHA Omega-3 product.
The second product is Camelina seed oil for use as a low-carbon intensity feedstock oil for biofuels, including biodiesel, renewable diesel (“RD”) and sustainable aviation fuel (“SAF”). Markets for biofuels are driven by government policies, have the potential to be very large, and will require the production of tens of millions of acres of new oilseed cover crops like Camelina that do not compete for land with food production.

In early 2024, we adjusted our commercial strategy for biofuels to focus on providing research and development services to third parties interested in Camelina for biofuels with the goal of generating service and licensing revenues from our advanced Camelina technology capabilities, varieties and traits. This decision reflects the current excess supply of soybean oil for the biofuels market as well as the challenges the Company faced in the current financing environment as a small cap pre-revenue company. Over the past four years, Yield10 has developed proprietary, engineered spring and winter Camelina varieties, including herbicide tolerant (“HT”) and stacked herbicide tolerant (“stacked HT”) traits which form the genetic foundation for introducing commercial-quality Camelina varieties tailored to address our target markets. Based on this biofuels strategy, we recently signed our first non-exclusive global, commercial license with Vision Bioenergy Oilseeds for certain Camelina lines and herbicide tolerance traits. Going forward, we plan to continue executing partnerships and other types of agreements for the development of Camelina technologies used in the production of biofuels. Yield10 is headquartered in Woburn, Massachusetts and has a Canadian subsidiary, Yield10 Oilseeds Inc., located in Saskatoon, Saskatchewan, Canada.
We selected Camelina, an annual oilseed plant in the mustard family, as our platform crop based on its unique attributes, including its excellent agronomic traits, such as low water and fertilizer input, drought resistance and its short growing cycle. Based on Camelina's flexible agronomic profile, we believe growers have the option of using Camelina as a winter cover crop, as a relay crop with soybean in the U.S. Midwest, and as a spring rotation crop within the U.S. and regions of Canada. Meeting the growing demand for biofuel feedstocks in North America will require tens of millions of acres of new non-food oilseed production. Given today's crop production practices, the best way to access this acreage scale is through double cropping using short season winter oilseeds as cash cover crops integrated into crop rotations in a second growing season with the major food crops corn and soybean. Winter cover crops reduce soil erosion and nutrient runoff, promote soil health and trap subsoil moisture. Camelina is in the same plant family as canola and naturally produces a relatively abundant harvest of oil-containing protein-rich seeds. Camelina has no close plant relatives in North America and as a new non-food crop it is readily segregated from commodity crops making it advantaged for producing novel seed products. This dramatically simplifies the regulatory path for engineered products in North America. Planting, harvesting, storage and transportation of Camelina does not require growers to make capital investments in new equipment. The grain can be processed in soft seed (e.g. canola) crushing facilities, using either cold press or solvent extraction and the residual protein meal can be used in certain animal feed rations in the U.S. and Canada once regulatory approval has been obtained. To unlock this potential and make Camelina an attractive option for farmers, we are developing and plan to commercialize advanced varieties with elite weed control herbicide tolerance traits, improved agronomic performance, and increased crop value.
We learned through our interactions with growers that developing elite weed control technology for Camelina to enable seamless integration into current crop rotations is a critical factor in achieving large-scale adoption of Camelina as a new crop. As a result, we prioritized the development of herbicide tolerant Camelina over the past four years. We have successfully developed commercial-quality Camelina varieties containing an HT trait for glufosinate tolerance alone or as a stacked HT trait for glufosinate tolerance in combination with tolerance to Group 2 herbicides, specifically including tolerance to both imidazolinones (“IMI”) and sulfonylureas (“SU”). The prevalence and persistence of Group 2 soil residues in some production regions limit the amount of land available for planting conventional Camelina. In November of 2023, our HT and stacked HT technologies received regulatory approval from USDA-APHIS indicating that the agency does not consider our Camelina varieties with these traits to be regulated in the United States. In early 2024, over 50 acres of our spring E3902 HT Camelina was harvested from a contra season seed scale-up conducted in Chile. This accomplishment from first field trials of HT Camelina in the spring of 2022 to regulatory approval in Q4 of 2023 and seed bulk up to tonnage scale in Q1, 2024 reflects Yield10's development strengths. We believe this outcome together with the more recent approvals for our Omega-3 Camelina reflects the favorable regulatory path for engineered Camelina in the U.S. and bodes well for the accelerated development of this crop using Yield10s advanced technology, gene traits and capabilities. We plan to continue our development work with spring E3902 stack HT Camelina and winter stack HT Camelina during early 2024, in order to continue our assessment of the efficacy of the traits in-field agronomics, seed yields and oil content. In February of 2024 we signed a non-exclusive commercial license for the HT and stacked HT traits with Vision Bioenergy Oilseeds (“Vision”) to enable Vision to begin scaling up Camelina production for the biofuel market.
In October of 2023, we executed our option with The Rothamsted Institute ("Rothamsted") to acquire an exclusive, global commercial license to advanced Omega-3 Camelina technology. We expect to secure this license in the second quarter of 2024. As a result of industry interest in new sources of omega-3, in October of 2023 we signed a Letter of Intent (“LOI”) with BioMar Group, an industry leader in the production of aquafeed for salmon farming, with the intent of forming a collaboration to commercially produce the oil from Omega-3 Camelina to supply this market. The omega-3 fatty acids EPA and DHA are essential for human health and wellness, and the primary dietary source of these nutrients is ocean harvested fish oil. For clarity, we are using “fish oil” to include oil containing EPA and DHA omega-3 fatty acids extracted from ocean harvested fish and Krill. A third omega-3 fatty acid, alpha-linoleic acid (ALA), is also considered essential for human health and wellness. ALA is readily available from vegetable oils, including canola, soybean, flaxseed and Camelina however, plants on the other hand do not make EPA or DHA. Fish oil containing EPA and DHA purified from harvested fish, such as anchovies, is an important ingredient in the production of feed used in salmon aquafarming. Salmon is a preferred high quality protein source in the human diet and today over 85% of the salmon consumed globally is produced through aquafarming. EPA and DHA are essential feed components for farmed salmon to protect fish health during production and to provide market differentiation of the product as healthier protein source based on its omega-3 content. The growing market for farmed salmon and expanded use of omega-3 fatty acids in human nutrition, nutraceutical, pet food and other markets has placed additional pressure on harvested fish as a source of fish oil. Significant disruptions to omega-3 oil supply occurred in 2023 causing sharp increases in fish oil prices. Industry sources project a deficit in omega-3 supply to meet growing demand of over 500,000 tons per year by 2030.
Under our collaboration, Rothamsted provided us with both the two Omega-3 Camelina varieties that produce seed oil with 16-20% EPA or seed oil with 10% EPA and 10% DHA content. In 2023, the Company filed requests for Regulatory Status Review (“RSRs”) with USDA-APHIS for both Camelina varieties and both of these were approved in March 2024. In 2023, we planted EPA8 Omega-3 Camelina on 50 acres in contra season in Chile. This EPA8 Omega-3 Camelina was harvested in the first quarter of 2024. Going forward in 2024, we plan to continue executing further seed scale-up of EPA8 Omega-3 Camelina to enable production of the first commercial omega-3 product for use in aquafeed. The Company also expects to begin scaling up DHA1 Omega-3 Camelina in Chile during the fourth quarter of 2024.
We plan to bring both Omega-3 Camelina products forward in development with 2026 being the target for the first commercial-scale production of the EPA8 oil. Herbicide tolerance is critical in Camelina for on-farm performance. We are currently breeding HT traits into both current Omega-3 Camelina varieties to create second generation varieties for large acreage production. As a world leader in Camelina seed genetics and advanced trait technology development, Yield10 shares a common goal with the aquaculture industry including feed and salmon producers to establish the commercial production of thousands of tons of Camelina omega-3 oil as a new scalable, cost effective, and sustainable supplement to fish oil. We believe Camelina omega-3 oil production at scale (50,000 tons per year, based on approximately 200,000 acres) can reduce supply and price volatility in aquafeed and farmed salmon production leading to a potential increase the growth rate of the industry.
Over the course of 2022 and 2023, we gained valuable experience in establishing a closed loop value chain, the model we plan to use for the omega-3 business. We engaged growers in contracts to produce Camelina grain (for processing) and Camelina seed (for future planting) having a total acreage of approximately 1,000 acres for each of the winter and spring growing seasons. We also contracted with growers in the U.S., Canada and Chile to grow our E3902 (spring, high oil yield), WDH2 (winter, increased cold tolerance) and WDH3 (winter, early flowering) and other Camelina plant varieties to produce commercial planting seed. This activity is expected to be an essential part of our business model to produce commercial seed inventory for future grower contracts. During the second half of 2023, we took first-time deliveries of harvested Camelina grain produced under our winter and spring season grower contracts in Western Canada and the United States. Although small in scale, these initial growing seasons represented a proof-of-concept for our Camelina to be used in the commercial biofuel feedstock market.
We are building an intellectual property portfolio around our crop technologies and traits. As of December 31, 2023, Yield10 owns or holds exclusive rights to 18 patent families, including 20 issued patents and 30 pending patent applications. In October of 2023, Yield10 exercised its exclusive option to an exclusive global license to two active patent families of Rothamsted Research, including six issued patents and six pending applications which cover the production of our EPA and EPA+DHA products.
Market Opportunities
We believe the market opportunity is significant for omega-3 oil and biofuel feedstock oil produced from our elite Camelina varieties, as well as for our other proprietary seed products in development, including performance traits for use in other crops. We are targeting uses for our Camelina seed products in commercial applications such as: a) omega-3 oils for aquaculture and nutrition based on establishing a closed loop production system, and b) low-carbon feedstock oils for biofuels using an R&D services, partnering and licensing model.

Omega-3 (EPA, EPA+DHA) Oils: Long chain omega-3 fatty acids are essential for human nutrition, health and wellness. The three main omega-3 fatty acids are alpha-linolenic acid (“ALA”), eicosapentaenoic acid (“EPA”), and docosahexaenoic acid (“DHA”). EPA and DHA are found primarily in fish and other seafood while ALA is found primarily in plant oils such as flax. Plant oils including canola, soybean, flaxseed and Camelina naturally containing high levels of ALA but plants do not produce EPA or DHA which are found only in marine organisms. The markets and uses for omega-3 fatty acids include aquafeed used for salmon, trout and shrimp feed, pet feed, baby formula, nutraceuticals and pharmaceutical products. Omega-3 fatty acids provide many health benefits, including preventing and managing heart disease. The American Heart Association recommends that everyone eat fish at least twice a week, such as salmon that is high in omega-3 acids, and/or adding fish oils supplements to their diets. In addition, DHA is used as an essential ingredient in baby formula because of its importance in early cognitive development.

The global availability of ocean wild caught fish and krill containing omega-3 oil used in nutritional oils and aquafarming is declining due to overfishing. The primary dietary source of EPA and DHA is the consumption of oily fish or fish oil. Approximately 10% of all fish harvested from the ocean is used to produce fish meal and fish oil with the latter valued primarily as a source of omega-3. Global fish oil production has remained flat at approximately 1 million tons per annum over the last decade. In 2023, there was a significant drop in production of nearly 20% due to the cancellation of the Peru anchovy harvest. Fish oil contains different levels of the omega-3 fatty acids depending on the type of fish and location of the fish harvest. The oil extracted from recent annual anchovy harvests in Peru historically provided almost 20% of global fish oil production and had high levels of EPA (≈ 17%) and DHA (≈ 12%). The higher levels of EPA and DHA in anchovy oil make it a preferred feedstock for producing omega-3 concentrates and derivatives for direct human consumption. Northern hemisphere fish oil contains approximately 12% EPA and 10% DHA. Our vegan EPA and EPA+DHA products produced by Camelina will be attractive clean ingredients for their target markets, free of ocean pollutants including the heavy metals, lead, cadmium and mercury as well as the persistent organic pollutants increasingly prevalent in the oceans. We believe our Camelina oils will provide safety advantages to manufacturers of omega-3 pharmaceuticals and nutraceuticals and these same benefits will also accrue to farmed salmon and other species.
Figure 1. Camelina Omega-3 Oil Production Value Chain
Source: Yield10 Bioscience

The Omega-3 Deficit: Based on a recent analyst report on Nuseed from UBS and our discussions with prospective customers and partners interested in new sources of EPA and DHA, there is a growing disconnect between the constrained supply from ocean harvested fish and krill with demand growing steadily at around 3% per year for aquafeed and 7-8% for other applications mainly human nutrition. This omega-3 deficit is estimated to increase to around 300,000 -600,000 tons of fish oil equivalent per year.
Fish oil for aquafeed is used primarily to supply three main markets, Chile, Norway and Scotland, as shown in Figure 1. The aquaculture product sector will play a major role in meeting the growing global demand for fish, an important high value protein source in human diets. Sustainable land-based sources of key feed ingredients will need to be developed and adopted to support this demand. This includes high value specialty ingredients, and in particular, new sources of EPA and DHA to replace oil from stagnating supplies of ocean-harvested fish used in feed production. Fish oil supplied from ocean-harvested fish is particularly important for farmed salmon. The Atlantic Salmon aquaculture sector is expected to grow at 4% CAGR through 2026, reaching an annual harvest of over 3 million tonnes. The growth of the salmon farming sector along with increasing additional demand from new nutraceutical product markets for direct human consumption are expected to exceed the world's sustainable supply. In 2021, 4.7 million metric tonnes of fish feed was used globally for salmon aquafarming. Although it can vary, fish oil represented up to 10% of fish feed by weight and is the most expensive ingredient. We estimate that there is approximately 500,000 tons of fish oil consumed annually in salmon feed production.

Global fish oil production has been relatively flat over the last 10 years and some industry experts predict the demand for omega-3 will increase by more than 7% per year over the next 5 years. The demand from salmon farming alone is expected to grow by approximately 4% per year, according to the 2022 Salmon Farming Industry Handbook. The entire aquaculture industry rests on a shaky sustainability platform as wild caught fish are ground to produce for feed, including omega-3 and fish meal protein. We believe our Camelina omega-3 oils will enable this entire industry to attain a truly sustainable foundation.
Fish oil is also a key raw material source for producing refined and concentrated omega-3 oils and purified omega-3 fatty acid derivative compounds for use in the growing human nutrition, nutraceutical and pharmaceutical markets. One such derivative is ethyl-EPA. There are currently about 20 commercial producers of ethyl-EPA. Currently produced from fish oil, we estimate that ethyl-EPA production is in the range of 10,000 – 14,000 tons per year with a reported market value of approximately $1.6 billion which is predicted to grow to $3.4 billion by 2030. We believe that the EPA oil from our first and second generation EPA8 Omega-3 Camelina may be an advantaged feedstock for this market given the high EPA content and the absence of DHA in those oils.
High Protein Meal: There is a growing global demand for additional protein sources for animal feed and food applications. Camelina seed can be processed using existing oilseed processing facilities to extract the oil, and the residual meal that remains is a high-quality protein. On a dry basis, the meal contains approximately 42% protein with a good amino acid profile for animal feed applications. Camelina meal has been approved for use in some animal feed applications, and we expect that with accelerated breeding using genome editing, the meal quality can be further enhanced to improve its feed value and expand this application.
Incentives to Reduce Carbon Emissions: The global macro driver to reduce greenhouse gas emissions encompasses not only liquid transportation fuels but includes reducing CO2 production from agricultural and aquaculture farming practices. In the case of liquid transportation fuels this has resulted in targeted government policies.
When renewable diesel or sustainable aviation fuel produced primarily from used cooking oil and vegetable oil is used instead of traditional petroleum diesel, it helps reduce carbon emissions. Camelina oil has a particular advantage because of its low carbon footprint. Currently, there are existing regulatory incentives from regional greenhouse gas reduction mandates established for fuel producers. This includes California's Low Carbon Fuel Standards market, which measures the specific carbon index, or CI, of every type of fuel, assigns a credit/deficit for every gallon of fuel produced based on its CI, and requires all fuel producers selling into California to purchase enough credits to keep their portfolio CI score below an established baseline. Biofuel manufacturers are highly motivated to utilize compatible feedstocks with a low-carbon footprint in order to meet the regulatory standards to lower carbon emissions. As a benchmark, petroleum diesel has a reported CI of 100, soybean oil has a CI of 56, and in the case of Camelina oil, Sustainable Oils, a subsidiary of Global Clean Energy Holdings, Inc., has reported a CI of 23.
Similarly, large food companies are working to reduce their greenhouse gas footprint and promoting regenerative agricultural practices to improve their carbon footprint and overall ESG scores, in part to create marketing advantages with consumers. Vegetable oils produced using winter Camelina cover cropping to produce low CI vegetable oils for human consumption may be an attractive option. Similarly, the salmon farming sector is looking specifically to reduce its carbon footprint and transition to more sustainable practices including reducing the use of ocean harvested fish as sources of protein and omega-3 fatty acids for aquafeed.
Feedstock Oil for Biofuels: As part of the energy transition, a substantial increase in renewable diesel capacity in the United States and Canada is currently underway, with proposed and funded renewable diesel facilities having a total capacity of over 6 billion gallons of biofuels per year. Initiatives are also underway in the U.S, targeting 35 billion gallons of annual production as well as in the EU and Japan where incentives are being considered to encourage the use of sustainable aviation fuel (SAF), all of which will further increase the demand for vegetable oil feedstocks. Renewable diesel expansion has surged due to its low carbon footprint, federal and local subsidies, and its ability to be used as a drop-in replacement for petroleum diesel. Renewable diesel feedstock is supplied primarily from used cooking oil, animal fats (e.g., tallow), and vegetable oil, with the former two feedstock sources in short supply due to limited production availability. Numerous studies and regulatory approvals have shown Camelina oil’s usefulness as a low-carbon feedstock oil for renewable diesel and sustainable aviation fuel. Camelina’s low-carbon footprint, and ability to be grown as a cover crop on otherwise fallow land, makes it an attractive choice to fill the biofuel feedstock supply gap. Based on the assumption of 60-100 gallons of Camelina oil per acre, 1 billion gallons of feedstock oil would require 10 to 15 million acres of Camelina production. For comparison purposes, canola is currently grown on approximately 21 million acres per year in Canada.

Figure 2. Outlook for Biofuel Demand
Source: IEA.Org
Cover Crops: To meet growing demand for oils and protein, and to mitigate the negative environmental impacts of current farming practices, particularly in the corn belt region, the development of cash cover crops or relay crops is another means to increase land productivity and address growing demand without impacting food production. Cover or relay crops are planted between harvest and sowing of major commodities, such as soybean, in effect increasing the number of harvests per growing season. Yield10 believes that Camelina, with its winter hardiness and short growing season, has considerable potential to be used as a cover crop to reduce soil erosion, improve soil quality, control diseases and pests and nutrient run-off from land that is used for row crop production. Camelina can also be used in crop rotation with other crops such as wheat, cereals, corn, and soybean. Third party estimates indicate that Camelina has up to 30 million acres of potential as a cover crop in the U.S. Midwest. By developing technologies to enable winter cover cropping of Camelina to be seamlessly integrated into major row crop rotations, we are in effect “creating” an additional 30 million acres of productive crop land. We plan to evaluate the CI of Camelina oil from cover cropping for both biofuel feedstock and omega-3 oil production where we anticipate there may be further CI improvements.
Business Strategy
In addition to our Camelina products addressing key sustainability drivers, we believe they should also reward farmers and increase profitability across the value chain with any sustainability benefits providing a marketing advantage for our future customers along with potential upside from any available government credits.
Our business strategy for our omega-3 products is to produce omega-3 oil in a closed loop production system based on the capabilities we established and demonstrated in 2022/2023. We will contract with growers to produce omega-3 Camelina solely for sale to Yield10 and contract crushing to produce the oil. Yield10 plans to sell the EPA or EPA+DHA oil focused initially on the aquafeed market through offtake agreements. Our plan is to generate sales for the first 50,000 tons of omega-3 oil in Chile to serve the demand in that market. We plan to file for regulatory approval for the use of our omega- oils in aquafeed formulations in Chile this year.
In early 2024, we revised our business strategy for biofuels to focus on providing research and development services to third parties better resourced and interested in scaling Camelina production for biofuels with the goal of generating R&D service and licensing revenues. By becoming an R&D partner and/or licensing our technologies on a non-exclusive basis to third parties we hope to enable them to accelerate grower adoption and supporting robust value chains to supply the oil. Provided this strategy is successful, we believe Yield10 will be able to build a royalty revenue stream from trait licensing for Camelina which can grow as the number of acres of Camelina planted increases year over year.
We plan to launch a business focused on the production of EPA and EPA+DHA oils based on the Omega-3 Camelina traits developed over the last 10 years by Rothamsted in the U.K. Yield10 signed an Exclusive Collaboration and Option Agreement for this technology with Rothamsted in November 2020 and this Agreement was extended until December

31, 2023. In October of 2023 Yield10 executed its exclusive option and expects to finalize the Exclusive Commercial License in the second quarter of 2024. The Omega-3 Camelina business model is to establish closed loop production of the oil for sale into the different omega-3 markets. For the largest volume opportunity, aquafeed, we are looking to form a partnership with one of the world's major aquafeed producers to facilitate and accelerate our entry into that market. For these reasons we plan to continue developing our grower network by shifting to a traditional seed sales model for some of our Camelina varieties. We have a considerable number of growers interested in the buildup of agronomic experience and the development of other applications for Camelina as a crop. Once we complete the regulatory work for the HT and stacked HT Camelina varieties, we expect to make them available to growers as well. The grower network built up for these activities will form the foundation for the future contracted production of the Omega-3 Camelina that is currently in early commercial development.
Yield10 will continue its focus on developing elite Camelina varieties with herbicide tolerance, disease resistance, higher yield and oil content, with the intent to breed Rothamsted's omega-3 product trait into this germplasm in the future. In the meantime, Yield10 plans to use the existing EPA8 and DHA1 Omega-3 Camelina varieties to begin scaling up omega-3 oils production in the near term.
Target Crop: The Oilseed Camelina
Camelina was grown extensively in Europe, Russia and Central Asia since medieval times for oil and protein but was replaced by cultivation of rapeseed during the 1940s. Camelina has the potential to replicate the development path of modern canola from rapeseed on an accelerated timeline based on modern biotechnologies. Starting in the 1960s, the breeding of canola from rapeseed to the first generation was not completed until 1982 and was based on time consuming traditional breeding through mutagenesis and selection to improve the oil fatty acid profile for human consumption (low erucic acid content) and improving the protein meal (low glucosinolates) for use in animal feed. This was followed by incorporating herbicide tolerance and hybrid technologies in the 1990s. Today, canola is grown on 21 million acres in Canada and is reported by the Canola Council of Canada to generate an estimated $30 billion for the Canadian economy.
Camelina has not been subject to intensive plant breeding efforts or crop production improvements, therefore, the full potential of this crop has not yet been achieved. Initial interest in using Camelina oil in biofuels resulted in additional investment in the development of the crop in North America. This work demonstrated that Camelina has several beneficial attributes; it is amenable to production practices used for canola, grows on marginal lands, has enhanced drought and cold tolerance, demonstrated early maturation and requires fewer inputs than other oilseed crops. Camelina is also naturally resistant to diseases that impact canola and its fast-growing cycle makes this crop suitable for spring and winter planting in the Northwest U.S. and into Western Canada as an alternative rotation crop where the relatively overall short growing season would make double cropping very challenging. Further south, the longer overall growing season in the upper mid-west together with Camelina’s short growing season makes it an attractive winter oilseed for relay or cover cropping in corn and soybean rotations. Although the double cropping scenario is where we see the greatest long-term potential for Camelina, our current varieties and capabilities are better positioned for initial commercial activities in the Northwest U.S. and Western Canada. Camelina is an attractive choice of crop for the following reasons:
•Camelina, as an underdeveloped crop, has high technology upside potential to improve agronomics (including herbicide tolerance), seed yield, and seed value.
•There is a growing demand for crops that diversify the crop landscape, have a lower environmental footprint and have the potential to produce high value secondary products, opening new opportunities for farmers.
•Although it can be planted, harvested, stored and processed using existing farm equipment and infrastructure, Camelina has a small seed size and is readily segregated from other grains.
•Camelina, like soybean and corn is non-native to North America and does not outcross to weedy relatives to form viable plants and is readily engineered using advanced genetic tools, making it an ideal platform for accelerated development and the production of novel seed products using advanced gene technologies.
◦Yield10 has engineered Camelina to incorporate well-proven elite herbicide tolerance trait technologies that are not considered regulated by USDA-APHIS in the U.S. under the SECURE rule.
◦Camelina has been engineered to produce seed oil containing high levels of omega-3 (EPA and DHA+EPA) fatty acids as a drop-in replacement oil for fish oil in aquafeed markets as well as for use in nutraceutical and pharmaceutical applications.

Yield10 Technology Advantage and Traits in Development
As our predecessor company, Metabolix, we carried out an in-depth review of the scale potential and positive and negative attributes of several “non-food” alternative oilseed crops, including Crambe, pennycress, and Brassica carinata (a rapeseed relative). As a result, we selected Camelina as offering the best option for developing a new platform crop for accelerated development and producing new seed products. Based on our background in advanced synthetic biology, commitment to deploying GMO traits and over 14 years of R&D investment, we believe we are the world leader in discovering and developing advanced gene technologies for Camelina. In addition to our ongoing spring and winter Camelina breeding programs to select new lines with higher yield, early maturity and fungal disease resistance, Yield10 has established a strong pipeline of gene traits for Camelina including input traits such as herbicide tolerance, performance traits including seed and oil yield and new product traits including EPA and EPA plus DHA omega- 3 oils. Yield10 has also demonstrated the production of PHA bioplastic in Camelina seed, and although this project is on hold due to resource constraints, we view this as potentially an exciting future product.
Figure 3. Approaches to Oilseed Cover Crop Development
Figure 4. Pipeline of Genetic Traits for Camelina

Trait Type	Trait	Camelina Trait (phenotype)	Trait Source	Comments
Input Traits	HT	Tolerance to glufosinate over-the-top herbicide	Off patent gene	YTEN patent pending
	HT plus Group 2 HT	Tolerance to over-the-top herbicide plus Group 2 herbicide soil residues	Off patent gene plus Yield10 IP	YTEN patent pending
	HT plus HPPD HT	Tolerance to over-the-top and HPPD soil residues	Proprietary HPPD[1] trait	Recently added to portfolio Enable rotation in corn/soy
Quality Traits (Product)	Omega-3 (EPA)	EPA8 (20% EPA in oil)	Rothamsted[2]	
	Omega-3 (EPA+DHA)	DHA1 (10%EPA+10% DHA in oil)	Rothamsted[2]	
Performance Traits	E3902	Increased seed oil (5%)	Yield10	PCT/US2020/043063
	C3004	Increased vigor and seed yield	Yield10	PCT/US19/49281
	C3007	Increased seed oil Increased seed yield	U. Missouri[3] Yield10	Issued US 10,883,113 PCT/US2021/045717
	C3020	Increased seed oil	Yield10	PCT/US2020/032696
	C3019, C3021, C3022	TBD-in testing	Yield10	PCT/US2020/032696
	C3006	Increased seed yield and oil	Yield10	PCT/US2016/026767
	C3026	TBD-in testing	Yield10	PCT/US2021/018743
	Yield trait stack	Increased seed yield and oil	Yield10	Patent in preparation

1. Exclusive option to novel HPPD trait
2. Exclusive Option and License to Camelina omega-3 patents from Rothamsted
3. Exclusive License from U. Missouri for use in increasing oil content in crops

INPUT TRAITS
Herbicide Tolerance
We recognized early on the need to develop Camelina lines optimized for seamless integration into both crop and chemical rotations in our target geographies. For the Northwest U.S. and Western Canada, the herbicide tolerance traits selected for accelerated development were chosen to address critical farmer issues in that geography. The first requirement is for broadleaf and grassy weed control. The second requirement is to impart into Camelina tolerance to soil residues of herbicides used in crop rotations. An ideal herbicide trait package in Camelina would combine herbicide tolerance traits to manage grassy weeds, broadleaf weeds, and soil residual herbicides. With respect to managing grassy weeds, Camelina is naturally tolerant to the grass herbicide Clethodim, so there is no need to develop new traits in Camelina to provide tolerance to this chemical.
Our glufosinate herbicide tolerance (“GLU”) trait offers farmers an important tool for fighting broadleaf weeds that, if left uncontrolled, can reduce crop yields significantly and increase weed pressure on that land for subsequent crop plantings. We have field tested spring and winter Camelina engineered with GLU with encouraging results over the past two years.
Camelina is very sensitive to Group 2 herbicide residues which can prevent seed emergence and severely impair seed yields. Group 2 weed control chemistries persist longer in the soil which results in plant back restrictions for the next crop in the rotation and in some cases, this can be up to two years. Development is on track with our stacked HT trait which includes tolerance to GLU in combination with both types of Group 2 herbicides, SU and IMI which are commonly used in the target production region for Camelina. Based on discussions with farmers we believe that the stacked HT trait package will be an important enabler for large acre adoption and particularly for winter Camelina varieties which will be planted in the fall following the harvest of spring crops. These HT and stacked HT traits and the availability of Clethodim for grassy weed control provides Yield10 with an ideal herbicide package for the commercial launch of these varieties in the target regions of North America. Yield10 is executing a plan to complete the development of GLU tolerant Camelina including steps to de-regulate meal for use in animal feed.
Complementing our work in engineering new traits into Camelina we have also established a Camelina breeding program. A key goal of this program is to develop a wide range of traits to improve the agronomic performance of Camelina including developing traits for tolerance to the fungal pathogen downy mildew ("DMR") and other fungal diseases, which can negatively impact Camelina seed yields. In 2021, we acquired the rights to a Camelina line with DMR. We also have two backup Camelina lines demonstrating partial resistance and a funded breeding program ongoing for producing additional DMR lines. As these traits are identified we plan to breed them into our advanced HT Camelina lines.
PRODUCT TRAITS
Omega-3 (EPA, DHA+EPA) oil traits
In October of 2023, we executed our option to a global exclusive License to the Omega-3 Camelina technology from Rothamsted and expect to finalize the Commercial License Agreement in the second quarter of 2024. The EPA8 omega-3 trait enables the accumulation of EPA at up to 20% of the fatty acid composition in the Omega-3 Camelina seed oil. The DHA1 omega-3 trait enables the accumulation of EPA at up to 10% of the fatty acid composition plus DHA at up to 10% of the fatty acid composition in the DHA1 Omega-3 Camelina seed oil. We plan to bring both omega-3 varieties forward in development with 2026 being the target for the first commercial-scale production for EPA8 Omega-3 Camelina. Herbicide tolerance is critical in Camelina for on-farm performance and we are breeding HT traits into the omega-3 Camelina varieties to create second generation varieties for large acreage production.
PERFORMANCE TRAITS
Examples of Seed Oil Enhancing Traits: C3007, C3008, C3009, C3010, C3012 and C3020
Yield10 is progressing a series of novel performance traits targeted at increasing the seed oil content in Camelina. We began the technical work in Camelina during 2016 with our C3008a, C3008b and C3009 traits, which regulate the production and degradation of oils in oilseed crops. The best line containing these modifications is designated as our triple-edited, or C3008a, C3008b and C3009 trait in the spring Camelina line E3902 line which consistently shows an approximately 4.7 percent increase in seed oil content as a percentage of overall seed weight. In 2018, we received confirmation from the U.S. Department of Agriculture - Animal and Plant Health Inspection Service's ("USDA-APHIS") Biotechnology Regulatory Services ("BRS") that Camelina line E3902 is not considered to be regulated articles under 7 CFR part 340. We have also gained additional clearances that allow growth of Camelina line E3902 in Argentina, Chile and Canada.
In 2018, we signed an exclusive global license agreement with the University of Missouri for advanced oilseed technology, including the C3007 trait. We have produced several CRISPR genome edited versions of C3007 in both Camelina and canola. Through a series of submissions to USDA-APHIS, we have developed several lines of Camelina and canola edited in combinations of the C3007 genes that USDA-APHIS BRS does not consider to be regulated under 7 CFR part 340. In addition, in 2021 the Ministry of Agriculture, Livestock and Fisheries in Argentina indicated that two C3007 Camelina lines would not be subject to regulation in that country.
Yield10 researchers achieved proof of concept showing that four novel gene targets identified using our proprietary GRAIN trait gene discovery platform impact seed development and/or oil content. In greenhouse testing in 2020, one of the three targets, C3020, produced a 10% increase in seed oil content when engineered with increased activity in Camelina. Data obtained from increasing activity of the other three targets, C3019, C3021, and C3022 indicates these may represent suitable targets for CRISPR genome-editing.
Regulatory Requirements
Ever since the first successful commercialization of a biotechnology-derived agricultural crop in the 1990s, many new crop varieties have been developed and made available to farmers in the U.S. and worldwide. Farmers in the U.S., Canada, and areas of South America have rapidly adopted many of these new biotechnology-derived varieties. According to the USDA, in 2020 over 90 percent of U.S. corn, upland cotton and soybeans planted in the U.S. were varieties produced through traditional forms of genetic engineering. We have established certain core regulatory capabilities and in key geographies, we believe we are benefiting from a science-driven approach to regulations pertaining to genetically engineered (“GE”) crops based on a 30-year history of biotechnology-derived agricultural crops.
Biotechnology-derived or genetically engineered crops are subject to a significant amount of regulation in the U.S. and worldwide. Field tests and field trials of such crops need to ensure that traits in development do not escape or mix with native plants, and crops that may be used in the human and animal food chains must meet certain safety standards. Government regulations, regulatory systems and the political environment that influence them vary significantly among jurisdictions.
For purposes of this discussion, the term “GE” includes both biotechnology-derived or genetically engineered plants that are modified by the insertion of recombinant DNA (“Traditional Genome Modification”) or genetically engineered plants modified through the application of more modern techniques of genome editing. We have seed traits that fall within each of these two generalized categories of GE plants, as summarized above under the subheading “Traits in Development.”
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
Within USDA, APHIS administers the regulations in 7 CFR part 340, ‘‘Introduction of organisms and products altered or produced through genetic engineering which are plant pests for which there is reason to believe are plant pests.’’ These regulations govern the introduction (importation, interstate movement, or release into the environment) of certain GE organisms. Along with the EPA and the FDA, APHIS is responsible for the oversight and review of GE organisms.
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
In 2020, the regulatory exemptions and confirmation process under the SECURE rule took effect, representing the first comprehensive revision of APHIS’ biotechnology regulations since 1987. The revisions enable APHIS to regulate organisms developed using genetic engineering for plant pest risk with greater precision and reduces the regulatory burden for developers of organisms that are unlikely to pose plant pest risks. Since the new process was enacted, certain of our CRISPR edited Camelina C3007 lines have been confirmed by APHIS as being exempt from regulation by USDA-APHIS under 7 CFR part 340. In addition, in the fourth quarter of 2023 we received confirmation from USDA that both the HT and Stacked HT Camelina are not considered regulated by USDA-APHIS.
For herbicide-tolerant crops the USDA-APHIS regulates the crops while the EPA regulates the herbicide. The EPA establishes tolerances for the allowable amount of herbicide residues that may remain on the crop. Tolerances, as defined by the EPA, are “the maximum amount of a pesticide allowed to remain in or on a food” as part of the process of regulating pesticides. Yield10 cooperated with one of the major producers of glufosinate herbicides to request EPA approval to add Camelina to the producer's herbicide label for use with our GLU HT Camelina. A response from EPA is pending.
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
For herbicide tolerant and Omega-3 Camelina, field trials and analytical work must be conducted to evaluate the composition of the meal and/or oil to ensure their composition is similar to conventional Camelina and that they are free of potential allergens and toxins. Yield10 is developing regulatory plans to support commercialization of products produced in HT, stacked HT and omega-3 Camelina.
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
In 2023, the CFIA adopted new regulation and guidelines on determining whether a plant is regulated under Part V of the Seeds Regulations and specifically indicating that genome editing technologies as utilized in crops do not present any unique or specifically identifiable environmental or human health safety concerns as compared to other technologies of plant development. In early 2024, the PBO of the CFIA reviewed information on the Company’s E3902 Camelina and determined that E3902 is not a PNT and is not subject to a pre-market notification under Part V of the Seeds Regulations.
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
As the lead agency for public health and safety, Health Canada also works in conjunction with the CFIA on food labeling oversight when it identifies a potential health or safety issue with a food that could be mitigated through labeling or other disclosures.  For example, if the biotechnology-derived food contains a new allergen that is otherwise not present in the conventional version of the food, then specific label statements are required to alert consumers to that important health information.  However, the CFIA has primary oversight over non-health issues related to food labeling, packaging, and advertising.  Accordingly, the CFIA is the lead agency for ensuring that food labeling and advertising meet the legal requirements of the Food and Drugs Act, and that labeling representations do not create a potential risk of fraud or consumer confusion and are compliant with Canada’s voluntary disclosure standard for GE food ingredients.
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
In 2022, the Chinese Ministry of Agriculture and Rural Affairs published new guidelines for the review and approval of genome edited crops and products paving the way for faster commercialization in that country.
In-License Agreements
Exclusive Collaboration Agreement with Rothamsted Research
On November 12, 2020, Yield10 signed an exclusive collaboration agreement with Rothamsted to support Rothamsted’s Flagship Program to develop omega-3 oils in Camelina. As part of the agreement, Yield10 received an exclusive two-year option to sign a global, exclusive or non-exclusive license agreement to the technology. In November 2022, Yield10 and Rothamsted agreed to extend the collaboration agreement, including the license option, without additional funding support, through December 31, 2023. In October of 2023 Yield10 exercised its exclusive option and expects to execute the global Exclusive License Agreement for this technology with Rothamsted in the second quarter of 2024.
License Agreement with the University of Missouri
Pursuant to a license agreement with the University of Missouri (“UM”) dated as of May 17, 2018, we have an exclusive, worldwide license to novel gene technologies including the C3007 trait to boost oil content in crops. We are obligated to pay UM a license execution payment, milestone payments relating to any regulatory filings and approvals covered by the license agreement, royalties on any sales of licensed products following regulatory approval, as well as a percentage of any sublicense royalties related to the licensed products.

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
Competitive Landscape for our Business
Camelina Oilseed and Alternative Cover Crops: Camelina, because it is not currently a major food crop, has been of recent interest in North America for large-scale production of feedstock oil for biofuels, both renewable diesel and sustainable aviation fuel. We believe that there is a growing interest among oilseed crushers and energy companies in sourcing non-food, low CI feedstock oil for supplying the biofuel market. Camelina is attractive, not only as a spring rotation crop, but also as a winter cover crop, enabling a second oil harvest annually for each acre planted. The general interest in cover crops has been steadily increasing over the last several years. The companies focusing on Camelina include Sustainable Oils, S&W Seed, and Smart Earth. There have also been recent investments in oilseed cover crop alternatives to Camelina including the development of carinata by Nuseed and the efforts by CoverCress Inc. over the last several years to develop pennycress as a cover crop for the mid-west corn and soybean belt. In 2023, Chevron/Bunge acquired Chacraservicios S.r.l., based in Argentina from the Italian-based Adamant Group. This latest investment in novel seeds adds a new oil source in Bunge and Chevron’s global supply chains and will help both companies meet the growing demand for lower carbon renewable feedstocks. In 2023 Vision Bioenergy Oilseeds was formed as a joint venture owned by Shell and S&W Seed to develop and commercialize novel plant genetics for oil seed cover crops for biofuel production. Earlier this year, we signed a non-exclusive License Agreement with Vision for the use of our HT and stacked HT Camelina technologies.
Omega-3 Oil: The growing demand for alternative sustainable sources of EPA and DHA omega-3 fatty acids for human nutrition including food/beverage, pharmaceutical, and aquafeed and animal feed applications has made this an attractive area for investment by several companies. Alternative sources include algal fermentation processes commercialized by Veramaris (the joint venture between Evonic and DSM, with a production facility in Blair, Nebraska), Corbion and by Archer Daniels Midland Co. (with a production facility in Clinton, Iowa). We believe that crop based production systems for producing omega-3 oils will always be lower cost to produce and scale than algal fermentations and for this reason we have focused on competing crop based solutions. On the crop-based production side, two different genetically engineered varieties of the oilseed canola have been developed and approved by USDA-APHIS to address this growing demand. Following their acquisition of Bayer’s canola seed business, BASF stopped commercial development of their EPA producing canola. The BASF canola variety produced mostly EPA. Nuseed, a subsidiary of NuFarm is making good progress with the commercial production of its DHA canola oil which has around 10% DHA and a small amount of EPA and recently received regulatory approval for this oil in Norway. This is a major positive development for the use of GMO ingredients in aquaculture feed in the world’s largest farmed salmon production region. We believe the Camelina technology, which enables production of omega-3 EPA, and EPA+DHA oils, have high potential as a drop-in replacement for fish oil in aquafeed. Feed producers in general will blend ingredients from different suppliers to meet their own final product specifications and manage costs. Our Camelina EPA oil has potential use in feed in combinations with other sources of DHA such as algae or the Nuseed DHA oil product.
Intellectual Property
Our continued success depends in large part on our proprietary technology. As of December 31, 2023, Yield10 owns or holds exclusive rights to 18 patent families, including 20 issued patents and 30 pending patent applications. In October of 2023 Yield10 exercised its exclusive option to an exclusive global license to two active patent families of Rothamsted Research, RR213 and RR305, including six issued patents and six pending applications which cover the production of EPA and EPA plus DHA oils in Camelina. We expect to finalize the Commercial License Agreement in the second quarter of 2024.
We continue to seek, develop and evaluate new technologies and related intellectual property that might enhance our business strategy, industry position or deployment options.
Human Capital Resources
As of December 31, 2023, we had 29 full-time employees. Of those employees, 24 were in research and development. Among our staff, 13 hold Ph.D.’s and 13 hold masters’ or bachelors’ degrees in their respective disciplines. Our technical staff has expertise in the following areas: plant genetics, plant biology, plant breeding, microbial genetics, bioinformatics, metabolic engineering and systems biology. Our headquarters is located in Massachusetts, and our wholly-owned subsidiary, Yield10 Oilseeds Inc. ("YOI"), maintains a research and development facility, including greenhouse facilities, in Saskatoon, Canada. None of our employees are subject to a collective bargaining agreement and we consider our relationship with our employees to be good.
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
•The impact of global geopolitical conflicts, including the Russian invasion of Ukraine and the Israel-Hamas war may adversely affect our business, financial condition or results of operations.
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
We have recorded losses every year since our inception, with the exception of 2012. As of December 31, 2023, our accumulated deficit was $414,152. Since 1992, we have been engaged primarily in research and development and early-stage commercial activities. Because our crop science technology is at an early stage of development, we cannot be certain that our business will generate sufficient revenue to become profitable. We expect to continue to have significant losses and negative cash flow for at least the next several years, as we incur additional costs and expenses for the continued development of our technology, including the ongoing expenses of research, development, commercialization and administration. The amount of money we spend will impact our need for capital resources as well as our ability to become profitable and this will depend, in part, on the number of new technologies that we attempt to develop. We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable or achieve significant, or any, product revenues.
If we are unable to raise substantial additional funds in the near term, we will be unable to continue to operate our business and remain a going concern.
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We had cash and cash equivalents of $1,068 as of December 31, 2023, which we believe will only provide funding for our operations into the second quarter of 2024. Our management is urgently evaluating and pursuing different strategies to obtain the required funding for our operations in the near term. These strategies may include, but are not limited to: public and private placements of equity and/or debt, licensing and/or collaboration arrangements and strategic alternatives with third parties, or other funding from the government or third parties. There can be no assurance that these funding efforts will be successful. The sale of equity and convertible debt securities would result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available on reasonable terms, or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.
We will need to secure additional funding to finance our operations and may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.
As of December 31, 2023, we had unrestricted cash, cash equivalents and short-term investments of $1,068. We estimate that our cash resources will be sufficient to fund operations and meet our obligations into the second quarter of 2024. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our current cash forecast, we expect that our present capital resources will not be sufficient to fund our planned operations for that period of time, which raises substantial doubt as to the Company's ability to continue as a going concern. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors. Our ability to continue operations after our current cash resources are exhausted will depend upon our ability to obtain additional financing through, among other sources, public or private equity financing, secured or unsecured debt financing, equity or debt bridge financing, warrant holders' ability and willingness to exercise the Company's outstanding warrants, additional research grants or collaborative arrangements with third parties, as to which no assurances can be given. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If additional funds are not available when required, we will be forced to curtail our research efforts, explore strategic alternatives and/or wind down our operations and pursue options for liquidating our remaining assets, including intellectual property and equipment.
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
Minimum Stockholders' Equity Deficiency
On May 18, 2023, the Nasdaq Listing Qualifications Department (the “Staff”), informed us that the Company did not comply with the minimum stockholders’ equity requirement of at least $2,500,000 pursuant to Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”). The Staff granted the Company’s request for an extension until September 30, 2023, which was subsequently extended until November 14, 2023, to comply with Rule 5550(b)(1).
On November 15, 2023, we received a notice from Nasdaq of the Staff’s determination that the Company had not met the terms of such extension. The Company requested an appeal of the Staff’s determination and submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”), which request stayed any delisting action by the Staff until the hearing process was concluded. Yield10 participated in a hearing before the Panel on February 6, 2024 and on February 13, 2024, we were notified by the Panel that the Company had been granted an additional extension to remain listed on The Nasdaq Capital Market until May 13, 2024, subject to certain conditions. These conditions include that the Company provide a written update on the status of its plans to obtain financing and strengthen its balance sheet by March 15, 2024, as well as provide prompt notification of any significant events that may occur during the period of extension that may affect the Company's compliance with Nasdaq requirements. We provided the Panel with the requested update on March 14, 2024.
Minimum Bid Price Deficiency
On September 25, 2023, we received a separate notice from the Staff notifying the Company that it was not in compliance with the requirement to maintain a minimum bid price of at least $1.00 per share pursuant to Nasdaq Listing Rule 5550(a)(2). The second notice stated that pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company would be afforded 180 calendar days, or until March 25, 2024, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. On March 26, 2024, the Company received another notice from the Staff stating that the Company is not eligible for a second 180 day compliance period for the Minimum Bid Price Rule deficiency because the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market. The Notice indicates that the Company must present its views with respect to this deficiency to the Panel in writing no later than April 2, 2024, which it intends to do. Among other measures, the Company intends to schedule a special meeting of its shareholders for April 26, 2024 to approve a reverse stock split, in order to increase the price of its common stock to a level that will satisfy the Minimum Bid Price Rule.
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
Market opportunity estimates and market growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of the global seed industry and the biotechnology seeds market, and the market size for any products that we may develop in our Camelina products business, such as Omega-3 Camelina oil, and the estimated ranges of incremental value increase that a novel, newly developed crop trait may produce, may prove to be inaccurate. Even if the markets in which we may compete in the future achieve these opportunity estimates and market growth forecasts, our business could fail to grow at similar rates, if at all.
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
In the United States, our seed traits and any future products that are successfully developed containing our seed traits are or will be subject to USDA and FDA regulatory requirements. The USDA and FDA requirements will vary depending on the particular seed trait and the intended use of any product that will be commercialized. Our business strategy is focused on crop yield traits.
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
Based on the number of shares outstanding as of March 21, 2024, our officers, directors and stockholders who hold at least 5 percent of our stock beneficially own a combined total of approximately 28.1 percent of our outstanding common stock, including shares of common stock subject to stock options and warrants that are currently exercisable or are exercisable within 60 days after March 21, 2024. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combinations or other significant transactions. The interests of one or more of these stockholders may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of March 21, 2024, Jack W. Schuler (and his related entities) beneficially owned approximately 22.7 percent of our common stock. To the extent that this or any other significant stockholders oppose any proposal put forth for stockholder approval by our board of directors, they control a sufficient percentage of our outstanding shares to cause such proposal to either fail or be very difficult to achieve without their support. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market price for their shares of common stock. The concentration of ownership also may contribute to the low trading volume and volatility of our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Information technology is important to our business operations, and we are committed to protecting the privacy, security and integrity of the data we use in our business, as well as our employee and research data. The Company has a comprehensive cybersecurity program in place for assessing, identifying and managing cybersecurity risks that is designed to protect its systems and data from unauthorized access, use or other security impact.
Through our third-party IT Service Team ("IT Service Team"), we continuously monitor and update our information technology networks and infrastructure to prevent, detect, address and mitigate risks associated with unauthorized access, misuse, computer viruses and other events that could have a security impact. Our IT Service Team invests in industry standard security technology to protect the Company’s data and business processes against risk of cybersecurity incidents. Our data security management program includes identity, trust, vulnerability and threat management business processes, as well as adoption of standard data protection policies.

In terms of governance and oversight, the following is in place to enhance transparency and accountability in cybersecurity management:

Responsibility Assignment
•The Company's Vice President - Planning and Communications (VP P&C)) assumes an oversight role in overseeing the cybersecurity risk management program. The VP P&C collaborates with the Company's leadership team and IT Service Team on the matters of cybersecurity across the Company.
•Cybersecurity risks fall within the purview of the Company's Audit Committee and, ultimately, the Board of Directors. Regular oversight and reviews occur at established intervals. The Audit Committee engages in discussions with the COO and Company management at least once a year, covering various aspects of cybersecurity risk management, including recent developments, evolving standards, vulnerability assessments, and the threat environment.
We measure our data security effectiveness by benchmarking against industry-accepted methods and we work to remediate any significant findings. We maintain and routinely test backup systems and disaster recovery and also have processes in place to prevent disruptions resulting from our implementation of new software and systems.
Our IT Services Team has a comprehensive incident response plan to address cybersecurity incidents. Our incident response plan includes procedures for identifying, containing and responding to cybersecurity incidents and is subject to regular review and assessment to ensure that it is effective in protecting our information technology. To date, we believe that our cybersecurity program has been effective in protecting the confidentiality, integrity, and availability of the Company's information. We cannot guarantee that our cybersecurity program will be successful in preventing all cybersecurity incidents. We currently maintain a cyber insurance policy that provides coverage against losses due to cybersecurity events, however, such insurance may not be sufficient in type or amount to cover us against all claims related to security breaches, cyber-attacks and other related breaches.
We engage external consultants and computer security firms to enhance our cybersecurity oversight. Included within our cybersecurity program is the use of computer security firms to provide annual training to our employees to help them identify and report cybersecurity threats. While we are regularly subject to cybersecurity attacks, ransomware and other security breaches, we have not experienced any material cybersecurity incidents for the year ended December 31, 2023. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.
ITEM 2.    PROPERTIES
We do not own any real property. We are party to a lease agreement pursuant to which we lease 22,213 square feet of office and research and development space located at 19 Presidential Way, Woburn, Massachusetts. This lease began on June 1, 2016 and will end on November 30, 2026, and does not include any options for the early termination or the extension of the lease. Upon signing the lease, we provided the landlord with a security deposit of $229 through the issuance of an irrevocable letter of credit.
In December 2023, we notified the landlord that we were deferring monthly rental payments, beginning with the December 2023 rent, until such time that we are able to raise additional working capital. The landlord immediately notified the Company that it was in payment default under the terms of the lease and has subsequently withdrawn funds held under the irrevocable letter of credit to cover rent for the months of December 2023 through February 2024, leaving a remaining balance in the letter of credit of $12. The Company reinitiated payment of its monthly rent beginning with the month of March 2024, and intends to return the letter of credit back to its $229 balance as available funding permits.

We have a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") for CJ's sublease of 9,874 square feet of our Woburn facility. The subleased space was determined to be in excess of our needs as a result of our strategic shift and the related restructuring of our operations during 2016. The sublease is coterminous with our master lease. CJ pays rent and operating expenses equal to its pro-rata share of the amounts payable to the landlord by us, as adjusted from time-to-time in accordance with the terms of the master lease. CJ has provided us with a security deposit of $103 in the form of an irrevocable letter of credit. As a result of our payment default, CJ now pays the landlord directly for its sublease.
Our wholly-owned subsidiary, YOI, located in Saskatoon, Saskatchewan, Canada, leases approximately 9,600 square feet of office, laboratory and greenhouse space located within Innovation Place at 410 Downey Road and within the research facility of National Research Council Canada located at 110 Gymnasium Place. These leases do not contain renewal or early termination options. YOI's leases for these facilities generally have terms of one year, and are extended annually through amendment. Most of these leases will expire on various dates through September 30, 2024.
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
Stockholders
As of March 28, 2024, there were 15,401,706 shares of our common stock outstanding held by 28 stockholders of record.
Unregistered Sales of Securities
On January 9, 2024, we issued 104,538 shares of common stock to participants in our Yield10 Bioscience, Inc. 401(k) Plan as a matching contribution. The issuance of these securities was exempt from registration pursuant to Section 3(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2023, there were no repurchases made by us or on our behalf, or by any "affiliated purchasers," of shares of our common stock.
ITEM 6. [RESERVED]
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.  All dollar amounts are stated in thousands.
Overview
    Yield10 Bioscience, Inc. ("Yield10" or the "Company") is an agricultural bioscience company focused on commercializing sustainable products using the oilseed Camelina sativa ("Camelina") as a platform crop.
We are pursuing Camelina seed oil products for two market opportunities and value chains. Each product has its own set of scale requirements, value proposition and challenges. The first product, is seed oil produced by Camelina which has been genetically engineered to enable production of high levels of the omega-3 fatty acids eicosapentanoic acid (EPA) and docosahexanoic acid (DHA). Our development is driven by the growing demand for new sources of omega-3 ingredients and the production constraints and supply volatility of the traditional raw material source fish oil. This growing omega-3 supply gap offers a market opportunity with the potential for revenue and margin growth at acreage levels operationally accessible to Yield10. When commercially available, the Company's omega-3 products will address an unmet need for a reliable, scalable supply of EPA and DHA omega-3 ingredients for aquaculture and pet/animal feed. Multiple opportunities exist for further product development to address higher value markets for omega-3 oils in nutraceuticals and pharmaceuticals. Earlier this year we received regulatory approval from USDA-APHIS for two engineered Camelina lines, the first produces our EPA Omega-3 product and the second produces our EPA+DHA Omega-3 product.
The second product is Camelina seed oil for use as a low-carbon intensity feedstock oil for biofuels, including biodiesel, renewable diesel (“RD”) and sustainable aviation fuel (“SAF”). Markets for biofuels are driven by government policies, have the potential to be very large, and will require the production of tens of millions of acres of new oilseed cover crops like Camelina that do not compete for land with food production.
In early 2024, we adjusted our commercial strategy for biofuels to focus on providing research and development services to third parties interested in Camelina for biofuels with the goal of generating service and licensing revenues from our advanced Camelina technology capabilities, varieties and traits. This decision reflects the current excess supply of soybean oil for the biofuels market as well as the challenges the Company faced in the current financing environment as a small cap pre-revenue company. Over the past four years, Yield10 has developed proprietary, engineered spring and winter Camelina varieties, including herbicide tolerant (“HT”) and stacked herbicide tolerant (“stacked HT”) traits which form the genetic foundation for introducing commercial-quality Camelina varieties tailored to address our target markets. Based on this biofuels strategy, we recently signed our first non-exclusive global, commercial license with Vision Bioenergy Oilseeds for certain Camelina lines and herbicide tolerance traits. Going forward, we plan to continue executing partnerships and other types of agreements for the development of Camelina technologies used in the production of biofuels. Yield10 is headquartered in Woburn, Massachusetts and has a Canadian subsidiary, Yield10 Oilseeds Inc., located in Saskatoon, Saskatchewan, Canada.
Government Grants
During 2018, we entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." Our participation under this five-year grant has been awarded incrementally on an annual basis with the first year commencing on September 15, 2017. Funding for this sub-award for the full grant amount of $2,957 was appropriated by the U.S. Congress through the contractual year ending in September 2022. We were permitted to extend the term of the award into early 2023 in order to earn and recognize the final $60 under the grant. During the years ended December 31, 2023 and December 31, 2022, we recognized $60 and $450, respectively, from this sub-award and as of December 31, 2023, the DOE sub-award has been completed with no further future amounts to be recognized.

Program Title	Funding Agency	Total Government Funds	Total revenue recognized through December 31, 2023	Remaining amount to be recognized as of December 31, 2023	Contract/Grant Expiration
Subcontract from Michigan State University project funded by DOE entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil"	Department of Energy	$2,957	$2,957	$—	September 15, 2023
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
During the year ended December 31, 2023, amounts paid to us for Camelina planting seed delivered to growers and from the Company's grain purchases delivered to its grain offtake partner have been recorded as an offset to research and development expense. We believe that we need to more fully establish our commercial operations, substantiate the profitable economics of our Camelina product as a biofuel feedstock and validate grower acceptance of the crop through larger acreage adoption before we begin to record payments for seed and grain deliveries as product revenue. Until then, we will consider our early, small-scale acreage production of Camelina, such as those completed during 2023, to be an initial proof of concept, or prototype, as defined under ASC 740, Research and Development. We will transition to commercialization and begin to record Camelina seed and grain inventory, cost of goods sold and product sales once we are satisfied the product has met these requirements.
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
Income Taxes
    Due to the Company's history of annual income tax losses, it has never incurred significant income tax expense. We have, however, historically recorded and disclosed in our financial statements significant deferred income tax assets for net operating loss carry forwards and research tax credits that may be available to offset future taxable income. We routinely assess the realizability of the Company's deferred tax assets and have historically concluded that it is unlikely that deferred tax assets derived from our U.S. operations will be realized under current accounting standards and therefore we have consistently maintained a full valuation allowance against these tax assets. Our U.S. deferred tax assets are also subject to substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to stock ownership changes that have occurred, primarily as a result of our securities offerings. The calculation of Section 382 limitations is highly judgmental and the calculations are complex. Based on an analysis completed during 2022, we have concluded that all of our historical U.S. deferred tax assets generated through November 31, 2019 are no longer available to us for future use to offset taxable income.
Through December 31, 2022, YOI performed research and development services for Yield10 under a research services agreement subject to intercompany transfer pricing regulations established in the U.S. and Canada. These regulations required that YOI earn an arms-length profit from the research services, calculated in accordance with U.S. and Canadian tax regulations. YOI previously filed for research tax credit carryforwards in the past that have been used to offset its taxable income generated as a result of the intercompany profit. Prior to 2022, these accumulated Canadian research credits were recorded as a deferred tax asset within the Company's consolidated balance sheet based on our judgment that YOI would continue to earn taxable income in the future and the value of deferred tax asset would be realized. However, in 2022, the Company's decline in its cash and short-term investment balances created substantial doubt that the Company would continue as a going concern. We believe that it is more likely than not that the remaining deferred tax assets will not be utilized and, as such, we have recorded a full valuation allowance against the remaining deferred tax asset in Canada.

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
Comparison of the Years Ended December 31, 2023 and 2022

Revenue

	Year ended December 31,
	2023	2022	Change
Grant revenue	$60	$450	$(390)
Grant revenue was $60 and $450 for the years ended December 31, 2023 and 2022, respectively. All of the grant revenue recorded during the year ended December 31, 2023 was derived from the Company's DOE sub-award with MSU. As of March 31, 2023, our work in support of this research grant was completed with no further grant revenue to be recognized. We currently do not have any active government grants and cannot assess whether additional U.S. or Canadian government research grants will be awarded to us in the future.
During the year ended December 31, 2023, we took first-time deliveries of harvested Camelina grain produced under winter and spring season grower contracts in Western Canada and the United States. Our first two seasons were small in scale, representing a proof-of-concept for our Camelina products to be used in the biofuel feedstock market. We are at an early stage in the commercialization of Camelina and have not yet begun to capitalize product inventory. The costs of producing Camelina planting seed and the purchase cost of grain harvests acquired from our growers during 2023 were recorded to research and development expense. Payments received or due to us from our shipments of seed and harvested grain to growers and offtake partners that were completed during the the year ended December 31, 2023 have been recorded as an offset to research and development expense. This accounting practice will continue until such time that we have more fully validated our markets and believe the value of capitalized inventory can be realized through product sales. The Company's Camelina seed and harvested grain shipments are expected to remain seasonal in the foreseeable future, with acreage planted in the winter and spring growing seasons being harvested and shipped annually to our offtake partners in our third and fourth fiscal quarters.
Operating Expenses

	Year ended December 31,
	2023	2022	Change
Research and development expenses	$8,323	$7,750	$573
General and administrative expenses	6,154	6,151	3
Total operating expenses	$14,477	$13,901	$576
Research and Development Expenses
Research and development expense increased by $573, or 7%, from $7,750 during the year ended December 31, 2022 to $8,323 during the year ended December 31, 2023. The 2023 increase is primarily due to the increased cost of crop trials and commercial seed production partially offset by lower employee compensation and benefits expenses. During the year ended December 31, 2023, crop trial expenses increased by $349 to $1,381 from $1,032 incurred during the year ended December 31, 2022, primarily as a result of our ongoing development of herbicide tolerant Camelina plant varieties. Commercial seed production costs increased by $435 from $226 during the year ended December 31, 2022 to $661 during the year ended December 31, 2023 as we prepare for future growing seasons. Partially offsetting these increases were lower employee compensation and benefits of $136 as a result of reduced payroll and stock compensation costs.
Based on current planning and forecasting, we anticipate that our research and development expenses during the year ended December 31, 2024 will decrease below levels incurred during the year ended December 31, 2023, as we shift our primary focus to the development and commercialization of our Omega-3 Camelina plant varieties for the aquaculture fish feed, nutraceutical and pharmaceutical markets while we negotiate opportunities to partner with other parties for the biofuels market. We are reducing our planned level of expenditure for research and development activities to better match our anticipated cash resources for 2024. Our forecast related to research and development expense is subject to change and may be impacted by our ability to raise additional working capital to support our plans or our entry into third-party collaborations or other business opportunities that could alter our plans.
General and Administrative Expenses
General and administrative expenses remained consistent at $6,154 and $6,151 for the fiscal years ended December 31, 2023 and December 31, 2022, respectively. Although unchanged in total, professional service fees increased by $352 from $973 during the year ended December 31, 2022 to $1,325 during the year ended December 31, 2023. This increase was primarily the result of higher legal and accounting expenses of $345 as a result of securities offerings completed during the year, business development activities and technical accounting analysis. Lower employee compensation and benefit expenses offset the increase in professional service fees, decreasing by $398 year-over-year. This decrease is attributable to lower payroll expenses of $138 as the Company furloughed and reduced employee compensation in order to conserve cash and to lower stock-based compensation expense of $231.
Based on current planning and forecasting, we anticipate that our general and administrative expenses during the year ended December 31, 2024 will remain consistent with levels incurred during the year ended December 31, 2023. We will continue to incur costs related to activities in support of our commercial growth, including increasing legal and accounting expenses, license payments and travel-related expenses in support of business development. Our forecast related to general and administrative expense is subject to change and may be impacted by our ability to raise additional working capital to support our plans or our entry into third-party collaborations or other business opportunities that could alter our plans.
Other Income (Expense), net

	Year ended December 31,
	2023	2022	Change
Other income (expense), net	$(38)	$41	$(79)

Other Income (Expense), net
    Other expense of $38 for the year ended December 31, 2023 was primarily the result of interest accrued on our $1,000 short-term convertible note with Marathon. Other income of $41 during the year ended December 31, 2022 was derived primarily from investment income earned from the Company's cash equivalents and investments offset by interest expense and investment management fees incurred during the year.
Liquidity and Capital Resources
Since our inception, we have incurred significant expenses related to our research, development and commercialization efforts, which in recent years have been focused on Camelina. With the exception of 2012, we have recorded annual losses since the Company's initial founding, including our fiscal year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $414,152. Our total unrestricted cash, cash equivalents and short-term investments as of December 31, 2023, totaled $1,068 as compared to $4,347 at December 31, 2022. As of December 31, 2023, we have a short-term convertible note outstanding of $1,000 with MPC Investment LLC, an affiliate of Marathon. The note and interest charges accruing at 8.0% per annum, is expected to mature on August 24, 2024, unless converted to Yield10 equity or retired earlier.
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
In our efforts to obtain additional funding, during February 2024, we granted a global license to Vision Bioenergy Oilseeds, LLC to certain proprietary varieties of Camelina for the production of feedstock oils for biofuels. In consideration for the license and our completion of certain deliverables, Vision is making cash payments to us of $3,000.
Our cash, cash equivalents and short-term investments at December 31, 2023 were held for working capital purposes. As of December 31, 2023, we had restricted cash of $229 held in connection with the lease agreement for our Woburn, Massachusetts facility. In December 2023, we notified the landlord that we were deferring monthly rental payments, beginning with the December 2023 rent, until such time that we are able to raise additional working capital. The landlord immediately notified the Company that it was in payment default under the terms of the lease and during the first quarter of 2024 has subsequently withdrawn funds held under the irrevocable letter of credit to cover rent for the months of December 2023 through February 2024, leaving a remaining balance in the letter of credit of $12. The Company reinitiated payment of its monthly rent beginning with the month of March 2024 and intends to return the letter of credit back to its $229 balance as available funding permits.
Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is to preserve principal, and consequently, investments are limited to high quality corporate debt, U.S. Treasury bills and notes, money market funds, bank debt obligations, municipal debt obligations and asset-backed securities. The policy establishes maturity and concentration limits, and liquidity requirements. As of December 31, 2023, we were in compliance with this policy.
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
Letter of Intent with Marathon Petroleum Corporation
On April 27, 2023, we signed a non-binding letter of intent (“LOI”) with Marathon for a potential investment in Yield10 by Marathon and for an offtake agreement for low-carbon intensity Camelina feedstock oil to be used in renewable fuels production. In connection with signing the LOI, we sold and issued to MPC Investment LLC, an affiliate of Marathon, a senior unsecured convertible note in the original principal amount of $1,000 (the “Convertible Note”) which is convertible into shares of the Company’s common stock at a conversion price equal to $3.07 per share, subject to any mandatory adjustments and certain conditions and limitations set forth in the Convertible Note. If not converted or terminated earlier, all outstanding principal and accrued and unpaid interest on the Convertible Note will be due and payable in full in cash on the Convertible Note's expected maturity date of August 24, 2024. We used the net proceeds of $967, after debt issuance costs of $33, from the Convertible Note for working capital and general corporate purposes.
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
Registered Direct Offering and Concurrent Private Placement
On May 5, 2023, we closed on a $3,000 offering of the Company's common stock (or pre-funded warrants in lieu thereof) in a registered direct offering and warrants in a concurrent private placement with investors. Under the terms of the securities purchase agreement, we agreed to sell 1,006,710 shares of common stock and to issue unregistered warrants to purchase 1,006,710 shares of common stock. The combined effective offering price for one share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $2.98. The Company received proceeds of $2,717 from the offering, net of $283 in issuance costs. The shares underlying the warrants issued in the offering were registered by the Company in July 2023.
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
Fiscal Year 2023 Cash Usage
Net cash used in operating activities was $10,068 during the year ended December 31, 2023, compared to net cash used by operating activities during 2022 of $11,404. Net cash used by operations during the year ended December 31, 2023 primarily reflects the net loss of $14,455 and our cash payments made to reduce the Company's lease liabilities of $456. Non-cash charges offsetting a portion of the net loss include depreciation and amortization expense of $290, stock-based compensation expense of $1,592, our 401(k) stock matching contribution expense of $108 and non-cash lease expense of $308 resulting from amortization of our right-of-use asset. The net cash usage for operating activities during the year ended December 31, 2022 of $11,404 was primarily the result of the Company's net loss of $13,566, cash payments to reduce the Company's lease liabilities of $520 and our payment of 2021 bonus compensation of $378 during early 2022. Non-cash charges offsetting a portion of the net loss included depreciation and amortization expense of $263, stock-based compensation expense of $1,903, our 401(k) stock matching contribution expense of $133, non-cash lease expense of $393 and a non-cash expense of $165 to establish a full valuation allowance against our Canadian deferred tax assets.
Net cash of $1,945 was provided by investing activities during the year ended December 31, 2023, compared to net cash provided for investing activities during 2022 of $8,522. During the year ended December 31, 2023, $1,991 of our short-term investments matured and converted to cash. During the year ended December 31, 2022, we purchased $2,445 in short-term investments and investments totaling $11,121 matured and converted to cash.
Net cash of $6,871 was provided by financing activities during the year ended December 31, 2023, compared to net cash used in financing activities of $37 during the year ended December 31, 2022. During the year ended December 31, 2023, the Company completed two securities offerings of common stock and warrants, receiving net proceeds of $5,842, after issuance costs of $896.
Related Party Transactions

The Company did not engage in any transactions during the years ended December 31, 2023 and December 31, 2022 that qualify as related party transactions.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that as of December 31, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in the 2017 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Directors and Executive Officers,” “Corporate Governance and Board Matters” and “Code of Business Conduct and Ethics” in our proxy statement for the 2024 annual meeting of stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters” and “Compensation Risk Assessment” in our proxy statement for the 2024 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance under Equity Compensation Plans” in our proxy statement for the 2024 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions,” “Corporate Governance and Board Matters” and “The Board of Directors and its Committees” in our proxy statement for the 2024 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICE
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accountants” in our proxy statement for the 2024 annual meeting of stockholders.

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
(3)Exhibits
See Item 15(b) below.
(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1.1	Amended and Restated Certificate of Incorporation, as amended, of the Registrant.		Form 10-Q (Exhibit 3.1)	8/9/2018	001-33133
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.		Form 8-K (Exhibit 3.1)	1/15/2020	001-33133
3.1.3	Certificate of Designation of Preferences, Rights and Limitations with respect to the Series A Preferred Stock.		Form 8-K (Exhibit 3.1)	11/20/2019	001-33133
3.1.4	Certificate of Designation of Preferences, Rights and Limitations with respect to the Series B Preferred Stock.		Form 8-K (Exhibit 3.2)	11/20/2019	001-33133
3.2	Amended and Restated By-laws of the Registrant.		Form 10-Q (Exhibit 3.1)	11/10/2021	001-33133
4.1	Description of Securities of the Registrant.		Form 10-K (Exhibit 4.1)	3/14/2023	001-33133
4.2	Specimen Stock Certificate for shares of the Registrant's Common Stock.		Form 10-Q (Exhibit 4.1)	11/12/2020	001-33133
4.3	Form of Investor Warrant to Purchase Common Stock.		Form 8-K (Exhibit 4.1)	7/5/2017	001-33133
4.4	Form of Series A Common Warrant to purchase shares of Common Stock.		Form S-1/A (Exhibit 4.3)	12/15/2017	333-221283
4.5	Form of Common Stock Purchase Warrant.		Form 8-K (Exhibit 4.1)	11/20/2019	001-33133
4.6	Form of Common Stock Purchase Warrant		Form 8-K (Exhibit 4.2)	5/4/2023	001-33133
4.7	Form of Common Stock Purchase Warrant		Form S-1/A (Exhibit 4.9)	8/2/2023	333-273070
4.8	Senior Unsecured Convertible Note		Form 8-K (Exhibit 4.1)	5/1/2023	001-33133
10.1†	2006 Stock Option and Incentive Plan.		Form S-1/A (Exhibit 10.3)	10/20/2006	333-135760
10.1.1†	2006 Stock Option and Incentive Plan, Form of Incentive Stock Option Agreement.		Form S-1/A (Exhibit 10.3.1)	10/20/2006	333-135760
10.1.2†	2006 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Agreement.		Form S-1/A (Exhibit 10.3.2)	10/20/2006	333-135760
10.1.3†	2006 Stock Option and Incentive Plan, Form of Director Non-Qualified Stock Option Agreement.		Form S-1/A (Exhibit 10.3.3)	10/20/2006	333-135760

10.2†	2014 Stock Option and Incentive Plan, Revised and Restated.		Form 10-Q (Exhibit 10.1)	8/13/2015	001-33133
10.2.1†	2014 Stock Option and Incentive Plan, Form of Incentive Stock Option Award.		Form 10-K (Exhibit 10.3.1)	3/25/2015	001-33133
10.2.2†	2014 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Award.		Form 10-K (Exhibit 10.3.2)	3/25/2015	001-33133
10.2.3†	2014 Stock Option and Incentive Plan, Form of Restricted Stock Unit Award.		Form 10-K (Exhibit 10.3.3)	3/25/2015	001-33133
10.3†	Amended and Restated 2018 Stock Option and Incentive Plan.		Form 8-K (Exhibit 10.1)	5/30/2023	001-33133
10.3.1†	Amended and Restated 2018 Stock Option and Incentive Plan, Form of Stock Option Agreement.		Form 10-K (Exhibit 10.2.5)	3/28/2019	001-33133
10.3.2†	2018 Stock Option and Incentive Plan, Form of Restricted Stock Unit Agreement.		Form 10-K (Exhibit 10.2.6)	3/25/2020	001-33133
10.4†	Employment Agreement between the Company and Oliver P. Peoples dated March 28, 2017.		Form 10-K (Exhibit 10.3)	3/30/2017	001-33133
10.5†	Amendment to the Employment Agreement between the Company and Oliver Peoples dated December 6, 2023.	X
10.6†	Employment Agreement between the Company and Charles B. Haaser dated March 28, 2017.		Form 10-K (Exhibit 10.4)	3/30/2017	001-33133
10.7†	Amendment to the Employment Agreement between the Company and Charles B. Haaser dated December 6, 2023.	X
10.8†	Employment Agreement between the Company and Lynne H. Brum dated March 28, 2017.		Form 10-K (Exhibit 10.6)	3/30/2017	001-33133
10.9†	Amendment to the Employment Agreement between the Company and Lynne Brum dated December 6, 2023.	X
10.10	Employment Agreement between the Company and Kristi Snell dated March 28, 2017.		Form 10-K (Exhibit 10.8)	3/30/2017	001-33133
10.11	Amendment to the Employment Agreement between the Company and Kristi Snell dated December 6, 2023.	X
10.12†	Form of Employee Noncompetition, Confidentiality and Inventions Agreement between the Company and its Employee.		Form 10-K (Exhibit 10.9)	3/30/2017	001-33133
10.13†	Form of Indemnification Agreement between the Registrant and its Directors and Officers.		Form S/1/A (Exhibit 10.14)	10/20/2006	333-135760
10.14	Standstill Agreement dated June 19, 2015 between the Company and Jack W. Schuler, Renate Schuler and the Schuler Family Foundation.		Form 8-K (Exhibit 10.1)	6/17/2015	001-33133
10.15	Lease Agreement between the Company and ARE MA Region No. 20, LLC dated January 20, 2016 for the premises located at 19 Presidential Way, Woburn, MA.		Form 8-K (Exhibit 10.1)	1/26/2016	001-33133
10.16	Sublease between CJ Research Center LLC and the Company, dated as of September 16, 2016.		Form 10-K (Exhibit 10.20)	3/30/2017	001-33133
10.17	Form of Securities Purchase Agreement dated July 3, 2017 between the Company and the Purchasers named therein.		Form 8-K (Exhibit 10.1)	7/5/2017	001-33133
10.18@	Exclusive License Agreement, dated May 17, 2018, between the Company and the University of Missouri.		Form 10-Q (Exhibit 10.2)	8/9/2018	001-33133

10.19	Form of Securities Purchase Agreement dated March 14, 2019 between the Company and the Investors named therein.		Form 8-K (Exhibit 10.1)	3/15/2019	001-33133
10.20	Securities Purchase Agreement, dated as of November 14, 2019, by and between Yield10 Bioscience, Inc. and the Investors listed on Schedule I thereto.		Form 8-K (Exhibit 10.1)	11/20/2019	001-33133
10.21	Securities Purchase Agreement, dated as of August 22, 2020, by and between Yield10 Bioscience, Inc. and the Investors listed on Schedule I thereto.		Form 8-K (Exhibit 10.1)	8/25/2020	001-33133
10.22	Securities Purchase Agreement, dated May 3, 2023, by and between Yield10 Bioscience, Inc. and the Purchasers named therein.		Form 8-K (Exhibit 10.1)	5/4/2023	001-33133
10.23	Securities Purchase Agreement, dated [•] 2023, by and between Yield10 Bioscience, Inc. and the Purchasers named therein.		Form S/1/A (Exhibit 10.21)	8/2/2023	333-273240
10.24	Collaboration and Option Agreement, dated November 12, 2020, by and between Yield10 Bioscience, Inc. and Rothamsted Research Institute, as amended.		Form 10-K (Exhibit 10.18)	3/14/2023	001-33133
10.25	Equity Distribution Agreement, dated January 23, 2023, by and between the Company and Maxim Group LLC.		Form 8-K (Exhibit 1.1)	1/24/2023	001-33133
10.26	Securities Purchase Agreement, dated April 28, 2023, by and between the Company and MPC Investment LLC.		Form 8-K (Exhibit 10.1)	5/1/2023	001-33133
21.1	Subsidiaries of the Registrant.		Form 10-K (Exhibit 21.1)	3/16/2021	001-33133
23.1	Consent of RSM US LLP, an independent registered public accounting firm.	X
23.2	Consent of Berkowitz Pollack Brant Advisors +CPAs, LLP	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from the Yield10 Bioscience, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 formatted in XBRL; (i) Consolidated Balance Sheets, December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations, Years Ended December 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss), Years Ended December 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows, Years Ended December 31, 2023 and 2022; (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.
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

YIELD10 BIOSCIENCE, INC.
April 1, 2024	By:	/s/ OLIVER P. PEOPLES
Oliver P. Peoples, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ OLIVER P. PEOPLES	President and Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2024
Oliver P. Peoples, Ph.D.
/s/ CHARLES B. HAASER	Vice President, Finance, and Chief Accounting Officer (Principal Financial and Accounting Officer)	April 1, 2024
Charles B. Haaser
/s/ SHERRI M. BROWN	Director	April 1, 2024
Sherri M. Brown
/s/ RICHARD W. HAMILTON	Director	April 1, 2024
Richard W. Hamilton, Ph.D.
/s/ WILLIE LOH	Director	April 1, 2024
Willie Loh, Ph.D.
/s/ ANTHONY J. SINSKEY	Director	April 1, 2024
Anthony J. Sinskey, Sc.D.
/s/ ROBERT L. VAN NOSTRAND	Chairman	April 1, 2024
Robert L. Van Nostrand

YIELD10 BIOSCIENCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Yield10 Bioscience, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Yield10 Bioscience, Inc. (“the Company”) as of year ended December 31, 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of Matter – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Pre-funded Warrants and Private Placement Warrants:
As discussed in Note 9 to the financial statements, In May and August 2023, the Company closed multiple financing transactions which included the issuance of common stock, pre-funded warrants and private placement warrants (“Warrants”) to purchase its common stock. Upon issuance, the pre-funded warrants and private placement warrants were recorded at their respective allocated fair value as of the grant date as components of stockholders’ deficit within additional paid-in capital in the amount of $2.3 million.
The principal consideration for our determination that the accounting of the transaction date fair value and allocation of proceeds to the common stock, pre-funded warrants and private placements warrants was a critical audit matter is the complexity in assessing the warrants features, which requires management to make significant judgments in the interpretation of the terms of the agreements and in the application of appropriate accounting guidance.
We obtained related agreements and performed the following primary procedures:
–reviewed the key terms and conditions within the agreements associated with the Warrants for balance sheet classification,
–The completeness and accuracy of the Company’s technical accounting analysis,
–Recalculated management's fair values based on the terms in the agreements and
–Application of the relevant accounting guidance.

/s/ Berkowitz Pollack Brant Advisors +CPAs

We have served as the Company's auditors since 2024.

West Palm Beach, FL

April 1, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Yield10 Bioscience, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Yield10 Bioscience, Inc. and its subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of Matter-Going Concern
The accompanying 2022 financial statements were prepared assuming that the Company would continue as a going concern. As discussed in Note 1 to the 2022 financial statements, the Company suffered recurring losses from operations and did not have sufficient liquidity to meet forecasted costs. This raised substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters were also are described in Note 1 to the 2022 financial statements. The 2022 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ RSM US LLP
We served as the Company's auditor from 2017 through 2022.
Boston, Massachusetts
March 14, 2023

YIELD10 BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$1,068	$2,356
Short-term investments	—	1,991
Unbilled receivables	—	30
Prepaid expenses and other current assets	332	641
Total current assets	1,400	5,018
Restricted cash	264	264
Property and equipment, net	548	775
Right-of-use assets	1,653	1,961
Other assets	42	67
Total assets	$3,907	$8,085

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1,202	$109
Accrued expenses	2,010	926
Lease liabilities	669	575
Convertible note payable, net of issuance costs (Note12)	984	—
Total current liabilities	4,865	1,610
Lease liabilities, net of current portion	1,525	2,075
Total liabilities	6,390	3,685
Commitments and contingencies (Note 7)
Stockholders' Equity (Deficit):
Preferred stock ($0.01 par value per share); 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock ($0.01 par value per share); 60,000,000 shares authorized at December 31, 2023 and 2022, and 12,032,425 and 4,944,202 shares issued and outstanding at December 31, 2023 and 2022, respectively	120	49
Additional paid-in capital	411,814	404,277
Accumulated other comprehensive loss	(265)	(229)
Accumulated deficit	(414,152)	(399,697)
Total stockholders' equity (deficit)	(2,483)	4,400
Total liabilities and stockholders' equity (deficit)	$3,907	$8,085

The accompanying notes are an integral part of these consolidated financial statements.

YIELD10 BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Revenue:
Grant revenue	$60	$450
Total revenue	60	450
Expenses:
Research and development	8,323	7,750
General and administrative	6,154	6,151
Total expenses	14,477	13,901
Loss from operations	(14,417)	(13,451)
Other income (expense):
Other income (expense), net	(38)	41
Total other income (expense)	(38)	41
Loss from operations before income taxes	(14,455)	(13,410)
Income tax provision	—	(156)
Net loss	$(14,455)	$(13,566)

Basic and diluted net loss per share	$(1.82)	$(2.76)
Number of shares used in per share calculations:
Basic and diluted	7,946,281	4,914,565

The accompanying notes are an integral part of these consolidated financial statements.

YIELD10 BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2023	2022
Net loss	$(14,455)	$(13,566)
Other comprehensive loss:
Change in unrealized gain on investments, net of income tax	1	7
Change in foreign currency translation adjustment, net of income tax	(37)	(61)
Total other comprehensive loss	(36)	(54)
Comprehensive loss	$(14,491)	$(13,620)

The accompanying notes are an integral part of these consolidated financial statements.

YIELD10 BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(14,455)	$(13,566)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	290	263
Expense for 401(k) company common stock match	108	133
Stock-based compensation	1,592	1,903
Noncash lease expense	308	393
Deferred tax asset	—	165
Changes in operating assets and liabilities:
Accounts receivable	—	164
Unbilled receivables	30	4
Prepaid expenses and other assets	345	(160)
Accounts payable	1,093	26
Accrued expenses	1,077	(209)
Lease liabilities	(456)	(520)
Net cash used in operating activities	(10,068)	(11,404)

Cash flows from investing activities
Purchase of property and equipment	(46)	(154)
Purchase of investments	—	(2,445)
Proceeds from sale and maturity of short-term investments	1,991	11,121
Net cash provided by investing activities	1,945	8,522

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants in equity offerings, net of issuance costs	5,842	—
Proceeds from At-the-Market offering, net of issuance costs	103	—
Proceeds from issuance of convertible debt note, net of issuance costs	967	—
Taxes paid on employees' behalf related to vesting of stock awards	(41)	(37)
Net cash provided by (used in) financing activities	6,871	(37)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	(54)
Net decrease in cash, cash equivalents and restricted cash	(1,288)	(2,973)
Cash, cash equivalents and restricted cash at beginning of year	2,620	5,593
Cash, cash equivalents and restricted cash at end of year	$1,332	$2,620

Supplemental Cash Flow Disclosure:
Interest paid	$68	$10
Right-of-use assets acquired in exchange for lease liabilities	$138	$—

The accompanying notes are an integral part of these consolidated financial statements

YIELD10 BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2021	4,881,851	$49	$402,283	$(175)	$(386,131)	$16,026
Stock-based compensation expense	—	—	1,903	—	—	1,903
Issuance of common stock for 401(k) match	36,706	—	128	—	—	128
Issuance of common stock upon vesting of restricted stock units	25,645	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(37)	—	—	(37)
Effect of foreign currency translation and unrelated loss on investments	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(13,566)	(13,566)
Balance, December 31, 2022	4,944,202	$49	$404,277	$(229)	$(399,697)	$4,400
Stock-based compensation expense	—	—	1,544	—	—	1,544
Issuance of common stock for 401(k) match	119,971	1	110	—	—	111
Issuance of common stock under At-the-Market offering, net of issuance costs	94,665	1	102	—	—	103
Issuance of common stock upon vesting of restricted stock units	17,640	—	—	—	—	—
Taxes paid on employees' behalf related to vesting of stock awards	—	—	(41)	—	—	(41)
Issuance of common stock and warrants in equity offerings, net of issuance costs	6,756,710	68	5,774	—	—	5,842
Issuance of common stock for director compensation	99,237	1	48	—	—	49
Effect of foreign currency translation and unrelated loss on investments	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(14,455)	(14,455)
Balance, December 31, 2023	12,032,425	$120	$411,814	$(265)	$(414,152)	$(2,483)

The accompanying notes are an integral part of these consolidated financial statements

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

1. Nature of Business and Basis of Presentation
Yield10 Bioscience, Inc. ("Yield10" or the "Company") is an agricultural bioscience company focused on commercializing sustainable products using the oilseed Camelina sativa ("Camelina") as a platform crop. The features of Camelina, including the availability of winter varieties and a short growth cycle, make it suitable for integration into crop rotations and double cropping on millions of acres in North America. To unlock this potential and make Camelina an attractive option to farmers, the Company is developing and planning to commercialize advanced varieties with elite weed control herbicide tolerance traits, improved agronomic performance, and increased crop value. The Company is pursuing two Camelina seed oil products with different market opportunities, value chains, scale requirements and challenges. The first product, Camelina seed oil is being developed as a low-carbon intensity feedstock oil for biofuels, including biodiesel, renewable diesel (“RD”) and sustainable aviation fuel (“SAF”). The second Camelina product being developed will be seed oil which has been genetically engineered to enable production of high levels of the omega-3 fatty acids eicosapentaenoic acid (“EPA”) and docosahexaenoic acid (“DHA”) in the oil. The Company's development is driven by the growing demand for new sources of omega-3 feedstocks and the production constraints and supply volatility of the traditional raw material source which is fish oil extracted from ocean harvested fish and krill. When commercially available, the Company's omega-3 Camelina will address a need for a reliable, scalable supply of omega-3 oils for aquaculture.
    The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. With the exception of a single year, the Company has recorded losses since its initial founding, including its fiscal year ending December 31, 2023. The Company ended 2023 with unrestricted cash, cash equivalents and short-term investments of $1,068.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets included herein:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,068	$2,356
Restricted cash	264	264
Total cash, cash equivalents and restricted cash	$1,332	$2,620
Amounts included in restricted cash represent those required to be set aside by contractual agreement. Restricted cash of $264 at December 31, 2023 and December 31, 2022, primarily consists of funds held in connection with the Company's lease agreement for its Woburn, Massachusetts facility.
Investments
Investments represent holdings of available-for-sale marketable debt securities acquired in accordance with the Company's investment policy. The Company considers all investments purchased with an original maturity date of ninety days or more at the date of purchase and a maturity date of one year or less at the balance sheet date to be short-term investments. All other investments are classified as long-term. The Company held no long or short-term investments at December 31, 2023 and no long-term investments at December 31, 2022.
Investments in marketable debt securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders' equity (deficit) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. Other-than-temporary

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
impairments of investments are recognized in the Company's statements of operations if the Company has experienced a credit loss and has the intent to sell the investment or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Realized gains and losses, dividends, interest income and declines in value judged to be other-than-temporary credit losses are included in other income (expense). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion together with interest on securities are included in interest income on the Company's consolidated statements of operations. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income (expense).
Foreign Currency Translation
Foreign denominated assets and liabilities of the Company's wholly-owned foreign subsidiary are translated into U.S. dollars at the prevailing exchange rates in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. When the Company dissolves, sells or substantially sells all of the assets of a consolidated foreign subsidiary, the cumulative translation gain or loss of that subsidiary is released from comprehensive income (loss) and included within its consolidated statement of operations during the fiscal period when the dissolution or sale occurs.
Comprehensive Loss
Comprehensive loss is comprised of net loss and certain changes in stockholders' equity (deficit) that are excluded from net loss. The Company includes unrealized gains and losses on debt securities and foreign currency translation adjustments in other comprehensive loss.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. The Company has historically invested its cash equivalents in highly rated money market funds, corporate debt, federal agency notes and U.S. treasury notes. Investments are acquired in accordance with the Company's investment policy which establishes a concentration limit per issuer. The Company has significant cash balances at financial institutions, which throughout the year, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

At December 31, 2022, the Company's unbilled receivables of $30 were due from MSU for support of the DOE grant.

Fair Value Measurements
The carrying amounts of the Company's financial instruments as of December 31, 2023 and December 31, 2022, which include cash equivalents, restricted cash, accounts receivable, unbilled receivables, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these instruments. See Note 4 for further discussion on fair value measurements.
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
Grant Revenue
The Company's historical source of revenue was from its government research grants in which it serves as either the primary contractor or as a subcontractor. These grants are considered an ongoing major and central operation of the Company's business. Revenue was earned as research expenses related to the grants are incurred. Revenue earned on government grants, but not yet invoiced as of the balance sheet date, are recorded as unbilled receivables in the accompanying consolidated balance sheets for the year ended December 31, 2022. Funds received from government grants in advance of work being performed, if any, are recorded as deferred revenue until earned.
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

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
During the year ended December 31, 2023, amounts paid to Yield10 for Camelina planting seed delivered to growers and from the Company's grain purchases delivered to its grain offtake partner have been recorded as an offset to research and development expense. The Company needs to more fully establish its commercial operations, including substantiation of the profitable economics of its Camelina product as a biofuel feedstock and validation of grower acceptance of the crop through larger acreage adoption before it begins to record payments for seed and grain deliveries as product revenue. Until then, the Company will consider its early, small-scale acreage production of Camelina, such as those completed during 2023, to be an initial proof of concept, or prototype, as defined under ASC 740, Research and Development. Yield10 will transition to commercialization and begin to record Camelina seed and grain inventory, cost of goods sold and product sales once the Company is satisfied the product has met these requirements.
General and Administrative Expenses
The Company's general and administrative expense includes costs for salaries, employee benefits, facilities expenses, consulting and professional service fees, travel expenses, depreciation and amortization expenses and office related expenses incurred to support the administrative and business development of the Company.
Intellectual Property Costs
The Company includes all costs associated with the prosecution and maintenance of patents within general and administrative expenses in the consolidated statements of operations.
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
The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their antidilutive effect:

	Year Ended December 31,
	2023	2022
Options	1,338,921	979,748
Restricted stock awards	—	27,123
Warrants	7,886,008	1,129,298
Total	9,224,929	2,136,169
The table above disclosing potentially dilutive securities in the calculation of diluted net loss per share as of December 31, 2023, excludes certain transactions that were completed after December 31, 2023.

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
On February 15, 2024, the Company's Board of Directors awarded 600,000 RSUs to certain officers, senior staff and outside consultants. These RSUs will vest in 50% increments 6 and 12 months from the date the awards were granted.
On March 22, 2024, the Company entered into warrant exercise agreements with certain existing institutional investors, pursuant to which these investors agreed to exercise a portion of the warrants previously issued to them. In consideration for their immediate exercise of 3,191,140 total outstanding warrants for cash, the Company agreed to reduce the exercise price of the warrants held by these institutional investors, including any unexercised portion thereof, to $0.43 per share. The institutional investors also received in a private placement, new unregistered warrants to purchase up to an aggregate of 6,382,280 shares of common stock with an exercise price of $0.43 per share, which is equal to 200% of the shares of common stock issued in connection with this current warrant exercise. See Note 17 - Subsequent Events.
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
See Note 13 for further discussion of income taxes. The Company had no amounts recorded for unrecognized tax expense or benefits as of December 31, 2023 and 2022.
Recent Accounting Standards Changes
    From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date as the initial pronouncement. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The guidance is effective for annual periods beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies and interim periods within those fiscal years. The adoption of this standard has not materially impacted the Company’s consolidated financial statements.
New pronouncements that are not yet effective but may impact the Company's financial statements in the future are described below.
In November 2023 the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This standard requires disclosure of significant segment expenses that are regularly

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
provided to a company's Chief Operating Decision Maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss and the title and position of the entity's CODM. The amendments in this update also expand the interim segment disclosure requirements. All disclosure requirements under this standard are also required for public entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the potential impact that this new standard will have on its consolidated financial statements and related disclosures.
3. INVESTMENTS
The Company's investments consist of the following at December 31, 2022:

	Accumulated Cost at December 31, 2022	Unrealized		Market Value at December 31, 2022
		Gain	(Loss)
Short-term investments
U.S. government and agency securities	$1,992	$—	$(1)	$1,991
Total	$1,992	$—	$(1)	$1,991

The Company did not hold any investments at December 31, 2023. All investments held on December 31, 2022 were short-term and classified as available for sale.
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
The Company’s financial assets classified as Level 2 at December 31, 2023 and December 31, 2022 were initially valued at the transaction price and subsequently valued utilizing third-party pricing services. Because the Company’s investment portfolio may include securities that do not always trade on a daily basis, the pricing services use many observable market inputs to determine value including reportable trades, benchmark yields and benchmarking of like securities. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2023 and December 31, 2022.
The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

	Fair value measurements at December 31, 2023
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Assets
Cash equivalents:
Money market funds	$673	$—	$—	$673
Total assets	$673	$—	$—	$673

	Fair value measurements at December 31, 2022
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Assets
Cash equivalents:
Money market funds	$1,633	$—	$—	$1,633
Short-term investments:
U.S. government and agency securities	—	1,991	—	1,991
Total assets	$1,633	$1,991	$—	$3,624
There were no transfers of financial assets or liabilities between category levels for the years ended December 31, 2023 and December 31, 2022.
5. Property and Equipment, Net
Property and equipment consist of the following:

	Year ended December 31,
	2023	2022
Equipment	$554	$533
Furniture and fixtures	59	59
Leasehold improvements	1,437	1,425
Total property and equipment, at cost	2,050	2,017
Less: accumulated depreciation and amortization	(1,502)	(1,242)
Property and equipment, net	$548	$775
Depreciation and amortization expense for the years ended December 31, 2023 and December 31, 2022, was $274 and $263, respectively.

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
6. Accrued Expenses
Accrued expenses consist of the following:

	Year ended December 31,
	2023	2022
Employee compensation and benefits	$103	$39
Leased facilities	27	81
Professional services	452	264
Field trials and related expenses	1,032	273
Other	396	269
Total accrued expenses	$2,010	$926

7. Commitments and Contingencies
Contractual Commitments
Exclusive Collaboration Agreement with Rothamsted Research Limited ("Rothamsted")
In November 2020, the Company signed an exclusive collaboration agreement with UK-based Rothamsted to support Rothamsted’s program to develop omega-3 oils in Camelina sativa. Under the agreement, Yield10 has provided Rothamsted with financial support for ongoing research including further EPA, DHA+EPA trait improvement, field testing and nutritional studies. The Company paid Rothamsted research funding and option fees totaling $219, with a final payment of $31 remaining to be paid as of December 31, 2023, related to a final deliverable to be received from Rothamsted. Included within the agreement, the Company had an exclusive two-year option to sign a global, exclusive or non-exclusive license agreement to the technology. In November 2022, Yield10 and Rothamsted agreed to extend the collaboration agreement and in October 2023, the Company exercised its option to sign the exclusive license agreement for the technology with execution of the license agreement expected to be completed in the second quarter of 2024.
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

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
Guaranteed Minimum Payments to Growers.
As an incentive for growers located in Canada and the U.S. to enter into Camelina commercial grain production contracts with the Company for the winter 2022/2023 and spring 2023 growing seasons, Yield10 offered minimum guaranteed payments per acre that reduce growers' risk of financial loss. The cost of these minimum payments was generally accrued on a straight-line basis over the expected growing season. Payment of minimum guarantees was conditional upon each grower fulfilling their contractual responsibilities and were offset by the purchase price of Yield10's Camelina planting seed provided to the growers and the contractual price that the Company pays for the quantity of grain that is harvested. During the year ended December 31, 2023, the Company incurred minimum guaranteed payments to growers amounting to approximately $72, which represented the difference between the amounts contractually guaranteed and the actual amount of the delivered harvest. At December 31, 2023, remaining payments outstanding due to growers for the completed 2022/2023 winter and 2023 spring growing seasons totaled $204, net of the growers' obligation to pay for the planting seed. Beginning with the winter 2023/2024 winter growing season, the Company discontinued the grower minimum payment incentive program.
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
Guarantees
As of December 31, 2023 and December 31, 2022, the Company did not have significant liabilities recorded for guarantees.
The Company enters into indemnification provisions under various agreements with other companies in the ordinary course of business, typically with business partners, contractors, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date Yield10 Bioscience has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2023 and December 31, 2022.
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

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
Neither of these research arrangements provides licensing revenue to the Company while Simplot and GDM perform trait evaluations.
9. Capital Stock and Warrants
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
At-The-Market ("ATM") Program
On January 24, 2023, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") with Maxim Group LLC ("Maxim") under which the Company could offer and sell shares of its common stock, $0.01 par value per share, having an aggregate offering price of up to $4,200 from time to time through Maxim, acting exclusively as the Company's sales agent. Maxim was entitled to compensation at a fixed commission rate of 2.75% of the gross sales price for each share sold. Effective May 3, 2023, the Company terminated the Sales Agreement after issuing a total of 94,665 shares

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
of common stock at per share prices between $3.03 and $4.08, resulting in gross proceeds to the Company of $299 before offering costs and sales commissions totaling $196.
Board of Director Stock Issuances
During the year ended December 31, 2023, certain members of the Company's Board of Directors elected to receive 99,237 shares of Yield10 common stock in lieu of receiving $49 in cash compensation payments for their services to the board and board committees.
Preferred Stock
The Company's certificate of incorporation, as amended and restated, authorizes it to issue up to 5,000,000 shares of $0.01 par value preferred stock.
Warrants
The following table summarizes information with regard to outstanding warrants to purchase common stock as of December 31, 2023:

Issuance	Number of Common Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
August 2023 Public Offering	5,750,000	$0.65	August 15, 2028
May 2023 Registered Direct and Concurrent Private Placement	1,006,710	$2.98	November 6, 2028
November 2019 Public Offering - Series B	395,528	$8.00	May 19, 2027
November 2019 Private Placement - Series B	718,750	$8.00	May 19, 2027
July 2017 Registered Direct Offering	14,270	$201.60	January 7, 2024
Consultant	750	$116.00	September 11, 2024
Total	7,886,008
Reserved Shares
The following shares of common stock were reserved for future issuance upon exercise of stock options, vesting of Restricted Stock Units ("RSUs") and conversion of outstanding warrants:

	December 31, 2023	December 31, 2022
Stock Options	1,338,921	979,748
RSUs	—	27,123
Warrants	7,886,008	1,129,298
Total number of common shares reserved for future issuance	9,224,929	2,136,169

10. Stock-Based Compensation
Stock Option Plans

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
The Company adopted a stock plan in 2006 (the "2006 Plan"), which provided for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. In October 2014, the 2006 Plan was terminated, and the Company adopted a new plan (the "2014 Plan"). No further grants or awards were subsequently made under the 2006 Plan. A total of 3,662 options were awarded from the 2006 Plan and as of December 31, 2023, 79 of these options remain outstanding and eligible for future exercise.
The 2014 Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. In May 2018, the 2014 Plan was terminated, and the Company adopted a new 2018 Stock Option and Incentive Plan, which was amended in May 2020 (the "2018 Stock Plan"). A total of 16,896 options were awarded from the 2014 Plan and as of December 31, 2023, 14,065 of these options remain outstanding and eligible for future exercise. A total of 3,619 restricted stock awards were awarded from the 2014 Plan and as of December 31, 2023, all of these restricted stock awards have vested. No further stock awards may be issued from the 2014 Plan.
The 2018 Stock Plan initially reserved for issuance 32,500 shares of the Company's common stock for grants of incentive stock options, non-qualified stock options, stock grants and other stock-based awards. In accordance with the terms of the 2018 Stock Plan, beginning on the first day in January 2019, the Company's Board of Directors has annually approved the addition of shares to the 2018 Stock Plan in amounts equal to 5% of the outstanding shares of the Company's common stock on the day prior to the increase. Effective January 1, 2024 and January 1, 2023, Yield10's Board of Directors approved the addition of 601,621 and 247,210 shares, respectively. As of December 31, 2023, a total of 1,517,319 options and restricted stock awards have been issued from the 2018 Stock Plan, and as of that date, 1,324,777 options and restricted stock awards remain outstanding.
Expense Information for Stock Awards
The Company recognized stock-based compensation expense, related to employee stock awards, including awards to non-employees and members of the Board of Directors, of $1,592 and $1,903 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, there was approximately $2,091 of stock-based compensation expense related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.52 years.
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

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
A summary of the activity related to the shares of common stock covered by outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	722,765	$19.22	8.79	$—
Granted	260,285	3.72
Exercised	—	—
Forfeited	(1,859)	7.55
Expired	(1,443)	712.92
Balance at December 31, 2022	979,748	14.10	8.15	$—
Granted	457,600	2.16
Exercised	—	—
Forfeited	(66,423)	6.35
Expired	(32,004)	75.42
Balance at December 31, 2023	1,338,921	$8.94	7.46	$—
Vested and expected to vest at December 31, 2023	1,338,921	$8.94	7.46	$—
Exercisable at December 31, 2023	664,919	$14.15	6.81	$—
The weighted average grant date fair value per share of options granted during fiscal years 2023 and 2022, was $1.63 and $3.31, respectively. No options were exercised during 2023 and 2022, and therefore the intrinsic value for exercised options during the two years was not applicable. The weighted average remaining contractual term for options outstanding as of December 31, 2023 was 7.46 years.
For the years ended December 31, 2023, and 2022, the Company determined the fair value of stock options using the Black-Scholes option-pricing model with the following assumptions for option grants, respectively:

Year Ended December 31,
	2023	2022
Expected dividend yield	—	—
Risk-free rate	3.5% - 4.7%	1.6% - 4.3%
Expected option term (in years)	6.2 - 6.3	6.2 - 10.0
Volatility	119% - 123%	116% - 126%
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
Restricted Stock Units ("RSUs")
The Company records stock compensation expense for RSUs on a straight-line basis over their requisite service period, which approximates the vesting period, based on each RSU's award date market value. As RSUs vests, the Company

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
withholds a number of shares from its employees with an aggregate fair market value equal to the minimum tax withholding amount (unless the employee makes other arrangements for payment of the tax withholding) from the common stock issuable at the vest date. The Company then pays the minimum required income tax for the employees. During the years ended December 31, 2023 and December 31, 2022, the Company withheld vested shares with a fair value of $41 and $37, respectively, to pay for minimum tax withholding associated with RSU vesting.
A summary of RSU activity for the year ended December 31, 2023 is as follows:

	Number of RSUs	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2022	27,123
Awarded	—
Released	(27,123)
Forfeited	—
Outstanding at December 31, 2023	—	0.00

Weighted average remaining recognition period (years)	0.00

Subsequent to year-end, on February 15, 2024, the Company's Board of Directors awarded 600,000 RSUs to certain officers, senior staff and outside consultants. These RSUs will vest in 50% increments 6 and 12 months from the date the awards were granted.
11. LEASES
Maturity Analysis of Lease Liabilities
The Company's right-of-use assets and corresponding lease liabilities recorded under ASC 842 include its facility lease for its headquarters located in Woburn, Massachusetts, and a small number of automobile leases entered into under a fleet leasing program during the year ended December 31, 2023. At December 31, 2023, the Company's lease liability related to its Woburn facility and leased automobiles will mature as follows:

Year ended December 31,	Undiscounted Cash Flows
2024	$810
2025	833
2026	786
2027	25
Thereafter	4
Total undiscounted future lease payments	2,458
Amount of lease payments representing interest	(264)
Total lease liabilities	$2,194
Short-term lease liabilities	$669
Long-term lease liabilities	$1,525
Quantitative Disclosure of Lease Costs

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)

	Year Ended December 31,
	2023	2022
Lease cost:
Operating lease cost	$624	$605
Short-term lease cost	758	696
Sublease income	(659)	(605)
Total lease cost, net	$723	$696

Other information as of:	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	3.0	3.9
Weighted-average discount rate	7.53%	7.25%
Real Estate Leases
    During 2016, the Company entered into a lease agreement, as amended, for its headquarters pursuant to which the Company leases 22,213 square feet of office and research and development space located at 19 Presidential Way, Woburn, Massachusetts. The lease agreement will terminate on November 30, 2026 and does not include options for an early termination or for an extension of the lease. Pursuant to the lease, the Company is required to pay certain pro rata taxes and operating costs associated with the premises throughout the term of the lease. During the initial buildout of the rented space, the landlord paid for certain tenant improvements that resulted in increased rental payments by the Company. As required by ASC 842, these improvements were recorded as a reduction in the valuation of the associated right-of-use asset. The Company provided the landlord with a security deposit in the form of an irrevocable letter of credit in the amount of $229.
In December 2023, the Company notified the landlord that it was deferring monthly rental payments, beginning with the December 2023 rent, until such time that the Company is able to raise additional working capital. The landlord immediately notified the Company that it was in payment default under the terms of the lease and has subsequently withdrawn funds held under the irrevocable letter of credit to cover rent for the months of December 2023 through February 2024, leaving a remaining balance in the letter of credit of $12. The Company reinitiated payment of its monthly rent beginning with the month of March 2024 and intends to return the letter of credit back to its $229 balance as available funding permits.
In October 2016, the Company entered into a sublease agreement with a subsidiary of CJ CheilJedang Corporation ("CJ") with respect to CJ's sublease of 9,874 square feet of its leased facility located in Woburn, Massachusetts. The sublease space was determined to be in excess of the Company's needs. The CJ sublease is coterminous with the Company's master lease and CJ will pay pro rata rent and operating expenses proportionate to the amounts payable to the landlord by the Company, as adjusted from time to time in accordance with the terms of the master lease. Future CJ sublease payments have not been presented as an offset to total undiscounted future lease payments of $2,458 shown in the lease maturity analysis table above. CJ provided the Company with a security deposit of $103 in the form of an irrevocable letter of credit. As a result of Yield10's payment default, CJ now pays the landlord directly for its sublease.
The Company's wholly-owned subsidiary, YOI, located in Saskatoon, Saskatchewan, Canada, leases approximately 9,600 square feet of office, laboratory and greenhouse space located within Innovation Place at 410 Downey Road and within the research facility of National Research Council Canada located at 110 Gymnasium Place. None of these leases contains renewal or early termination options. YOI's leases for these facilities expire on various dates through September 30, 2024.

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
12. CONVERTIBLE NOTE PAYABLE, NET
On April 27, 2023, the Company signed a non-binding letter of intent (“LOI”) with Marathon Petroleum Corporation for a potential investment in Yield10 by Marathon and for an offtake agreement for low-carbon intensity Camelina feedstock oil to be used in renewable fuels production. In connection with signing the LOI, the Company sold and issued to MPC Investment LLC, an affiliate of Marathon, a senior unsecured convertible note in the original principal amount of $1,000 (the “Convertible Note”) which is convertible into shares of the Company’s common stock at a conversion price equal to $3.07 per share, subject to any mandatory adjustments and certain conditions and limitations set forth in the Convertible Note. If not converted or terminated earlier, all outstanding principal and accrued and unpaid interest on the Convertible Note will be due and payable in full in cash on the Convertible Note's expected maturity date of August 24, 2024. Yield10 used the net proceeds of $967, after debt issuance costs of $33, from the Convertible Note for working capital and general corporate purposes.
The Convertible Note contains customary events of default for such an instrument, accrues interest at 8.0% per annum, payable semi-annually in arrears, and is expected to mature on August 24, 2024, unless earlier repaid or converted prior to such date in accordance with its terms. The Company may, at its option prior to any interest payment date, pay the interest due on such interest payment date in kind ("PIK Interest"), in which case such PIK Interest will be capitalized and added to the unpaid principal amount of the Convertible Note. Interest expense accrued on the Convertible Note through December 31, 2023 is included in other income (expense), net, in the Company's condensed consolidated statements of operations included herein.
The issuance costs of $33 are being amortized as interest expense, using the effective interest rate method, through the expected maturity date of August 24, 2024, resulting in an effective interest rate of 10.7%. At December 31, 2023, $17 in issuance costs remain to be amortized through the Maturity Date. If Yield10 and Marathon enter into a definitive offtake agreement or similar transaction that qualifies as a Qualified Financing (as defined in the Convertible Note) prior to the Maturity Date, the Convertible Note will convert into the securities issued in respect of such Qualified Financing and the Company will recognize any remaining unamortized issuance costs.
13. Income Taxes
Income Taxes and Deferred Tax Assets and Liabilities
The components of loss from operations before provision for income taxes consist of the following:

	Year Ended December 31,
	2023	2022
Domestic	$(3,817)	$(13,504)
Foreign	(10,638)	94
Net loss from operations before income tax provision	$(14,455)	$(13,410)

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
The components of the income tax provision consisted of the following for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Current Tax Provision:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current	—	—

Deferred Tax Benefit:
Federal	—	—
State	—	—
Foreign	—	156
Total deferred	—	156
Total tax provision	$—	$156
Significant components of the Company's deferred tax assets are as follows:

	Year Ended December 31,
	2023	2022
Deferred Tax Assets:
Net operating loss carryforward	$9,776	$6,953
Capitalization of research and development expense	2,543	1,841
Credit carryforwards	1,019	799
Stock compensation	1,081	1,043
Lease liability	581	733
Other temporary differences	22	—
Total deferred tax assets	15,022	11,369
Valuation allowance	(14,542)	(10,739)
Net deferred tax assets	480	630
Deferred Tax Liabilities:
Depreciation	(62)	(94)
Right-of-use asset	(418)	(536)
Net deferred taxes	$—	$—

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
Tax Rate
The items accounting for the difference between the income tax (provision) benefit computed at the federal statutory rate of 21% and the provision for income taxes were as follows:

	Year Ended December 31,
	2023	2022
Federal income tax at statutory federal rate	21.0%	21.0%
State taxes	1.3%	5.9%
Permanent differences	(0.2)%	(0.3)%
Tax credits	1.8%	2.0%
Foreign rate differential	4.4%	(0.1)%
Stock compensation	(1.1)%	(1.6)%
Other	(1.2)%	0.0%
Change in valuation allowance	(26.0)%	(28.1)%
Total	0.0%	(1.2)%
Tax Attributes
At December 31, 2023, the Company had U.S. net operating loss carryforwards ("NOLs") for federal and state income tax purposes of approximately $25,130 and $25,124, respectively. All of the $25,130 of federal NOLs will carry forward indefinitely. The Company's state NOL carryforwards will begin to expire on various dates through 2043. The Company also had available research and development and investment tax credits for federal and state income tax purposes of approximately $569 and $412, respectively. These federal and state credits will begin to expire on various dates through 2043. In Canada, the Company has cumulative research tax credits totaling $123 that will begin to expire on various dates through 2037.
Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets ("DTA"), which is comprised principally of NOL carryforwards. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of U.S. federal and state DTAs. Accordingly, a full valuation allowance has been established against the U.S. net DTAs. The Company has also concluded, based on its financial projections, that it is more likely than not the $123 of DTAs of its wholly-owned Canadian subsidiary, YOI, may not be recognized in the future, resulting in the Company's recording of a full valuation allowance against the assets.
Utilization of the NOL and research and development credit ("R&D Credit") carryforwards may be subject to a substantial annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986 (the "Code") due to ownership change limitations, as defined by the Code, that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D Credit carryforwards that can be utilized annually to offset future U.S. taxable income and tax, respectively. The Company evaluated its Section 382 ownership changes through May 31, 2021 and has determined that the most recent change that occurred in November 2019 resulted in all NOL and R&D Credit carryforwards outstanding as of that date becoming fully limited. The Company has reduced its associated deferred tax assets accordingly. To the extent an ownership change occurred in the future, the NOL, R&D Credit carryforwards and other deferred tax assets recorded after the November 2019 ownership change may also be subject to limitations.
Other
The tax years 2020 through 2023 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. The statute of limitations for NOLs utilized in future years will remain open beginning in the year of utilization.

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
The Company's policy is to record estimated interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties recorded related to uncertain tax positions.
No additional provision has been made for U.S. income taxes related to the undistributed earnings of the wholly-owned subsidiaries of Yield10 or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries as the amounts are not significant. As such, earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings.  A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed.  It is not practical to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investment in subsidiaries.  Unremitted earnings at December 31, 2023 and December 31, 2022 approximated $1,082 and $1,081, respectively.
14. Employee Benefits
The Company maintains a 401(k) savings plan in which substantially all of its regular U.S. employees are eligible to participate. Participants may contribute up to 60% of their annual compensation to the plan, subject to eligibility requirements and annual IRS limitations. The Company's plan provides for a matching contribution in common stock of up to 4.5% of a participant's total compensation dependent upon the level of participant contributions made during the plan year. Pursuant to this plan, the Company issued 119,971, and 36,706 shares of common stock during the years ended December 31, 2023, and December 31, 2022, respectively, and recorded $108, and $133, respectively, of related expense. Company contributions are fully vested upon issuance.
15. Government Research Grants
During 2018, the Company entered into a sub-award with Michigan State University ("MSU") to support a Department of Energy ("DOE") funded grant entitled "A Systems Approach to Increasing Carbon Flux to Seed Oil." The Company's participation under this five-year grant has been awarded incrementally on an annual basis with the first year commencing September 15, 2017. Funding for this sub-award in the amount of $2,957 was appropriated by the U.S. Congress through the final contractual year ending in September 2022. During the years ended December 31, 2023 and December 31, 2022, Yield10 recognized grant revenue of $60 and $450, respectively, from this sub-award and as of December 31, 2023, the DOE sub-award has been completed with no further amounts to be recognized.
16. Geographic Information
The geographic distribution of the Company's revenues and long-lived assets are summarized in the table below. Foreign revenue is based on the country in which the Company's subsidiary that earned the revenue is domiciled.

	U.S.	Canada	Total
Year Ended December 31, 2023
Revenue	$60	$—	$60
Identifiable long-lived assets	$484	$64	$548
Year Ended December 31, 2022
Revenue	$450	$—	$450
Identifiable long-lived assets	$671	$104	$775

YIELD10 BIOSCIENCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
17. Subsequent Events
Vision Bioenergy Oilseeds, LLC ("Vision") License
On February 14, 2024, the Company granted Vision Bioenergy Oilseeds, LLC a global license to certain proprietary spring and winter Camelina varieties, including varieties exhibiting herbicide tolerance. Under the license, Vision has a three-year period of exclusivity to commercialize the licensed traits and varieties for use in biofuels. Once that period elapses, the license granted to Vision will convert to a non-exclusive status worldwide. In consideration for the license and the Company’s completion of certain near-term deliverables, Vision will make cash payments to the Company totaling $3,000. The Company retained the right to sublicense these Camelina traits and plant varieties, as well as continue to utilize and develop the varieties to produce omega-3 oil and other Camelina oil and meal products.
Warrant Exercise Agreements
On March 22, 2024, the Company entered into warrant exercise agreements with certain existing institutional investors, pursuant to which these investors agreed to exercise (i) a portion of the warrants issued to them in May 2023, which were exercisable for 671,140 shares of the Company’s common stock and had an exercise price of $2.98 per share, and (ii) a portion of the warrants issued to them in August 2023, which were exercisable for 2,520,000 shares of common stock and had an exercise price of $0.65 per share. In consideration for their immediate exercise of these 3,191,140 total warrants for cash, the Company agreed to reduce the exercise price of the May 2023 and August 2023 warrants held by these institutional investors, including any unexercised portion thereof, to $0.43 per share, which was equal to the closing price of the Company’s common stock on The Nasdaq Stock Market prior to the execution of the agreements. The institutional investors also received in a private placement, new unregistered warrants to purchase up to an aggregate of 6,382,280 shares of common stock with an exercise price of $0.43 per share, which is equal to 200% of the shares of common stock issued in connection with this current warrant exercise. The Company is expected to receive $1,372 in cash proceeds from the current exercise of the warrants, before financial advisory and other expenses incurred in completing the arrangement.
The Company has agreed to hold an annual or special meeting of shareholders on or prior to the date that is ninety days following the closing date of the warrant exercise for the purpose of obtaining shareholder approval, as may be required by the applicable rules and regulations of the Nasdaq Stock Market, with respect to issuance of the new warrants and the shares issuable upon the exercise thereof.